Form 10QSB
period 1996-03-31
KLEVER MARKETING INC
filed 1997-06-20
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                U.S. Securities and Exchange Commission

                      Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1996


       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

             For the transition period from               to

             Commission file number       0-18834

                            Klever Marketing, Inc.
    (Exact name of small business issuer as specified in its charter)


       Delaware                                          36-3688583
 (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)


          350 West 30 South, Suite 201, Salt Lake City, Utah 84101
                  (Address of principal executive offices)

         (801) 322-1221
         Issuer's telephone number

                                VideOcart, Inc.
(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer  (1) filed all reports required to be filed by
Section  13  or  15(d) of the Exchange Act during the past  12 months
(or for such  shorter period  that the registrant was required  to file such reports),  and  (2) has been subject to such filing requirements
for the past  90 days.    Yes         No    X




APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No   X


APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                       May 23, 1997     9,443,513

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X


                        PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                           (FORMERLY VideOcart, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                                March 31      December 31
ASSETS                                             1996          1995
Current Assets
 Cash                                       $    (2,324)     $   24,674

     Total Current Assets                        (2,324)         24,674

Fixed Assets
  Equipment                                      48,662          47,462
  Less Accumulated Depreciation                 (20,558)        (17,670)

     Net Fixed Assets                            28,104          29,792

Other Assets
  Patents                                     1,445,146       1,445,146
  Organization Costs                            152,662         152,662
  Less Accumulated Amortization                (728,014)       (690,748)

     Net Other Assets                           869,794         907,060

     Total Assets                           $   895,574     $   961,526


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                   $   182,694     $    95,821
  Accrued Liabilities                            33,645          33,460
  Related Party Payables                         50,166          50,166
  Lease Obligation                                7,259           8,186

     Total Current Liabilities                  273,764         187,633

Other
  Deferred Income                               221,500         214,000
  Notes Payable - Related Party                  36,554          39,689

     Total Other Liabilities                    258,054         253,689

     Total Liabilities                          531,818         441,322



                             KLEVER MARKETING, INC.
                           (FORMERLY VideOcart, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (Continued)
                                  (Unaudited)


                                             MARCH 31,       DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY           1996             1995
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding               $         -       $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    8,616,778 shares issued and out-
    standing March 31, 1996 and
    8,592,038 shares issued and out-
    standing December 31, 1995                   86,168           85,920
 Common Stock to be issued                        3,400            3,400

  Paid in Capital in Excess of Par
    Value                                     3,815,901        3,764,669
  Retained Deficit                           (3,333,785)      (3,333,785)
  Deficit Accumulated During the
    Development Stage                          (207,928)               -

     Total Stockholders' Equity                 363,756          520,204

     Total Liabilities and
       Stockholders' Equity                 $   895,574       $  961,526



The accompanying notes are an integral part of these financial statements.





                           KLEVER MARKETING, INC.
                         (FORMERLY VideOcart, Inc.)
                        (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                               (Unaudited)



                                                                   Cumulative
                                        For the Three Months         During
                                              March 31,            Development
                                         1996          1995           Stage

Revenue                             $        -     $        -     $        -

   Total Revenue                             -              -              -

Expenses
 General and
  Administrative                        135,344       131,306        135,344
 Research and
  Development                            70,209       193,247         70,209

   Total Expenses                       205,553       324,553        205,553

Other Income (Expense)
 Interest Income                              -           344              -
 Interest Expense                        (2,375)       (3,147)        (2,375)

                                         (2,375)       (2,803)        (2,375)

Income (Loss)
 Before Taxes                          (207,928)     (327,356)      (207,928)

Income Taxes                                  -             -              -

Net Income (Loss)
 After Taxes                         $ (207,928)   $ (327,356)     $(207,928)

Weighted Average Shares
  Outstanding                         8,611,244      8,099,572

Loss Per Share                      $      (.02)   $      (.04)








The accompanying notes are an integral part of these financial statements.



                           KLEVER MARKETING, INC.
                         (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                               (Unaudited)



                                                                   Cumulative
                                         For the Three Months Ended    During
                                                 March 31,          Development
                                             1996        1995         Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                 $(207,928)  $ (327,356)    $(207,928)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Increase (decrease) in
    accounts receivable and
    prepaid expenses                             -           12             -

    Increase (decrease) in accounts
    payable                                 86,873        6,946        86,873

    Increase (decrease) in accrued
    Liabilities                                185        2,869           185

    Deferred income                          7,500      132,000         7,500

    Depreciation and Amortization           40,154       28,030        40,155

Net Adjustment                             134,712      169,857       134,713

Net cash used in operating activities      (73,216)    (157,499)      (73,215)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                    (1,200)      (4,750)       (1,200)
Acquisition of patents                           -       (7,375)            -

Net cash used by investing activities       (1,200)     (12,125)       (1,200)










                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.
                         (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                (Continued)
                                (Unaudited)

                                                                   Cumulative
                                         For the Three Months Ended    During
                                                  March 31,
Development
                                             1996        1995         Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Capital Stock Issued        $ 51,480    $ 187,500     $ 51,479
Proceeds From Loans                         25,000            -       25,000
Principle Payments on
  Lease Obligations                           (927)      (2,704)        (927)
Cash payments on notes payable             (28,135)           -      (28,135)
Net Cash Provided by Financing
  Activities                                47,418       184,796      47,417
Net Increase (Decrease) in Cash
  and Cash Equivalents                     (26,998)       15,172     (26,998)
Cash and Cash Equivalents at
  Beginning of the Year                     24,674        25,071      24,674
Cash and Cash Equivalents at
  End of the Year                         $ (2,324)   $   40,243    $ (2,324)

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                 $   2,036     $    3,148     $ 2,036
Income Taxes                             $     100     $      100     $   100










The accompanying notes are an integral part of these financial statements.





                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              (Unaudited)

1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.MERGER

     On July 5, 1996, pursuant to the plan of reorganization, the Company merged with Klever Kart, Inc. in a reverse merger. The reorganized company is to be obligated to pay up to $150,000 in administrative and priority claims of the former VideOcart, Inc. The Reorganized Company issued shares of common stock pursuant to the plan as follows:

  *  Current shareholders of Klever-Kart received 7,999,866 shares.

  * Creditors of the Company (as specified in the second amended plan of reorganization) will receive 900,000 shares pro rata or $100 if elected by creditor. As of December 31, 1996, 560,000 shares have been issued. The remaining 340,000 shares has been reserved, and will be issued when the creditors entitled to them are identified.

  *  Series B preferred stock holders received 66,000 shares.

  *  Series D preferred stock holders received 99,994 shares.

  *  Common stock holders received 99,381 shares.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Results of Operations -     From December 8, 1993 to July 5, 1996 the Company
was in Bankruptcy. On July 5, 1996 the Company was reorganized (See Note 2 above) and for the three and three months ended March 31, 1996 the Company became a development stage company and has not begun principal operations.




Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. From time to time in the past the Company has relied on short-term borrowing and the issuance of restricted common stock to fund current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended March 31, 1996, operating activities used cash of $73,000 as compared to net cash used of $157,000 for the three months ended March 31, 1995.

     Cash flows used in investing activities is primarily due to the acquisition of $1,200 and $12,000 of computer equipment and office furniture and patents for the three months ended March 31, 1996 and March 31, 1995.

     Financing activities provided $47,000 and $185,000 for the three months
ended March 31, 1996 and 1995.   The increase in cash flow from financing
activities  was primarily from the sale of common stock.

     The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended March 31, 1996.



                               SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Klever Marketing, Inc.
                                           (Registrant)





DATE:      June 20, 1997               By:  /s/
                                       Paul G. Begum
                                       Chief Executive officer & Director
                                       (Principal financial and
                                       Accounting Officer)