Form 10QSB
period 1996-06-30
KLEVER MARKETING INC
filed 1997-06-20
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

               U.S. Securities and Exchange Commission

                      Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  June 30, 1996

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
                             BALANCE SHEET
                               (Unaudited)

                                                   June 30        December 31
ASSETS                                               1996           1995
Current Assets
 Cash                                           $     8,263     $   24,674

     Total Current Assets                             8,263         24,674

Fixed Assets
  Equipment                                          49,862         47,462
  Less Accumulated Depreciation                     (23,447)       (17,670)

     Net Fixed Assets                                26,415         29,792

Other Assets
  Patents                                         1,448,169      1,445,146
  Organization Costs                                152,662        152,662
  Less Accumulated Amortization                    (765,280)      (690,748)

     Net Other Assets                               835,551        907,060

     Total Assets                               $   870,229    $   961,526


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                       $   103,767     $   95,821
  Accrued Liabilities                                33,830         33,460
  Related Party Payables                             50,166         50,166
  Lease Obligation                                    6,333          8,186

     Total Current Liabilities                      194,096        187,633

Other
  Deferred Income                                   229,000        214,000
  Notes Payable - Related Party                      33,418         39,689

     Total Other Liabilities                        262,418        253,689

     Total Liabilities                              456,514        441,322



                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.)
                        (A Development Stage Company)
                               BALANCE SHEET
                                (Continued)
                                (Unaudited)



                                                  JUNE 30         DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                1996             1995
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding                    $         -     $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    8,825,241 shares issued and out-
    standing June 30, 1996 and
    8,592,038 shares issued and out-
    standing December 31, 1995                       88,252         85,920
 Common Stock to be issued                            3,400          3,400

  Paid in Capital in Excess of Par
    Value                                         4,071,705      3,764,669
  Retained Deficit                               (3,333,785)    (3,333,785)
  Deficit Accumulated During the
    Development Stage                              (415,857)              -

     Total Stockholders' Equity                     413,715        520,204

     Total Liabilities and
       Stockholders' Equity                     $   870,229     $  961,526









The accompanying notes are an integral part of these financial statements.





                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                               (Unaudited)



                                                                   Cumulative
                    For the Three Months     For the Six Months      During
                          June 30,                June 30,         Development
                     1996        1995        1996          1995      Stage

Revenue          $        -  $        -  $        -   $        -   $        -

   Total Revenue          -           -           -            -            -

Expenses
 General and
  Administrative     135,344     131,306     270,689     262,612      270,689
 Research and
  Development         70,209     193,247     140,418     386,494      140,418

   Total Expenses    205,553     324,553     411,107     649,106      411,107

Other Income (Expense)
 Interest Income           -         344           -         688            -
 Interest Expense     (2,375)     (3,147)     (4,750)     (6,295)      (4,750)

                      (2,375)     (2,803)     (4,750)     (5,607)      (4,750)

Income (Loss)
 Before Taxes       (207,928)   (327,356)   (415,857)   (654,713)    (415,857)

Income Taxes               -           -           -           -            -

Net Income (Loss)
 After Taxes      $ (207,928) $ (327,356) $ (415,857)  $(654,713)   $(415,857)

Weighted Average Shares
  Outstanding      8,640,224   8,138,996   8,659,602   8,117,376

Loss Per Share    $     (.02) $     (.04) $     (.05) $     (.08)









The accompanying notes are an integral part of these financial statements.


                           KLEVER MARKETING, INC.
                         (FORMERLY VideOcart, Inc.)
                        (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                               (Unaudited)



                                                                   Cumulative
                                         For the Six Months Ended    During
                                                 June 30,          Development
                                             1996        1995         Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                 $(415,857) $  (654,713)    $(415,857)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Increase (decrease) in
    accounts receivable and
    prepaid expenses                             -           12             -

    Non cash general and administrative      4,398            -         4,398

    Increase (decrease) in accounts
    payable                                  7,946       13,891         7,946

    Increase (decrease) in accrued
    Liabilities                                370        2,869           370

    Deferred income                         15,000      170,256        15,000

    Depreciation and Amortization           80,309       56,060        80,309

Net Adjustment                             108,023      243,088       108,023

Net cash used in operating activities     (307,834)    (411,625)     (307,834)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                    (2,400)      (9,500)       (2,400)
Acquisition of patents                      (3,023)     (14,750)       (3,023)

Net cash used by investing activities       (5,423)     (24,250)       (5,423)








                              KLEVER MARKETING, INC.
                            (FORMERLY VideOcart, Inc.
                           (A Development Stage Company)
                              STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                   Cumulative
                                         For the Six Months Ended    During
                                                  June 30,         Development
                                             1996        1995         Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Capital Stock Issued       $ 304,970   $   447,100    $ 304,970
Proceeds From Loans                         25,000             -       25,000
Principle Payments on
  Lease Obligations                         (1,853)       (5,408)      (1,853)
Cash payments on notes payable             (31,271)            -      (31,271)
Net Cash Provided by Financing
  Activities                               296,846       441,692      296,846
Net Increase (Decrease) in Cash
  and Cash Equivalents                     (16,411)        5,817      (16,411)
Cash and Cash Equivalents at
  Beginning of the Year                     24,674        25,071       24,674
Cash and Cash Equivalents at
  End of the Year                        $   8,263    $   30,888     $  8,263

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                 $   4,073     $    6,295     $ 4,073
Income Taxes                             $     100     $      100     $   100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On May 13, 1996 the Company issued 1,463 shares of stock in exchange for legal services of $4,398.












The accompanying notes are an integral part of these financial statements.





                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

Results of Operations -     From December 8, 1993 to July 5, 1996 the Company
was in Bankruptcy. On July 5, 1996 the Company was reorganized (See Note 2 above) and for the three and six months ended June 30, 1996 the Company became a development stage company and has not begun principal operations.



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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended June 30, 1996, operating activities used cash of $308,000 as compared to net cash used of $412,000 for the six months ended June 30, 1995.

     Cash flows used in investing activities is primarily due to the acquisition of $5,000 and $24,000 of computer equipment and office furniture and patents for the six months ended June 30, 1996 and June 30, 1995.

     Financing activities provided $297,000 and $442,000 for the six months
ended June 30, 1996 and 1995.   The increase in cash flow from financing
activities  was primarily from the sale of common stock.

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

     None.
 .
Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the six months ended June 30, 1996.


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