Form 10QSB
period 1996-09-30
KLEVER MARKETING INC
filed 1997-06-20
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                   U.S. Securities and Exchange Commission

                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   September 30, 1996

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
                             BALANCE SHEET
                              (Unaudited)

                                                September 30     December 31
ASSETS                                              1996            1995
Current Assets
 Cash                                          $    (4,738)     $   24,674

     Total Current Assets                           (4,738)         24,674

Fixed Assets
  Equipment                                         51,062          47,462
  Less Accumulated Depreciation                    (26,336)        (17,670)

     Net Fixed Assets                               24,726          29,792

Other Assets
  Patents                                        1,448,169       1,445,146
  Organization Costs                               152,662         152,662
  Less Accumulated Amortization                   (802,546)       (690,748)

     Net Other Assets                             798,285          907,060

     Total Assets                             $   818,273      $   961,526




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                     $   263,616       $   95,821
  Accrued Liabilities                              34,015           33,460
  Related Party Payables                           50,166           50,166
  Lease Obligation                                  5,406            8,186

     Total Current Liabilities                    353,203          187,633

Other
  Deferred Income                                 229,000          214,000
  Notes Payable - Related Party                    30,283           39,689

     Total Other Liabilities                      259,283          253,689

     Total Liabilities                            612,486          441,322



                             KLEVER MARKETING, INC.
                           (FORMERLY VideOcart, Inc.)
                         (A Development Stage Company)
                                BALANCE SHEET
                                (Continued)
                                (Unaudited)



                                                SEPTEMBER 30      DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                 1996            1995
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding                   $         -     $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    8,825,241 shares issued and out-
    standing September 30, 1996 and
    8,592,038 shares issued and out-
    standing December 31, 1995                       88,252         85,920
 Common Stock to be issued                            3,400          3,400

  Paid in Capital in Excess of Par
    Value                                         4,071,705      3,764,669
  Retained Deficit                               (3,333,785)    (3,333,785)
  Deficit Accumulated During the
    Development Stage                              (623,785)              -

     Total Stockholders' Equity                     205,787        520,204

     Total Liabilities and
       Stockholders' Equity                     $   818,273     $  961,526












The accompanying notes are an integral part of these financial statements.





                         KLEVER MARKETING, INC.
                       (FORMERLY VideOcart, Inc.)
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
                             (Unaudited)



                                                                   Cumulative
                    For the Three Months     For the Nine Months      During
                        September 30,           September 30,      Development
                  1996        1995           1996           1995
Stage

Revenue       $        -  $        -     $        -     $        -  $        -

   Total Revenue       -           -              -              -           -

Expenses
 General and
  Administrative 135,344     131,306        406,033        393,918     406,033
 Research and
  Development     70,209     193,247        210,627        579,741     210,627

   Total Expenses 205,553    324,553        616,660        973,659     616,660

Other Income (Expense)
 Interest Income        -        344              -          1,032           -
 Interest Expense  (2,375)    (3,147)        (7,125)        (9,442)     (7,125)

                   (2,375)    (2,803)        (7,125)        (8,410)     (7,125)

Income (Loss)
 Before Taxes    (207,928)  (327,356)      (623,785)      (982,069)   (623,785)

Income Taxes            -          -              -              -           -

Net Income (Loss)
 After Taxes   $ (207,928) $(327,356)    $ (623,785)     $(982,069)  $(623,785)

Weighted Average Shares
  Outstanding   8,825,241  8,435,331      8,727,166      8,417,039

Loss Per Share $     (.02) $   (.04)     $     (.07)    $     (.12)









The accompanying notes are an integral part of these financial statements.


                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.)
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                (Unaudited)



                                                                   Cumulative
                                         For the Nine Months Ended    During
                                               September 30,       Development
                                             1996        1995         Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                 $(623,785)  $ (982,069)    $(623,785)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Increase (decrease) in
    accounts receivable and
    prepaid expenses                             -           12             -

    Non cash general and administrative      4,398            -         4,398

    Increase (decrease) in accounts
    payable                                 167,795       20,836      167,795

    Increase (decrease) in accrued
    Liabilities                                 555       40,039          555

    Deferred income                          15,000      214,000       15,000

    Depreciation and Amortization           120,464       90,904      120,464

Net Adjustment                              308,212      365,791      308,212

Net cash used in operating activities      (315,573)    (616,278)    (315,573)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                     (3,600)     (14,250)     (3,600)
Acquisition of patents                       (3,023)     (22,125)     (3,023)

Net cash used by investing activities        (6,623)     (36,375)     (6,623)








                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.
                        (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                                (Continued)
                                (Unaudited)

                                                                   Cumulative
                                         For the Nine Months Ended    During
                                                September 30,      Development
                                             1996        1995         Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Capital Stock Issued     $ 304,970     $   660,100     $ 304,970
Proceeds From Loans                       25,000               -        25,000
Principle Payments on
  Lease Obligations                       (2,780)         (8,112)       (2,780)
Cash payments on notes payable           (34,406)              -       (34,406)
Net Cash Provided by Financing
  Activities                             292,784         651,988       292,784
Net Increase (Decrease) in Cash
  and Cash Equivalents                   (29,412)           (665)      (29,412)
Cash and Cash Equivalents at
  Beginning of the Year                   24,674          25,071        24,674
Cash and Cash Equivalents at
  End of the Year                      $  (4,738)     $   24,406     $ (4,738)

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                               $   6,110     $    9,443     $ 6,110
Income Taxes                           $     100     $      100     $   100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On May 13, 1996 the Company issued 1,463 shares of stock in exchange for legal services of $4,398.














The accompanying notes are an integral part of these financial statements.



                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

Results of Operations -     From December 8, 1993 to July 5, 1996 the Company
was in Bankruptcy. On July 5, 1996 the Company was reorganized (See Note 2 above) and for the three and nine months ended September 30, 1996 the Company became a development stage company and has not begun principal operations.



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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended September 30, 1996, operating activities used cash of $316,000 as compared to net cash used of $616,000 for the nine months ended September 30, 1995.

     Cash flows used in investing activities is primarily due to the acquisition of $7,000 and $36,000 of computer equipment and office furniture and patents for the nine months ended September 30, 1996 and September 30, 1995.

     Financing activities provided $293,000 and $652,000 for the nine months
ended September 30, 1996 and 1995.   The increase in cash flow from financing
activities  was primarily from the sale of common stock.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the nine months ended September 30, 1996.



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