Form 10KSB
period 1996-12-31
KLEVER MARKETING INC
filed 1997-06-20
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Fiscal Year Ended:  December 31, 1996

                                     or

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number         0-18834

                               Klever Marketing, Inc.
                    (Name of small business issuer in its charter)


                 Delaware                                 36-3688583
      State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                     Identification No.)

       350 West 300 South, Suite 201, Salt Lake City, Utah         84101
             (Address of principal executive offices)  (zip code)

Issuer's telephone number                               (801) 322-1221

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:

                        Common Stock Par Value $0.01
                              (Title of class)





     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No  X


                               Total pages:     19

                        Exhibit Index Page:     18

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.       $    -0-

     As of May 23, 1997, there were 9,443,513 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $ 5,380,659 computed at the average bid and asked price as of May 23, 1997.


                     DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one):
Yes       ; NO   X













                             TABLE OF CONTENTS


Item Number and
Caption                                                                 Page
PART I

Item 1.     Description of Business  . . . . . . . . . . . . . . . . . . . 4

Item 2.     Description of Property . . . . . . . . . . . . . . . . . . .  4

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  5

Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . 5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters. . .  6

Item 6.     Management's Discussion and Analysis or Plan of Operations. . 11

Item 7.     Financial Statements . . . . . . . . . . . . . . . . . . . .  12

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure . . . . . . . . . . . . . . . . . . . .  12

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act. . . . . .  13

Item 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . .  14

Item 11.   Security Ownership of Certain Beneficial Owners and Management 15

Item 12.   Certain Relationships and Related Transactions. . . . . . . .  17

Item 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  18





                                   PART I





                     ITEM 1   DESCRIPTION OF BUSINESS





General

     The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process it has acquired.

History

     The company began as a part of Information Resources, inc. ("IRI") in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990. At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993. The Company filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage as of December 31, 1996, and has not commenced planned principal operations.





                      ITEM 2   DESCRIPTION OF PROPERTY





     On June 1, 1994, the Company entered into a six year commercial lease of office space with Tree of stars, Inc./P.D.O. ( major shareholder of the Company) . The office space is used as the Corporate headquarters and is located at 350 West 300 South, suite 201, Salt Lake City, Utah. The lease provides for rental payments of $22,428 for two years, increasing to $25,726 for an additional two years with a provision for a review of the rental payment requirements every two years thereafter.



                         ITEM 3   LEGAL PROCEEDINGS





NONE





                     ITEM 4   SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS





NONE
























                                   PART II





                     ITEM 5   MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS





     The stock is traded OTC with the trading symbol KLMK.

     The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years and through the first quarter 1997. The information below was provided by Olsen Payne and Company and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


     1995:                         High                    Low
       First quarter         (To managements knowledge, there was no trading
       Second Quarter        during 1995 and the first three quarters of 1996)
       Third Quarter
       Fourth Quarter

     1996:
       First Quarter
       Second Quarter
       Third Quarter
       Fourth Quarter           $  .01                   $  .01

     1997:
       First Quarter            $  .01                   $  .01
       Second Quarter           $ 2.00                   $  .07

     The number of shareholders of record of the Company's common stock as of May 23, 1997 was 709.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


Recent Sales of Unregistered Securities.

     The Company over the past three years has sold 1,816,279 shares of common stock. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:

                                                       Common Stock
                                                   Shares         Amount
     February 8, 1994 shares issued
       to Corporation and Individuals
       for cash at $1.00 per share                  24,000      $ 24,000
     February 8, 1994 shares issued
       to a related Corporations,
       Tree of Stars, Inc. for cash
       at $1.00 per share                            8,000         8,000
     March 9, 1994 shares issued
       to a company in exchange for
       services at $1.00 per share                   26,147        26,147
     September 1, 1994 shares issued
       to an individual for cash
       at $1.25 per share                            22,400        28,000
     September 14, 1994 shares issued
       to individuals and a corporation
       for cash and cancellation of debt
       at $1.00 to $1.33 per share                  231,200       237,750
     October 21, 1994 shares issued
            to an individual for cash
       at $1.25 per share                            18,750        23,438
     November 16, 1994 shares issued
       to an individual for cash
            At $1.00 per share                        3,500         3,500
     November 30, 1994 shares issued
       to an individual for cash
            At $1.00 to $1.50 per share             106,666       140,000
     December 7, 1994 shares issued
       to a corporation in exchange
       for services at $1.00 per share               10,000        10,000
     December 9, 1994 shares issued
       to a corporation for cash
       at $1.50 per share                            20,000        30,000
     December 31, 1994 shares issued
       to Individuals in exchange for
       for services at $1.34 to $1.36
       per share                                      6,815         9,190

                                                         Common Stock
                                                     Shares         Amount

     January 15, 1995 shares issued
        to an individual for cash at
        $1.50 per share                              10,000     $   15,000
     February 1995 shares issued
       to an individual for cash at
        $1.25 per share                              18,000         22,500
     March 15, 1995 shares issued
       to individuals for cash at
       $1.25 per share                              120,000        150,000
     April 25, 1995 shares issued
       to a corporation for cash at
       $1.00 per share                              125,000        125,000
     May 10, 1995 shares issued
       to an individual for cash at
       $1.00 per share                               50,000         50,000
     June, 1995 shares issued
       to individuals for cash and
       services at $1.25 per share                   66,000         82,500
     June 30, 1995 shares issued
       to an individual for services
       at $1.50 per share                             1,400          2,100
     July 12, 1995 shares issued
       to a corporation for cash at
       $2.00 per share                               30,000         60,000
     July 20, 1995 shares issued
       to a corporation for cash at
       $2.00 per share                               14,000         21,000
     August 15, 1995 shares issued
       to an individual for cash at
       $1.25 per share                               40,000         50,000
     September, 1995 shares issued
       to individuals for cash at
       $1.25 per share                               44,667         82,000
     October, 1995 shares issued
       to individuals for cash at
       $1.50 - $3.00 per share                       19,333         44,000
     November, 1995 shares issued
       to individuals for cash at
       $.83 - $1.50 per share                        13,000         16,165

                                                         Common Stock
                                                     Shares         Amount

     December, 1995 shares issued
       to individuals for cash and
       services at $1.25 - $3.00
       per share                                     63,153      $ 124,230
     January 1996 shares issued
       to individuals for cash at
       $2.50 - 3.00 per share                         3,500          8,000
     March 1996 shares issued
       to an individual and
       a company for cash
       at $2.00 - $3.00 per share                    21,240         43,479
     April 1996 shares issued
       to individuals for cash
       at $.50 - 2.04 per share                      63,000         74,000
     May 1996 shares issued to
       individuals for cash
       at $3.00 per share                             9,000         27,000
     May 1996 shares issued to
       individuals for legal
       services at $3.00 per share                    1,463          4,389
     June 1996 shares issued to a
       company in exercise of
       an option at $1.00 per share                 100,000        100,000
     June 1996 shares issued to a
       related company (Maktoob, Inc.)
       for cash at $1.25 per share                   30,000         37,500
     June 1996 shares issued to an
       individual for cash at
       $3.00 per share                                5,000         15,000
     November 15, 1996, shares
       issued to individuals
       for cash at $1.29 - 2.59
       per share                                     40,569         67,500
     November 27, 1996, shares
       issued to officer for
       cash at $2.94 per share                        2,891          8,499




                                                         Common Stock
                                                     Shares         Amount

     December 13, 1996, shares
       issued to individuals
       for cash and receivables
       at $1.00 - 3.00 per share                    107,624    $   188,208
     December 13, 1996, shares
       issued to a company for
       services at $1.25 per share                   14,282         17,853
     December 19, 1996, shares
       issued to individual to
       exercise option at $1.25
       per share                                     30,000         37,500
     December 19, 1996, shares
       issued to individual for
       cash at $1.25 per share                       30,000         37,500
     December 31, 1996, shares
   issued to individual
       for receivable at
       $1.00 - 3.00 per share                        40,679        101,950
     December 31, 1996, shares
       issued to officer and
       employee for patents                         225,000        132,750

          Total                                   1,816,279     $2,285,648


     These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.

















                   ITEM 6   MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OR PLAN OF OPERATIONS





Plan of Operations - The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate develop, manufacture and market electronic in-store advertising, directory and electronic coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process ("Klever Marketing System") it has acquired.

     In June, 1997, the company is scheduled to begin the product movement test, a 90 day trial of the Klever Marketing System, which will end in September 1997. The Company also plans to negotiate a contract for the development of the Electronic Coupon system, which development is estimated to be completed in January 1998.

     In October 1997, the product movement test is scheduled to begin in Japan and continue through December 1997.

     In February 1998, the Company has scheduled to begin installation of the Klever Marketing System in 50 Smiths Food & Drug Stores, which is estimated to continue through May 1998. Also in February 1998, the Company is scheduled to begin installation of the first Electronic Coupon test store which will continue through June 1998.

     In order to satisfy its cash requirements, the company will have to raise additional funds through the sale of restricted stock and short term borrowings..

     The company estimated that it may need to hire 5 or 6 additional employees during the next 12 months.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage as of December 31, 1996, and has not commenced planned principal operations.

Liquidity and Capital Resources - The Company requires working capital principally to fund its current research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

     Cash flows. Operating activities used cash of $617,000 and $731,000 for 1996 and 1995, respectively. The decrease in the use of cash is due primarily to a reduction in research and development costs as the products is nearing completion.

     Investing activities have used cash of $50,000 and $49,000 for 1996 and 1995, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

     Financing activities provided cash of $672,000 and $779,000 for 1996 and 1995, respectively. Financing activities primarily represent sales of the Company's restricted stock.





                          ITEM 7   FINANCIAL STATEMENTS




     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.





              ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE





     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.






                                   PART III





               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                 THE EXCHANGE ACT





Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name            Age         Office                Term Expires



Paul G. Begum              58         President/CEO          October 1997

William Bailey             62         Director               October 1997

Peter D. Olsen             58         Director               October 1997


     Paul G. Begum, age 58, has been the President/CEO of Klever Kart, Inc. for the past five years through the merger date, and is now the President/CEO of the Company after the merger. Mr. Begum was also the President/CEO of Hi, Tiger International from February 14, 1995 through October 1996, and the President of Tree of Stars, Inc., a private company, and Maktoob Inc., a private company, for all of the past five years to the present

     William Bailey, age 62, has been a Director of Klever Kart, Inc. for the past five years through the merger date, and is now a Director of the Company after the merger. Mr. Bailey has also been the President/CEO of Mount Olympus Water, a private company, during all of the past five years to present.

     Peter D. Olson, age 58, has been a Director of Klever Kart, Inc. for the past five years through the merger date, and is now a Director of the Company after the merger. Mr. Olson has also been the President/CEO of Olson Farms, a private company, during all of the past five years to present.


                      ITEM 10   EXECUTIVE COMPENSATION



Summary Compensation

     The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the person who was chief executive officer at any time during the last fiscal year.


                                         ---Long Term Compensation---
                   -Annual Compensation- -------Awards------ -Payouts-
    (a)       (b)    (c)    (d)    (e)      (f)        (g)      (h)     (i)

                                  Other             Securities
              Year                Annual Restricted Underlying        All Other
             Ended                Compen-   Stock    Options/   LTIP    Compen-
  Name and    Dec. Salary  Bonus  sation   Award(s)   SAR's    Payouts  sation
  Principal    31  ($)(1)   ($)     ($)     ($)       (no.)      ($)     ($)
  Position

Paul G. Begum 1996 $72,000   -       -       -          -         -       -
President/CEO 1995 $48,000   -       -       -          -         -       -
              1994 $48,000   -       -       -          -         -       -


Options/SAR Grants in Last Fiscal Year

     The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year by the chief executive officer of the Company.

    (a)            (b)            (c)                (d)               (e)
                 Number of     % of Total
                Securities     Options/SARs
                Underlying      Granted to
               Options/SAR's  Employees During Exercise or Base
    Name       Granted (no.)    Fiscal Year     Price ($/share)  Expiration Date

Paul G. Begum       5,000/--         5.05%           $3.00           08/07/99
President/CEO


Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the chief executive officer of the Company and the fiscal year end valued of unexercised options and SARs.

  (a)              (b)                (c)             (d)              (e)

                                                   Number of
                                                   Securities        Value of
                                                   Underlying      Unexercised
                                                   Unexercised     In-the-Money
                                                   Options/SARs    Options/SARs
                                                  at FY End (no.) at FY End ($)
             Shares Acquired                        Exercisable/   Exercisable/
   Name     On Exercise (no.)  Value Realized ($)   Unexercised    Unexercised

Paul G. Begum      --                --             726,000(1)    $ 2,178,000(2)
President/CEO

(1) Mr. Begum's ownership includes options to purchase 1,000 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder.

(2) Based on recent sales of the company's stock at $3.00 per share.


Executive Compensation and Benefits

     The Company provides to all of its full time employees, including executive officers and directors, health insurance and miscellaneous other benefits.

     On July 7, 1992, the board of directors approved a resolution that Klever-Kart, Inc. will obtain an automobile for Paul G. Begum once Klever-Kart became funded. The board has now clarified such resolution and has determined that once the Company has received $2,000,000 in financing from investors introduced to the company by Mr. Begum, the Company will incur monthly lease/payment costs of approximately $500 for an automobile for Mr. Begum.




             ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                AND MANAGEMENT




Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 9,443,513 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of May 23, 1997 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                      # of
Name and Address                   Nature of         Shares
of Beneficial Owners               Ownership         Owned          Percent
and Directors


Principal Shareholders

Tree of Stars, Inc.                 Direct          2,819,110        29.85%
                                    Options             1,000          .01%
                                        Total       2,820,110        29.86%

Peter D. Olson                      Direct(1)       1,286,592        13.62%
                                    Options           266,000         2.82%
                                        Total       1,552,592        16.44%

C. Terry Warner                     Direct            917,885        10.45%

Directors and Executive Officers

Paul G. Begum                       Direct(2)       2,819,110        29.85%
                                    Options(2)        726,000         7.69%
                                        Total       3,545,110        37.54%

William Bailey                      Direct(3)         164,100         1.74%
                                    Options            31,000          .33%
                                        Total         195,100         2.07%

Peter D. Olson                      --------------- See Above -------------

All Executive Officers and
Directors as a Group (3
persons)                            Direct           4,269,802        45.21%
                                    Options          1,023,000        10.83%
                                        Total        5,292,802        56.04%

(1) Mr. Olson's ownership includes 577,265 shares held by Olson Farms, Inc., a family owned corporation.

(2) Mr. Begum's ownership includes 2,819,110 shares and options to purchase 1,000 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder.

(3) Mr. Bailey's ownership includes 20,285 shares held by William C. Bailey Family Partnership.




             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS





     During 1996 and 1995 various officers and directors have loaned the Company $33,500 and $25,000, respectively. The notes are payable on demand plus interest at 10% per annum. During 1996 and 1995 principle payments of $46,041 and $59,128 were paid toward these loans. The balance due as of December 31, 1996 is as follows:

                                      Principal   Interest
     Tree of Stars, Inc.              $   6,365   $    136
     Paul G. Begum                        6,366        256
     William Bailey                       5,000        434
     Peter D. Olson                       5,000        428
     Tree of Stars/PDO, Inc.              4,417         99

          Total                       $  27,148   $  1,353

     Accrued compensation due to Mr. Paul G. Begum as of December 31, 1996 was $48,000.


























                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K




      (a)     The following documents are filed as part of this report.

1.     Financial Statements                                            Page

Report of Robison, Hill & Co.,
Independent Certified Public Accountants                                F-1

Balance Sheets as of December 31, 1996, and 1995                        F-2

Statements of Operations for the years ended
     December 31, 1996, and 1995                                        F-4

Statement of Stockholders' Equity for the years ended
     December 31, 1996, and 1995                                        F-5

Statements of Cash Flows for the years ended
     December 31, 1996, and 1995                                       F-10

Notes to Financial Statements                                          F-12

2.     Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

                 The following exhibits are included as part of this report:
Exhibit
Number           Title of Document


3.01             Articles of Incorporation of Klever Marketing, Inc.
                 a Delaware Corporation

3.02             Bylaws

23.01            Consent of Accountants

     (b)  No reports on Form 8-K were filed.




                                SIGNATURES




     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                          KLEVER MARKETING, INC.


Dated: June 19, 1997                    By  /S/     Paul G. Begum
                                        Paul G. Begum
                                        President, C.E.O., Chairman, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of June 1997.

Signatures                               Title

/S/     Paul G. Begum
Paul G. Begum                            President, C.E.O., Chairman, Director
                                         (Principal Executive, Financial
                                         and Accounting Officer)

/S/      William C. Bailey
William C. Bailey                        Director


/S/       Peter D. Olson
Peter D. Olson         .                 Director

















                        INDEPENDENT AUDITOR'S REPORT




Board of Directors
Klever Marketing, Inc.
(Formerly VideOcart, Inc.)
Salt Lake City, Utah

Gentlemen:

     We have audited the accompanying balance sheets of Klever Marketing, Inc. (Formerly VideOcart, Inc.), (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (Formerly VideOcart, Inc.), (a development stage company), as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                   Respectfully submitted,



                                   /S/ Robison, Hill & Co
                                   Certified Public Accountants
Salt Lake City, Utah
March 3, 1997




                           KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.
                        (A Development Stage Company)
                               BALANCE SHEET


                                                  DECEMBER 31
ASSETS                                        1996           1995
Current Assets
 Cash                                    $    29,452     $   24,674
 Shareholder Receivables                      57,500              -

     Total Current Assets                     86,952         24,674

Fixed Assets
  Equipment                                   52,262         47,462
  Less Accumulated Depreciation              (29,225)       (17,670)

     Net Fixed Assets                         23,037         29,792

Other Assets
  Patents                                  1,623,386      1,445,146
  Organization Costs                         152,662        152,662
  Less Accumulated Amortization             (839,812)      (690,748)

     Net Other Assets                        936,236        907,060

     Total Assets                        $ 1,046,225    $   961,526




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                $   111,714     $   95,821
  Accrued Liabilities                         34,200         33,460
  Related Party Payables                      50,166         50,166
  Lease Obligation                             4,479          8,186

     Total Current Liabilities               200,559        187,633

Other
  Deferred Income                            229,000        214,000
  Notes Payable - Related Party               27,148         39,689

     Total Other Liabilities                 256,148        253,689

     Total Liabilities                       456,707        441,322


                             KLEVER MARKETING, INC.
                           (FORMERLY VideOcart, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (Continued)



                                                     DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY            1996            1995
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding                $         -     $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    9,050,607 shares issued and out-
    standing December 31, 1996 and
    8,592,038 shares issued and out-
    standing December 31, 1995                   90,506          85,920
  Common Stock to be issued                       6,057           3,400

  Paid in Capital in Excess of Par
    Value                                     4,658,554       3,764,669
  Retained Deficit                           (3,333,785)     (3,333,785)
  Deficit Accumulated During the
    Development Stage                          (831,814)              -

     Total Stockholders' Equity                 589,518         520,204

     Total Liabilities and
       Stockholders' Equity                 $ 1,046,225      $  961,526














The accompanying notes are an integral part of these financial statements.

                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.)
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS



                                                                   Cumulative
                                            For the Year Ended       During
                                                December 31,      Development
                                            1996           1995        Stage

Revenue                                 $        -    $        -    $        -

     Total Revenue                               -             -             -

Expenses
  General and Administrative               541,377       525,225       541,377
  Research and Development                 280,837       772,989       280,837

     Total Expenses                        822,214     1,298,214       822,214

Other Income (Expense)
  Interest Income                                -         1,377             -
  Interest Expense                          (9,500)      (12,591)       (9,500)
  Sale of Assets                                 -             -             -

                                            (9,500)      (11,214)       (9,500)

Income (Loss) Before Taxes                (831,714)   (1,309,428)     (831,714)

Income Taxes                                   100           100           100

Net Income (Loss) After Taxes           $ (831,814)  $(1,309,528)   $ (831,814)

Weighted Average Shares
  Outstanding                            8,741,148     8,320,387

Loss Per Share                          $     (.10)   $     (.16)











The accompanying notes are an integral part of these financial statements.


                             KLEVER MARKETING, INC.
                           (FORMERLY VideOcart, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                        Deficit
                                                                     Accumulated
                                                      Paid in            During
                                                                          the
                                        Common Stock Capital in   During Develop
Preferred Stock       Common Stock      to be issued  Excess of Retained -ment
 Shares  Amount     Shares    Amount   Shares  Amount Par Value  Deficit Stage

Balance at
December 31, 1994
 247,100 $ 2,471 12,210,949 $122,109 $      - $   - $74,022,028$(103,351,248)$ -
Shares issued in
  connection with
  merger (see Note 8)
(247,100) (2,471)(4,233,464) (42,334) 340,000 3,400 (71,250,709) 101,326,991   -
January 15, 1995 shares
 issued to an indiv-
 idual for cash at
 $1.50 per share
      -       -      10,000      100        -     -      14,900            -   -
February 1995 shares
 issued to an indiv-
  idual for cash at
  $1.25 per share
      -       -      18,000      180        -     -      22,320            -   -
March 15, 1995 shares
 issued to indiv-
 iduals for cash at
 $1.25 per share
      -       -     120,000    1,200        -     -     148,800          -     -
April 25, 1995 shares
 issued to a corpor-
 ation for cash at
 $1.00 per share
      -       -     125,000    1,250        -     -     123,750          -     -
May 10, 1995 shares
 issued to an indiv-
 idual for cash at
 $1.00 per share
      -       -      50,000      500        -     -      49,500          -     -
June, 1995 shares
  issued to indiv-
 iduals for cash and
 services at $1.25
 per share
      -       -      66,000      660        -     -      81,840          -     -
June 30, 1995 shares
 issued to an indiv-
 idual for services at
 $1.50 per share
      -       -       1,400       14        -     -       2,086          -     -
July 12, 1995 shares
 issued to a corpora-
 tion for cash at
 $2.00 per share
      -       -      30,000      300        -     -      59,700          -     -
July 20, 1995 shares
  issued to a corp-
 oration for cash
 at $2.00 per share
      -        -     14,000      140        -      -     20,860           -    -
August 15, 1995 shares
  issued to an indiv-
 idual for cash at
 $1.25 per share
      -        -     40,000      400        -      -     49,600           -    -
September, 1995 shares
 issued to individuals
  for cash at $1.25
  per share
      -        -     44,667      446        -     -     81,554           -     -
October, 1995 shares
 issued to indiv-
 iduals for cash at
 $1.50 - $3.00 per share
      -       -      19,333      193        -     -     43,807          -     -
November, 1995 shares
 issued to individuals
  for cash at $.83 -
 $1.50 per share
      -       -      13,000      130        -     -     16,035          -     -
December, 1995 shares
 issued to indiv-
 iduals for cash and
 services at $1.25
  - $3.00 per share
      -       -      63,153      632        -     -     123,598         -     -
Compensation expense
 from stock options
 issued 1995
      -       -           -        -         -     -    155,000         -      -
Net Loss
      -       -           -        -         -     -          -(1,309,528)     -
Balance at December 31, 1995
      -       -   8,592,038   85,920   340,000 3,400  3,764,669 (3,333,785)    -
January 1996 (pre-
 merger) shares
 issued to individ-
 uals for cash at
 $2.50 - 3.00 per
 share
      -       -      3,500        35         -     -      7,965         -      -
March 1996 (pre-
 merger) shares issued
 to an individual and
 a company for cash
 at $2.00 - $3.00 per
 share
      -       -     21,240       212         -     -     43,267         -     -
April 1996 (pre-
 merger) shares issued
 to individuals for
 cash at $.50 - 2.04
 per share
      -       -     63,000       630         -     -     73,370         -     -
May 1996 (pre mermer)
  shares issued to
  individuals for cash
 at $3.00 per share
      -       -      9,000        90         -     -     26,910         -     -
May 1996 (Pre merger)
  shares issued to
 individuals for legal
 services at $3.00 per
 share
      -       -      1,463        15         -     -      4,374         -     -
June 1996 (pre merger)
  shares issued to a
 company in exercise of
 an option at $1.00 per
 share
      -       -    100,000     1,000         -     -     99,000         -     -
June 1996 (pre merger)
 shares issued to a
 related company for cash at
 $1.25 per share
      -       -     30,000       300         -     -     37,200         -      -
June 1996 (pre merger)
 shares issued to an
 individual for cash at
 $3.00 per share
      -       -      5,000        50         -     -     14,950         -     -
November 15, 1996, shares
 issued to individuals
 for cash @ $1.29 - 2.59
 per share
      -       -     40,569       406         -     -     67,094         -     -
November 27, 1996, shares
 issued to officer for
 cash @ $2.94 per share
      -       -      2,891        29         -     -      8,470         -     -
December 13, 1996, shares
 issued to individuals
 for cash and receivables
 @ $1.00 - 3.00 per share
      -       -    107,624     1,076         -     -    187,132         -     -
December 13, 1996, shares
 issued to a company for
 services @ $1.25 per
 share
      -       -     14,282       143         -     -     17,710         -     -
December 19, 1996, shares
 issued to individual to
 exercise option @ $1.25
 per share
      -       -     30,000       300         -     -     37,200         -     -
December 19, 1996, shares
 issued to individual for
 cash at $1.25 per share
      -       -     30,000       300         -     -     37,200         -     -
December 31, 1996, shares
 issued to individual
 for receivable at
 $1.00 - 3.00 per share
      -       -          -         -     40,679   407   101,543         -     -
December 31, 1996, shares
 issued to officer and
 employee for patents
      -       -         -          -   225,000  2,250   130,500         -     -
Net loss
      -       -         -          -         -      -         -      - (831,814)

Balance at December 31, 1996
     - $   - 9,050,607 $90,506 605,679 $6,057 $4,658,554 $(3,333,785) $(831,814)

The accompanying notes are an integral part of these financial statements.


                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.)
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



                                                                  Cumulative
                                        For the Year Ended           During
                                            December 31,           Development
                                        1996           1995           Stage

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                             $(831,814)     $(1,309,528)     $(831,814)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Increase (decrease) in
    accounts receivable and
    prepaid expenses                         -               12              -

    Non cash general and administrative  22,242          20,830         22,242

    Compensation Expense from
    Stock Options                             -         155,000              -

    Increase (decrease) in accounts
    payable                              15,894          27,782         15,894

    Increase (decrease) in accrued
    Liabilities                             739          37,916            739

    Increase (decrease) in
    related party payables                    -           2,166              -

    Deferred income                      15,000         214,000         15,000

    Depreciation and Amortization        160,619        121,205        160,619

Net Adjustment                           214,494        578,911        214,494

Net cash used in operating activities   (617,320)      (730,617)      (617,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                  (4,800)       (19,001)        (4,800)
Acquisition of patents                   (45,490)       (29,500)       (45,490)

Net cash used by investing activities    (50,290)       (48,501)       (50,290)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Capital Stock Issued     $  688,636     $  823,665      $688,636
Proceeds From Loans                        33,500         25,000        33,500
Principle Payments on
  Lease Obligations                        (3,707)       (10,816)       (3,707)
Cash payments on notes payable            (46,041)       (59,128)      (46,041)
Net Cash Provided by Financing
  Activities                              672,388        778,721       672,388
Net Increase (Decrease) in Cash
  and Cash Equivalents                      4,778           (397)        4,778
Cash and Cash Equivalents at
  Beginning of the Year                    24,674         25,071        24,674
Cash and Cash Equivalents at
  End of the Year                       $  29,452     $   24,674      $ 29,452

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                $   8,147     $   12,591       $ 8,147
Income Taxes                            $     100     $      141       $   100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1995 the Company issued 9,553 shares of stock in exchange for legal services of $20,830.

On May 13, 1996 the Company issued 1,463 shares of stock in exchange for legal services of $4,398.

On December 13, 1996 the Company issued 14,282 shares of stock in exchange for consulting services of $17,853.

On December 13, 1996 the company issued 9,416 shares for receivable of $20,000.

On December 24, 1996 the Company issued 30,000 shares of stock in exchange for receivable of $37,500.


The accompanying notes are an integral part of these financial statements.

                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Klever Market, Inc. (Formerly VideOcart, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the Development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. (See note 8 - Merger). The company is in the development stage as of December 31, 1996, and has not commenced planned principal operations.

Nature of Business

     The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process it has acquired.

Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings per Common Share

     Earnings per common share are based upon the weighted average number of common shares outstanding during each year. Fully diluted earnings per share are not presented because they are anti-dilutive.

Fixed Assets

     Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995
                               (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

Fixed Assets (Continued)

     Computer equipment                        3 years
     Office furniture and fixtures          5-10 years

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

     Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Intangibles

     Organization costs and intangibles associated with certain technology agreements are amortized over 10 years.

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $4,000,000 expiring in years 2005 through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not yet begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - LEASE COMMITMENT

     On June 1, 1994 the Company entered into a six year commercial lease of office space with Tree of Stars, Inc./P.D.O. (major shareholders of the Company). The lease provides for rental payments of $22,428 for two years, increasing to $25,726 for an additional two years with a provision for the review of the rental payment requirements every two years thereafter.


                         KLEVER MARKETING, INC.
                       (FORMERLY VideOcart, Inc.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996 AND 1995
                               (Continued)

NOTE 5 - RESEARCH AND DEVELOPMENT

     Research and development of the Klever-Kart System began with the sole purpose of reducing thefts of shopping carts. A voice-activated alarm system was envisioned. As time and technology progressed, the present embodiment of the Klever-Kart System evolved into a "product specific" point-of-purchase advertising system consisting of an easily readable electronic display that attaches to any shopping cart, a shelf mounted message sending unit that automatically sends featured products' ad-message to the display and a host computer using proprietary software.

     During the years ended December 31, 1996 and 1995, the Company expended $280,837 and $772,989 respectively for research and development of the technology involved with its patents.

     On September 26, 1994 the company entered into a technology development agreement with Electronic Technology Corp. for the further defining of the requisite componentry and assembly for commercialization of the Company's Patented Technology. The agreement also provides for Electronic Technology Corp. to manufacture and assemble up to 250 sets of display units and accompanying requisite equipment for use in a product movement test which has been scheduled for mid-1995. The agreement provides for the following payment schedule:

          09/26/94     $ 30,000  Paid September 1994
          10/31/94       30,000  Paid October 1994
          11/26/94       90,000  Paid November 1994
          01/06/95       80,000  Paid February 1995
          02/04/95      100,000  Paid March & April 1995
          03/04/95      100,000  Paid April & September 1995
          04/04/95      100,000  Paid September, October & November 1995
          05/04/95       90,000  Paid $60,000 November & December 1995 with
                                 the remaining $30,000 to be paid upon
                                 completion of product movement test.
                       $620,000










                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995
                               (Continued)


NOTE 5 - RESEARCH AND DEVELOPMENT (Continued)

As additional consideration the Company will issue common stock to Electronic Technology Corp. as follows:

Issued 12/07/94  10,000 shares - upon delivery of written system design
                 27,500 shares - upon delivery of working prototype 12,500 shares - upon beta test site performance

                 50,000 shares


NOTE 6 - RELATED PARTY TRANSACTIONS

     During 1996, and 1995 various shareholders have loaned the Company $33,500, and $25,000 respectively. The notes are payable on demand plus interest at 10% per annum. During 1996 and 1995 principle payments of $46,041 and $59,128 were paid toward these loans. The balance due as of December 31, 1996 is $27,148 plus accrued interest of $1,353.

NOTE 7 - STOCK OPTIONS

     During 1992 the Company adopted stock option plans for specified directors and employees. Compensation expense charged to operations in 1995 is $155,000. The following is a summary of transactions:
                                             Shares Under Option

                                                 December 31,
                                              1996         1995
Outstanding, beginning of year               988,500      980,000
Granted during the year                      478,500      133,500
Canceled during the year                     (32,000)           -
Exercised during the year                   (106,500)    (125,000)

Outstanding, end of year
(at prices ranging from $.01
to $3.00 per share)                        1,328,500      988,500

Eligible, end of year for
exercise currently (at prices
ranging from $.01 to $3.00
per share)                                 1,328,500      988,500



                           KLEVER MARKETING, INC.
                         (FORMERLY VideOcart, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995
                                (Continued)



NOTE 8 - MERGER

     On July 5, 1996, pursuant to the plan of reorganization, the Company merged with Klever Kart, Inc. in a reverse merger. The reorganized company is be obligated to pay up to $150,000 in administrative and priority claims of the former VideOcart, Inc. The Reorganized Company issued shares of common stock pursuant to the plan as follows:

  *  Current shareholders of Klever-Kart received 7,999,866 shares.

  * Creditors of the Company (as specified in the second amended plan of reorganization) will receive 900,000 shares pro rata or $100 if elected by creditor. As of December 31, 1996 560,000 shares have been issued. The remaining 340,000 shares has been reserved, and will be issued when the creditors entitled to them are identified.

  *  Series B preferred stock holders received 66,000 shares.

  *  Series D preferred stock holders received 99,994 shares.

  *  Common stock holders received 99,381 shares.

NOTE 9 - CONTINGENCIES

     Mr. Paul G. Begum, President/CEO will be entitled to the use of a leased vehicle to be paid for by the Company up to $500 monthly lease payments upon the receipt by the Company of $2,000,000 in financing from investors introduced to the Company by Mr. Begum.

     In consideration of the assignment in September 1993, to the company, certain technologies and patents relating to the electronic couponing ("Electronic Coupon Patent") by Messrs. Paul G. Begum, President/CEO and Mark Geiger, V.P. Operations, the Company has agreed to pay stock and/or cash to Messrs. Begum and Geiger. As of December 31, 1995 the number of shares to be issued has not been agreed upon by the Board of Directors. As the value of the Electronic Coupon Patent is unascertainable at December 31, 1995, no amount of assets or liabilities have been recorded in the financial statements relating the assignment of the patent.

     On May 24, 1996, the Board of Directors agreed to pay Messrs. Begum and Geiger 200,000 and 25,000 shares, respectively at a price of $.01 per share for the electronic coupon patent. $132,750 has capitalized in 1996 as patents. The


                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1995
                              (Continued)



NOTE 9 - CONTINGENCIES (Continued)

shares are valued at $.60 per share as this was the value the Company's stock was selling for when the assignment was made in September 1993. The shares are to be issued in three annual installments beginning December 1996. In addition, the Board of Directors has agreed to pay Messrs Begum and Geiger bonuses of $50,000 and $10,000, respectively upon receipt by the Company of $2,000,000 in financing from investors introduced to the Company by Mr. Begum.