Form 10QSB
period 1997-03-31
KLEVER MARKETING INC
filed 1997-08-11
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                 U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1997


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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
    Yes   X     No




APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes    No   X


APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     July 16, 1997     9,679,775

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           KLEVER MARKETING, INC.
                       (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)

                                                   March 31     December 31
ASSETS                                               1997           1996
Current Assets
 Cash                                           $     1,936     $   29,452
 Shareholder Receivables                             39,750         57,500

     Total Current Assets                            41,686         86,952

Fixed Assets
  Equipment                                          52,262         52,262
  Less Accumulated Depreciation                     (31,632)       (29,225)

     Net Fixed Assets                                20,630         23,037

Other Assets
  Patents                                         1,623,386      1,623,386
  Organization Costs                                152,662        152,662
  Less Accumulated Amortization                    (880,397)      (839,812)

     Net Other Assets                               895,651        936,236

     Total Assets                               $   957,967    $ 1,046,225




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                       $   104,538    $   111,714
  Accrued Liabilities                                34,095         34,200
  Related Party Payables                             48,000         50,166
  Lease Obligation                                    3,548          4,479

     Total Current Liabilities                      190,181        200,559

Other
  Deferred Income                                   229,000        229,000
  Notes Payable - Related Party                      41,080         27,148

     Total Other Liabilities                        270,080        256,148

     Total Liabilities                              460,261        456,707



                            KLEVER MARKETING, INC.
                        (A Development Stage Company)
                               BALANCE SHEET
                                (Continued)
                                (Unaudited)



                                                  MARCH 31,       DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                1997            1996
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding                     $         -      $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    9,530,587 shares issued and out-
    standing March 31, 1997 and
    9,050,607 shares issued and out-
    standing December 31, 1996                         95,306          90,506

 Common Stock to be issued                              3,525           6,057

  Paid in Capital in Excess of Par
    Value                                           4,721,940       4,658,554
  Retained Deficit                                 (3,333,785)     (3,333,785)
  Deficit Accumulated During the
    Development Stage                                (989,280)       (831,814)

     Total Stockholders' Equity                       497,706         589,518

     Total Liabilities and
       Stockholders' Equity                       $   957,967     $ 1,046,225




















The accompanying notes are an integral part of these financial statements.


                            KLEVER MARKETING, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                (Unaudited)



                                                                   Cumulative
                                         For the Three Months        During
                                               March 31,           Development
                                          1997           1996         Stage

Revenue                               $        -     $        -     $        -

   Total Revenue                               -              -              -

Expenses
 General and
  Administrative                         110,746        135,344        652,123
 Research and
  Development                             44,864         70,209        325,701

   Total Expenses                        155,610        205,553        977,824

Other Income (Expense)
 Interest Income                               -              -              -
 Interest Expense                         (1,856)        (2,375)       (11,356)

                                          (1,856)        (2,375)       (11,356)

Income (Loss)
 Before Taxes                           (157,466)      (207,928)      (989,180)

Income Taxes                                   -              -            100

Net Income (Loss)
 After Taxes                          $ (157,466)     $ (207,928)    $(989,280)

Weighted Average Shares
  Outstanding                          9,243,995       8,611,244

Loss Per Share                        $     (.02)     $     (.02)












The accompanying notes are an integral part of these financial statements.



                             KLEVER MARKETING, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                                   Cumulative
                                        For the Three Months Ended    During
                                                 March 31,         Development
                                             1997        1996         Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                              $  (157,466)  $  (207,928)     $(989,280)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Increase (decrease) in
    accounts receivable and
    prepaid expenses                             -            -              -

    Non cash general and administrative          -            -         22,242

    Increase (decrease) in accounts
    payable                                 (7,178)      86,873          8,716

    Increase (decrease) in accrued
    Liabilities                               (105)         185            634

    Deferred income                              -        7,500         15,000

    Depreciation and Amortization           42,991       40,154        203,610

Net Adjustment                              35,708      134,712        250,202

Net cash used in operating activities     (121,758)     (73,216)      (739,078)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                         -       (1,200)        (4,800)
Acquisition of patents                           -            -        (45,490)

Net cash used by investing activities            -       (1,200)       (50,290)









                             KLEVER MARKETING, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Continued)
                                 (Unaudited)

                                                                   Cumulative
                                         For the Three Months Ended    During
                                                  March 31,        Development
                                             1997        1996         Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Capital Stock Issued     $   58,250     $    51,480     $746,886
Proceeds From Loans                        55,000          25,000       88,500
Principle Payments on
  Lease Obligations                          (931)           (927)      (4,638)
Related party payables                     (2,166)              -       (2,166)
Cash payments on notes payable            (15,911)        (28,135)     (61,952)
Net Cash Provided by Financing
  Activities                               94,242          47,418      766,630
Net Increase (Decrease) in Cash
  and Cash Equivalents                    (27,516)        (26,998)     (22,738)
Cash and Cash Equivalents at
  Beginning of the Year                    29,452          24,674       24,674
Cash and Cash Equivalents at
  End of the Year                       $   1,936      $   (2,324)    $  1,936

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                $   2,537      $    2,036     $ 10,684
Income Taxes                            $       -      $      100     $    100






















The accompanying notes are an integral part of these financial statements.



                           KLEVER MARKETING, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997
                               (Unaudited)

1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations -     From December 8, 1993 to July 5, 1996 the
VideOcart Inc. was in Bankruptcy. On July 5, 1996 VideOcart, Inc. was reorganized, changed its name to Klever Marketing, Inc. and became a development stage company and has not begun principal operations.

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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended March 31, 1997, operating activities used cash of $122,000 as compared to net cash used of $73,000 for the three months ended March 31, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $0 and $1,200 of computer equipment and office furniture and patents for the three months ended March 31, 1997 and March 31, 1996.

     Financing activities provided $94,000 and $47,000 for the three months
ended March 31, 1997 and 1996.   The increase in cash flow from financing
activities was primarily from the sale of common stock and short term borrowings from shareholders.

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

     The Company did not file a report on Form 8-K during the three months ended March 31, 1997.

                                SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Klever Marketing, Inc.
                               (Registrant)





DATE:      August 11, 1997               By:  /s/
                                         Paul G. Begum
                                         Chief Executive officer & Director
                                        (Principal financial and Accounting
                                         Officer)