Form 10QSB
period 1997-06-30
KLEVER MARKETING INC
filed 1997-08-20
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                  U.S. Securities and Exchange Commission

                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:    June 30, 1997

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                           (FORMERLY VideOcart, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                     June 30      December 31
ASSETS                                                 1997           1996
Current Assets
 Cash                                              $   116,963     $   29,452
 Shareholder Receivable                                    483     $   57,500

     Total Current Assets                              117,446         86,952

Fixed Assets
  Equipment                                             52,262         52,262
  Less Accumulated Depreciation                        (34,038)       (29,225)

     Net Fixed Assets                                   18,224         23,037

Other Assets
  Patents                                            1,632,075      1,623,386
  Organization Costs                                   152,662        152,662
  Less Accumulated Amortization                       (921,198)      (839,812)

     Net Other Assets                                  863,539        936,236

     Total Assets                                  $   999,209    $ 1,046,225




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                          $   118,799    $   111,714
  Accrued Liabilities                                   35,211         34,200
  Related Party Payables                                 9,160         50,166
  Lease Obligation                                       2,593          4,479

     Total Current Liabilities                         165,763        200,559

Other
  Deferred Income                                      229,000        229,000
  Notes Payable - Related Party                         38,619         27,148

     Total Other Liabilities                           267,619        256,148

     Total Liabilities                                 433,382        456,707


                           KLEVER MARKETING, INC.
                         (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                              BALANCE SHEET
                               (Continued)
                               (Unaudited)



                                                    JUNE 30       DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997          1996
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding                      $         -     $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    9,631,489 shares issued and out-
    standing June 30, 1997 and
    9,050,607 shares issued and out-
    standing December 31, 1996                          96,315         90,506
 Common Stock to be issued                               3,575          6,057

  Paid in Capital in Excess of Par
    Value                                            4,956,932      4,658,554
  Retained Deficit                                  (3,333,785)    (3,333,785)
  Deficit Accumulated During the
    Development Stage                               (1,157,210)      (831,814)

     Total Stockholders' Equity                        565,827        589,518
     Total Liabilities and
       Stockholders' Equity                        $   999,209    $ 1,046,225



















The accompanying notes are an integral part of these financial statements.

                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.)
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                 (Unaudited)



                                                                   Cumulative
                    For the Three Months     For the Six Months      During
                          June 30,                June 30,         Development
                      1997        1996         1997       1996         Stage

Revenue            $       -   $       -    $       -   $       -   $       -

   Total Revenue           -           -            -           -           -

Expenses
 General and
  Administrative     161,470     135,344      272,216     270,689     813,593
 Research and
  Development          3,650      70,209       48,514     140,418     329,351

   Total Expenses    165,120     205,553      320,730     411,107   1,142,944

Other Income (Expense)
 Interest Income           -           -            -           -           -
 Interest Expense     (2,810)     (2,375)      (4,666)     (4,750)    (14,166)

                      (2,810)     (2,375)      (4,666)     (4,750)    (14,166)

Income (Loss)
 Before Taxes       (167,930)   (207,928)    (325,396)   (415,857) (1,157,110)

Income Taxes               -           -            -           -         100

Net Income (Loss)
 After Taxes      $ (167,930) $ (207,928)  $ (325,396) $ (415,857) $(1,157,210)

Weighted Average Shares
  Outstanding      9,577,895   8,640,224    9,411,868   8,659,602

Loss Per Share    $     (.02) $     (.02)  $     (.03) $     (.05)











The accompanying notes are an integral part of these financial statements.


                        KLEVER MARKETING, INC.
                      (FORMERLY VideOcart, Inc.)
                     (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                                   Cumulative
                                         For the Six Months Ended    During
                                                 June 30,          Development
                                             1997        1996         Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                 $ (325,396)  $(415,857)  $(1,157,210)
Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:
    Non cash general and administrative           -       4,398        22,242
    Increase (decrease) in
      accounts payable                        7,085       7,946        22,979
      Liabilities                             1,011         370         1,750
      Deferred income                             -      15,000        15,000
    Depreciation and Amortization            86,199      80,309       246,818
Net Adjustment                               94,295     108,023       308,789

Net cash used in operating activities      (231,101)   (307,834)     (848,421)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                          -      (2,400)       (4,800)
Acquisition of patents                       (6,794)     (3,023)      (52,284)
Net cash used by investing activities        (6,794)     (5,423)      (57,084)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Capital Stock Issued          299,810      304,970      988,446
Proceeds From Loans                          55,000       25,000       88,500
Principle Payments on
  Lease Obligations                          (1,886)      (1,853)      (5,593)
Shareholder Receivable                       57,017            -       57,017
Related Party Payable                       (41,006)           -      (41,006)
Cash payments on notes payable              (43,529)     (31,271)     (89,570)
Net Cash Provided by Financing
  Activities                                325,406      296,846      997,794
Net Increase (Decrease) in Cash
  and Cash Equivalents                       87,511      (16,411)      92,289
Cash and Cash Equivalents at
  Beginning of the Year                      29,452       24,674       24,674
Cash and Cash Equivalents at
  End of the Year                           116,963        8,263      116,963

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                 $    4,156    $   4,073    $  12,303
Income Taxes                             $        -    $     100    $     100

The accompanying notes are an integral part of these financial statements.


                           KLEVER MARKETING, INC.
                         (FORMERLY VideOcart, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                               (Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations -     From December 8, 1993 to July 5, 1996 VideOcart,
Inc. was in Bankruptcy. On July 5, 1996 VideOcart, Inc. was reorganized, changed its name to Klever Marketing, Inc. and became a development stage company and has not begun principal operations.

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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended June 30, 1997, operating activities used cash of $231,000 as compared to net cash used of $308,000 for the six months ended June 30, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $7,000 and $5,000 of computer equipment and office furniture and patents for the six months ended June 30, 1997 and June 30, 1996.

     Financing activities provided $325,000 and $297,000 for the six months
ended June 30, 1997 and 1996.   The increase in cash flow from financing
activities  was primarily from the sale of common stock.

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

     The Company did not file a report on Form 8-K during the three months ended June 30, 1997.


                                  SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                                 (Registrant)





DATE:      August 20, 1997           By:  /s/

                                     Paul G. Begum
                                     Chief Executive officer & Director
                                     (Principal financial and
                                     Accounting Officer)