Form 10QSB
period 1997-09-30
KLEVER MARKETING INC
filed 1997-11-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                 U.S. Securities and Exchange Commission

                         Washington, D.C.  20549

                               Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:                     September 30, 1997


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


APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

    September 30, 1997     9,699,775

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              KLEVER MARKETING, INC.
                            (FORMERLY VideOcart, Inc.
                           (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                September 30      December 31
ASSETS                                              1997           1996
Current Assets
 Cash                                           $         -     $   29,452
 Employee Receivable                                 32,500              -
 Shareholder Receivable                                 250         57,500

     Total Current Assets                            32,750         86,952

Fixed Assets
  Equipment                                          56,438         52,262
  Less Accumulated Depreciation                     (36,631)       (29,225)

     Net Fixed Assets                                19,807         23,037

Other Assets
  Patents                                         1,632,075      1,623,386
  Organization Costs                                152,662        152,662
  Less Accumulated Amortization                    (962,000)      (839,812)

     Net Other Assets                               822,737        936,236

     Total Assets                               $   875,294    $ 1,046,225




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                       $   131,885      $ 111,714
  Accrued Liabilities                                43,152         34,200
  Checks Written in Excess of Cash                    6,185              -
  Related Party Payables                              4,160         50,166
  Lease Obligation                                    1,614          4,479

     Total Current Liabilities                      186,996        200,559

Other
  Deferred Income                                   229,000        229,000
  Notes Payable - Related Party                      39,809         27,148

     Total Other Liabilities                        268,809        256,148

     Total Liabilities                              455,805        456,707

                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                       (A Development Stage Company)
                             BALANCE SHEET
                              (Continued)
                              (Unaudited)



                                                September 30      December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                1997             1996
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
  2,000,000 shares authorized.
  -0- issued and outstanding                    $         -      $         -

  Common Stock (Par Value $.01),
    20,000,000 shares authorized.
    9,699,775 shares issued and out-
    standing September 30, 1997 and
    9,050,607 shares issued and out-
    standing December 31, 1996                        96,998          90,506
 Common Stock to be issued                             3,475           6,057

  Paid in Capital in Excess of Par
    Value                                          5,075,099       4,658,554
  Retained Deficit                                (3,333,785)     (3,333,785)
  Deficit Accumulated During the
    Development Stage                             (1,422,298)       (831,814)

     Total Stockholders' Equity                      419,489         589,518
     Total Liabilities and
       Stockholders' Equity                      $   875,294     $ 1,046,225



















  The accompanying notes are an integral part of these financial statements.

                            KLEVER MARKETING, INC.
                          (FORMERLY VideOcart, Inc.)
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                 (Unaudited)



                                                                   Cumulative
                    For the Three Months     For the Nine Months      During
                        September 30,           September 30,      Development
                     1997        1996         1997          1996       Stage

Revenue          $        -   $       -    $       -     $       -  $        -

   Total Revenue          -           -            -             -           -

Expenses
 General and
  Administrative    264,024     135,344      536,240       406,033   1,077,617
 Research and
  Developmen            557      70,209       49,071       210,627     329,908

   Total Expenses   264,581     205,553      585,311       616,660   1,407,525

Other Income (Expense)
 Interest Income         31           -           31             -          31
 Interest Expense      (538)     (2,375)      (5,204)       (7,125)    (14,704)

                       (507)     (2,375)      (5,173)       (7,125)    (14,673)

Income (Loss)
 Before Taxes      (265,088)   (207,928)    (590,484)     (623,785) (1,422,198)

Income Taxes              -           -            -             -         100

Net Income (Loss)
 After Taxes     $ (265,088) $ (207,928)  $ (590,484)  $ (623,785) $(1,422,298)

Weighted Average Shares
  Outstanding     9,687,775   8,825,241    9,390,179     8,727,166

Loss Per Share  $     (.03) $     (.02)   $     (.06)   $     (.07)











  The accompanying notes are an integral part of these financial statements.

                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.)
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
                               (Unaudited
                                                                  Cumulative
                                       For the Nine Months Ended    During
                                             September 30,       Development
                                           1997        1996         Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                              $ (590,484)   $(623,785)    $(1,422,298)
Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:
    Non cash general and administrative        -        4,398          22,242
    Decrease (Increase) in
      employee receivable                (32,500)           -         (32,500)
    Increase (decrease) in
      accounts payable                    20,170      167,795          36,064
      accrued liabilities                  8,953          555           9,692
      checks written in excess of cash     6,185            -           6,185
      deferred income                          -       15,000          15,000
    Depreciation and Amortization        129,594      120,464         290,213
Net Adjustment                           132,402      308,212         346,896
Net cash used in operating activities   (458,082)    (315,573)     (1,075,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                  (4,176)      (3,600)         (8,976)
Acquisition of patents                    (6,794)      (3,023)        (52,284)
Net cash used by investing activities    (10,970)      (6,623)        (61,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock Issued       418,560    $ 304,970      $1,107,196
Proceeds From Loans                       55,000       25,000          88,500
Principle Payments on
  Lease Obligations                       (2,865)      (2,780)         (6,572)
Shareholder Receivable                    57,250            -          57,250
Related Party Payable                    (46,006)           -         (46,006)
Cash payments on notes payable           (42,339)     (34,406)        (88,380)
Net Cash Provided by Financing
  Activities                             439,600      292,784       1,111,988
Net Increase (Decrease) in Cash
  and Cash Equivalents                   (29,452)    (29,412)         (24,674)
Cash and Cash Equivalents at
  Beginning of the Year                   29,452      24,674           24,674
Cash and Cash Equivalents at
  End of the Year                     $        -   $  (4,738)       $       -

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                              $    5,885   $   6,110        $  14,032
Income Taxes                          $        -   $     100        $     100

   The accompanying notes are an integral part of these financial statements.


                          KLEVER MARKETING, INC.
                        (FORMERLY VideOcart, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                (Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended September 30, 1997, operating activities used cash of $458,000 as compared to net cash used of $316,000 for the nine months ended September 30, 1996.

     Cash flows used in investing activities is primarily due to the acquisition of $11,000 and $7,000 of computer equipment and office furniture and patents for the nine months ended September 30, 1997 and September 30, 1996.

     Financing activities provided $440,000 and $293,000 for the nine months
ended September 30, 1997 and 1996.   The increase in cash flow from financing
activities  was primarily from the sale of common stock.

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

     None.


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended September 30, 1997.

                             SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Klever Marketing, Inc.
                             (Registrant)





DATE:      November 13, 1997               By:  /s/
                                           Paul G. Begum
                                           Chief Executive officer & Director
                                           (Principal financial and
                                           Accounting Officer)