Form 10KSB
period 1997-12-31
KLEVER MARKETING INC
filed 1998-03-06
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1997

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

            350 West 300 South, Suite 201, Salt Lake City, Utah 84101
--------------------------------------------------------------------------------

               (Address of principal executive offices) (zip code)

Issuer's telephone number                               (801) 322-1221

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.01
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 21
                                                          Exhibit Index Page: 19

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.       $    -0-

     As of February 27, 1998, there were 10,035,401 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $14,330,461 computed at the average bid and asked price as of February 27, 1998.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                  Page
PART I

Item 1.     Description of Business ...........................................4

Item 2.     Description of Property ...........................................4

Item 3.     Legal Proceedings .................................................5

Item 4.     Submission of Matters to a Vote of Security Holders ...............5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters ..........7

Item 6.     Management's Discussion and Analysis or Plan of Operations .......12

Item 7.     Financial Statements .............................................14

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure .............................................14

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ................15

Item 10.   Executive Compensation ............................................16


Item 11.   Security Ownership of Certain Beneficial Owners and Management ....17

Item 12.   Certain Relationships and Related Transactions ....................19

Item 13.   Exhibits and Reports on Form 8-K ..................................19

                                     PART I

                         ITEM 1 DESCRIPTION OF BUSINESS

General

     The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process, Klever-Kart(R), it has acquired.

History

     The company began as a part of Information Resources, Inc. ("IRI") in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990. At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993. The Company filed petitions for relief under Chapter 11 bankruptcy in December 1993. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage as of December 31, 1997, and has not commenced planned principal operations.



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

     In January 1998 the parties agreed to modify the June 1, 1994 lease. The Company's lease commitments for office space with Tree of Stars, Inc./P.D.O. consist of two leases with payments of $26,743 and $10,496 per year. Both lease commitments expire December 31, 1998.

     As of December 31, 1997 $13,431 is payable to Tree of Stars, Inc./P.D.O. for 1996 and 1997 rent.



                            ITEM 3 LEGAL PROCEEDINGS




NONE



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS




     The annual Shareholder's meeting was held December 12, 1997. The matters submitted to a vote of shareholders and the results of the vote are as follows:

1.   Election of Directors.

     The following directors were re-elected, by majority vote, to serve on the board:

Director's Name         Votes           Office          Term Expires


Paul G. Begum     7,948,019 to 1    President/CEO   Next annual shareholder
                                                    meeting

William Bailey    7,947,970 to 50   Director        Next annual shareholder
                                                    meeting

Peter D. Olsen    7,947,970 to 50   Chairman        Next annual shareholder
                                                    meeting

2.   1997 Stock Incentive Plan.

     The shareholders approved, by a majority vote of 7,749,461 to 87,736, the adoption of the 1997 Stock Incentive Plan (the "Plan"). Under the Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time -to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants.

                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS




     The stock is traded OTC with the trading symbol KLMK.

     The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

              1996:                 High       Low
         First quarter          (To managements knowledge, there was no trading
         Second Quarter          during the first three quarters of 1996)
         Third Quarter
         Fourth Quarter          $    .01    $    .01

             1997:
         First Quarter           $    .01    $    .01
         Second Quarter          $   2.50    $   2.25
         Third Quarter           $   3.75    $   3.00
         Fourth Quarter          $   3.50    $   3.00

     The number of shareholders of record of the Company's common stock as of February 27, 1998 was 755.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

     The Company over the past three years has sold 2,249,401 shares of common stock. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:

                                               Common Stock
                                             Shares     Amount
January 15, 1995 shares issued
   to an individual for cash at
   $1.50 per share                         $ 10,000   $ 15,000
February 1995 shares issued
   to an individual for cash at
   $1.25 per share                           18,000     22,500
March 15, 1995 shares issued
   to individuals for cash at
   $1.25 per share                          120,000    150,000
April 25, 1995 shares issued
   to a corporation for cash at
   $1.00 per share                          125,000    125,000
May 10, 1995 shares issued
   to an individual for cash at
   $1.00 per share                           50,000     50,000
June, 1995 shares issued
   to individuals for cash and
   services at $1.25 per share               66,000     82,500
June 30, 1995 shares issued
   to an individual for services
   at $1.50 per share                         1,400      2,100
July 12, 1995 shares issued
   to a corporation for cash at
   $2.00 per share                           30,000     60,000
July 20, 1995 shares issued
   to a corporation for cash at
   $2.00 per share                           14,000     21,000
August 15, 1995 shares issued
   to an individual for cash at
   $1.25 per share                           40,000     50,000
September, 1995 shares issued
   to individuals for cash at
   $1.25 per share                           44,667     82,000
October, 1995 shares issued
   to individuals for cash at
   $1.50 - $3.00 per share                   19,333     44,000
November, 1995 shares issued
   to individuals for cash at
   $.83 - $1.50 per share                    13,000     16,165

                                               Common Stock
                                             Shares     Amount
December, 1995 shares issued
   to individuals for cash and
   services at $1.25 - $3.00
   per share                                 63,153   $124,230
January 1996 shares issued
   to individuals for cash at
   $2.50 - 3.00 per share                     3,500      8,000
March 1996 shares issued
   to an individual and
   a company for cash
   at $2.00 - $3.00 per share                21,240     43,479
April 1996 shares issued
   to individuals for cash
   at $.50 - 2.04 per share                  63,000     74,000
May 1996 shares issued to
   individuals for cash
   at $3.00 per share                         9,000     27,000
May 1996 shares issued to
   individuals for legal
  services at $3.00 per share                 1,463      4,389
June 1996 shares issued to a
   company in exercise of
   an option at $1.00 per share             100,000    100,000
June 1996 shares issued to a
   related company (Maktoob, Inc.)
   for cash at $1.25 per share               30,000     37,500
June 1996 shares issued to an
   individual for cash at
   $3.00 per share                            5,000     15,000
November 15, 1996, shares
   issued to individuals
   for cash at $1.29 - 2.59
   per share                                 40,569     67,500
November 27, 1996, shares
   issued to officer for
   cash at $2.94 per share                    2,891      8,499
December 13, 1996, shares
   issued to individuals
   for cash and receivables
   at $1.00 - 3.00 per share                107,624   $188,208

                                               Common Stock
                                             Shares     Amount
December 13, 1996, shares
   issued to a company for
   services at $1.25 per share               14,282     17,853
December 19, 1996, shares
   issued to individual to
   exercise option at $1.25
   per share                                 30,000     37,500
December 19, 1996, shares
   issued to individual for
   cash at $1.25 per share                   30,000     37,500
December 31, 1996, shares
   issued to individual
   for receivable at
   $1.00 - 3.00 per share                    40,679    101,950
December 31, 1996, shares
   issued to officer and
   employee for patents                     225,000    132,750
January 1997, shares
   issued to officer as
   payment on loan at
   $1.82 per share                            6,000     10,903
February 1997, shares
   issued to officers for
   Electronic Coupon
   Patent at $0.01 per share                260,813      2,250
February 1997, shares
   issued to individuals for
   cash at $1.00 - 1.25  per share           58,979     38,249
February 1997, shares
   issued to officers as
   loan payment at
   $0.08 per share                          190,000     14,250
April 1997, shares
   issued to individuals for
   cash at $3.00 per share                   20,795     45,000
May 1997, shares
   issued to individual and
   officer for cash at
   $1.75 - $3.00 per share                   64,375    118,907

                                               Common Stock
                                             Shares     Amount
May 1997, shares
   issued to individuals for
   services at $2.59 per share                  732      1,895
June 1997, shares
   issued to indivudials for
   cash at $1.75 - 3.00 per share            15,000     70,250
July 1997, shares
   issued to emplyees and
   individuals for cash and
   receivables at $1.75 - $2.00
   per share                                 58,286     85,750
August 1997, shares
   issued to individual for
   cash at $2.75 - $3.00 per share           10,000     28,000
October 1997, shares
   issued to individual for
   cash at $3.00 per share                    4,000     12,000
October 1997, shares
   issued to VideOcart creditors
   pursuant to reorganization                97,610       --
November 1997, shares
   issued to individual for
   services at $0.95 per share                1,666      1,575
December 1997, shares
   issued to individual for
   cash at $1.50 - 2.00 per share            55,000    139,339
December 1997, shares
   issued to a Companyl for
   services at $0.50 per share                8,000      3,945
December 1997, shares
   issued to offocers for loan
   payment at $0.86 - 1.02 per share         53,344     51,628
December 1997, shares
   issued to employee for
   compensation at $2.50 per share            6,000     15,000
Total                                    $2,249,401 $2,384,564
                                         ========== ==========



     These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS




Plan of Operations - The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate develop, manufacture and market electronic in-store advertising, directory and electronic coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process, Klever-Kart(R) it has acquired. The commercialization process is divided into five phases as follows:

Phase I:   System Development and Product Movement Test.

     The product movement test was completed during third quarter 1997. The test took place in a Smith's Food and Drug store located in Salt Lake City, Utah. Information Resources, Inc., an independent company audited the results of the test and reported an average 46.84% incremental product movement.

Phase II:  Cost Reduction & Enhancement.

     In January 1998, the Company commenced development of the Phase II functional specification that will encompass cost reduction and system enhancements. Improvements that are in the process of design and development of the Klever-Kart(R) system include: a significantly smaller and more sleek design in the appearance and size of the display unit, smaller trigger units with improved sensitivity, more durable plastics, and improved sound fidelity.

Phase III: Installation of 25 Stores.

     During the fourth quarter of 1998 the Company plans to place Klever-Kart(R) units in 25 stores in targeted retail chains, and 85 stores during 1999. Target stores include major national and regional chains.

Phase IV:  Electronic Coupon Integration.

     Final definition of the Electronic Coupon system is scheduled to begin the first quarter of 1998. This process consists of working with retailers and Point-of-Sale transaction processing system manufactures to ensure the appropriate degree of interface and integration necessary to implement the Electronic Coupon system. Because the Klever-Kart(R) system was designed with the eventual implementation of Electronic Coupons in mind, the Company does not expect significant hardware modifications will be necessary. The Electronic Coupon system design and initial manufacture is scheduled for completion during the third quarter of 1998, with a minimum three month in-store test of system operation to take place in the fourth quarter.

Phase V:   Future Development.

     The Klever-KardTM frequent shopper program is scheduled for introduction in late 1999. This dynamic micro-marketing capability will be added to the Klever-Kart(R) system, allowing targeted promotions to individual customers according to demographics and personal buying history.

     In order to satisfy its cash requirements, the company will have to raise additional funds through the sale of restricted stock, joint ventures or short term borrowings..

     The company estimated that it may need to hire 5 or 6 additional employees during the next 12 months.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage as of December 31, 1997, and has not commenced planned principal operations, which are scheduled to begin fourth quarter 1998 or first quarter 1999.

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

     Cash flows. Operating activities used cash of $593,000 and $617,000 for 1997 and 1996, respectively. The decrease in the use of cash is due primarily to a reduction in general and administrative costs.

     Investing activities have used cash of $28,000 and $50,000 for 1997 and 1996, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

     Financing activities provided cash of $602,000 and $672,000 for 1997 and 1996, respectively. Financing activities primarily represent sales of the Company's restricted stock.

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

                                    PART III



               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name      Age          Office              Term Expires



Paul G. Begum        59        President/CEO     Next annual shareholder meeting

William Bailey       63        Director          Next annual shareholder meeting

Peter D. Olsen       59        Chairman          Next annual shareholder meeting


     Paul G. Begum, age 59, has been the President/CEO of Klever Kart, Inc. for the past five years through the merger date, and is now the President/CEO of the Company after the merger. Mr. Begum was also the President/CEO of Hi, Tiger International from February 14, 1995 through October 1996, and the President of Tree of Stars, Inc., a private company, PSF, Inc., a private company, and Maktoob Inc., a private company, for all of the past five years to the present

     William Bailey, age 63, has been a Director of Klever Kart, Inc. for the past five years through the merger date, and is now a Director of the Company after the merger. Mr. Bailey has also been the President/CEO of Mount Olympus Water, a private company, during all of the past five years to present.

     Peter D. Olson, age 59, has been a Director of Klever Kart, Inc. for the past five years through the merger date, and is now a Director of the Company after the merger. Mr. Olson has also been the President/CEO of Olson Farms, a private company, during all of the past five years to present.

                         ITEM 10 EXECUTIVE COMPENSATION




Summary Compensation

     The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the person who was chief executive officer at any time during the last fiscal year.


                                                                  Long Term Compensation
                                Annual Compensation             Awards                 Payouts
                              -----------------------   ------------------------  -------------------
      (a)            (b)       (c)      (d)     (e)        (f)          (g)         (h)       (i)
     ----            ---       ---      ---     ---        ---          ---         ---       ---
                                                Other                Securities
                     Year                      Annual   Restricted   Underlying             All Other
                    Ended                      Compen-    Stock       Options/      LTIP     Compen-
    Name and         Dec.     Salary   Bonus   sation     Award(s)      SAR's      Payouts    sation
    --------         ----     ------   -----   ------    --------      -----       -------    ------

Principal Position    31      ($)(1)    ($)     ($)         ($)        (no.)         ($)        ($)
------------------    --      ------    ---     ---         ---        -----         ---        ---


Paul G. Begum        1997    $72,000     -       -           -           -            -          -
-------------        ----    -------     -       -           -           -            -          -
President/CEO
-------------
                     1996    $72,000     -       -           -           -            -          -
                     ----    -------     -       -           -           -            -          -
                     1995    $48,000     -       -           -           -            -          -
                     ----   --------     -       -           -           -            -          -



Options/SAR Grants in Last Fiscal Year

     The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year by the chief executive officer of the Company.

   (a)            (b)           (c)               (d)                (e)
                             Number of         % of Total
                             Securities       Options/SARs
                             Underlying        Granted to
                            Options/SAR's    Employees During   Exercise of Base
   Name       Granted (no.)  Fiscal Year      Price ($/share)    Expiration Date


Paul G. Begum    None             --                --                  --
President/CEO


Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the chief executive officer of the Company and the fiscal year end valued of unexercised options and SARs.

    (a)            (b)                (c)             (d)                (e)

                                                                     Value of
                                                    Number of      Unexercised
                                                   Securities      In-the-Money
                                                   Underlying     Options/SARs
                                                   Unexercised         at FY
                                                  Options/SARs at     End ($)
                                                   FY End (no.)
              Shares Acquired                      Exercisable/     Exercisable/
    Name     On Exercise (no.)  Value Realized ($) Unexercised      Unexercised


Paul G. Begum     231,834         $ 120,000        530,000        $ 1,590,000(1)
President/CEO

(1)        Based on recent sales of the company's stock at $3.00 per share.


Executive Compensation and Benefits

     The Company provides to all of its full time employees, including executive officers and directors, health insurance and miscellaneous other benefits.

     On July 7, 1992, the board of directors approved a resolution that the Company will obtain an automobile for Paul G. Begum once the Company has received $2,000,000 in financing from investors introduced to the company by Mr. Begum, the Company will incur monthly lease/payment costs of approximately $500 for an automobile for Mr. Begum. In addition PSF, Inc. (As Mr. Begum's assign) will receive cash of $50,000 in consideration for the assignment of the electronic coupon patent.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 10,035,401 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of February 27, 1998 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                    # of
Name and Address           Nature of               Shares
of Beneficial Owners       Ownership               Owned        Percent
Directors


Principal Shareholders

Tree of Stars, Inc.         Direct               2,686,390       26.77%

Peter D. Olson              Direct(1)            1,505,814       15.01%
                            Option                 230,000        2.29%
                                              ------------       -----
                              Total              1,735,814       17.30%
                                              ============       =====

C. Terry Warner             Direct                 917,885       09.15%

Directors and Executive Officers

Paul G. Begum               Direct(2)            2,746,390       27.37%
                            Option                 530,000        5.28%
                                              ------------       -----
                              Total             3,276,390        32.65%
                                              ============       =====

William Bailey              Direct(3)              190,822        1.90%
                            Option                  30,000         .30%
                                              ------------       -----
                              Total                220,822        2.20%
                                              ============       =====

Peter D. Olson              -------------- See Above --------------------------

All Executive Officers and
Directors as a Group (3
persons)                    Direct               4,443,026       44.27%
                            Option                 790,000        7.87%
                                              ------------       -----
                              Total              5,233,026       52.15%
                                              ============       =====

(1) Mr. Olson's ownership includes 749,765 shares held by Olson Farms, Inc., a family owned corporation, and 20,000 shares held by Peter D. Olson, Trustee of The Olson Family Trust.

(2) Mr. Begum's ownership includes 2,686,390 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder, and 60,000 shares held by PSF, Inc., a private company, of which Mr. Begum is President and principal shareholder.

(3)        Mr. Bailey's ownership includes 20,285 shares held by William C.
           Bailey Family Partnership.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




     During 1997 and 1996 various officers and directors have loaned the Company $56,500 and $33,500, respectively. The notes are payable on demand plus interest at 10% per annum. During 1997 and 1996 principle payments of $21,738 and $46,041 were paid toward these loans. The balance due as of December 31, 1997 is $-0-.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



     (a) The following documents are filed as part of this report.

1.     Financial Statements                                                 Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Balance Sheets
  December 31, 1997, and 1996................................................F-2

Statements of Loss
  For the Years Ended December 31, 1997, and 1996............................F-4

Statement of Stockholders' Equity
  For the Years Ended December 31, 1997, and 1996............................F-5

Statements of Cash Flows
  For the Years Ended December 31, 1997, and 1996............................F-9

Notes to Financial Statements
  December 31, 1997 and 1996................................................F-12

2.     Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits
           The following exhibits are included as part of this report:
Exhibit
Number    Title of Document

3.01      Articles of Incorporation of
          Klever Marketing, Inc. a Delaware Corporation(1)

3.02      Bylaws(1)

23.01     Consent of Accountants

 (1) Incorporated by Reference

     (b) No reports on Form 8-K were filed.

                                   SIGNATURES




     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                        KLEVER MARKETING, INC.


Dated: March 6, 1998                    By  /S/     Paul G. Begum
                                        -------------------------

                                        Paul G. Begum
                                        President, C.E.O., Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of March 1998.

Signatures                                   Title

/S/     Paul G. Begum
Paul G. Begum                           President, C.E.O., Director
                                        (Principal Executive, Financial
                                        and Accounting Officer)

/S/     William C. Bailey
William C. Bailey                       Director


/S/     Peter D. Olson
Peter D. Olson                          Chairman, Director

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Klever Marketing, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheets of Klever Marketing, Inc., (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. , (a development stage company), as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
February 16, 1998

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                DECEMBER 31
ASSETS                                     1997           1996
------                                 -----------    -----------
Current Assets
  Cash                                 $    10,536    $    29,452
  Shareholder Receivables                   27,200         57,500
                                       -----------    -----------

     Total Current Assets                   37,736         86,952
                                       -----------    -----------

Fixed Assets
  Equipment                                 57,549         52,262
  Less Accumulated Depreciation            (38,469)       (29,225)
                                       -----------    -----------

     Net Fixed Assets                       19,080         23,037
                                       -----------    -----------

Other Assets
  Patents                                1,646,097      1,623,386
  Organization Costs                       152,662        152,662
  Less Accumulated Amortization         (1,004,422)      (839,812)
                                       -----------    -----------

     Net Other Assets                      794,337        936,236
                                       -----------    -----------

     Total Assets                      $   851,153    $ 1,046,225
                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade              $    97,467    $   111,714
  Accrued Liabilities                       34,822         34,200
  Related Party Payables                    15,031         50,166
  Lease Obligation                             862          4,479
                                       -----------    -----------

     Total Current Liabilities             148,182        200,559
                                       -----------    -----------
Other
  Deferred Income                          229,000        229,000
  Notes Payable - Related Party               --           27,148
                                       -----------    -----------

     Total Other Liabilities               229,000        256,148
                                       -----------    -----------

     Total Liabilities                     377,182        456,707
                                       -----------    -----------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)


                                                          DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                 1997          1996
------------------------------------              ---------      ---------
(Continued)
Stockholders' Equity
 Preferred stock (par value $.01),
 2,000,000    shares authorized.
 -0- issued and outstanding                       $      --      $      --

Common Stock (Par Value $.01),
 20,000,000 shares authorized
 9,795,314 shares issued and
 outstanding December 31, 1997
 and 8,884,613 shares issued
 and out standing December 31, 1996                    97,953         88,846

Common Stock to be issued                               4,903          7,716

Paid in Capital in Excess of Par
 Value                                              5,292,308      4,658,555
Retained Deficit                                   (3,333,785)    (3,333,785)
Deficit Accumulated During the
 Development Stage                                 (1,587,408)      (831,814)
                                                  -----------    -----------

     Total Stockholders' Equity                       473,971        589,518
                                                  -----------    -----------

     Total Liabilities and Stockholders' Equity   $   851,153    $ 1,046,225
                                                  ===========    ===========












   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                STATEMENT OF LOSS



                                                              Cumulative
                                     For the Year Ended         During
                                        December 31,          Development
                                    1997           1996          Stage
                                -----------    -----------    -----------

Revenue                         $      --      $      --      $      --
                                -----------    -----------    -----------

Expenses
  General and Administrative        433,220        541,377        974,597
  Research and Development          317,403        280,837        598,240
                                -----------    -----------    -----------

     Total Expenses                 750,623        822,214      1,572,837
                                -----------    -----------    -----------

Other Income (Expense)
  Interest Income                        76           --               76
  Interest Expense                   (5,351)        (9,500)       (14,851)
  Sale of Assets                        404           --              404
                                -----------    -----------    -----------

                                     (4,871)        (9,500)       (14,371)
                                -----------    -----------    -----------

Income (Loss) Before Taxes         (755,494)      (831,714)    (1,587,208)

Income Taxes                            100            100            200
                                -----------    -----------    -----------

Net Income (Loss) After Taxes   $  (755,594)   $  (831,814)   $(1,587,408)
                                ===========    ===========    ===========

Weighted Average Shares
  Outstanding                     9,446,981      8,575,154
                                ===========    ===========

Loss Per Share                 $      (.08)   $      (.10)
                                ===========    ===========





   The accompanying notes are an integral part of these financial statements.



                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                            Deficit
                                                                                                  Paid in               Accumulated
                                                                                  Common Stock   Capital in              During the
                                   Preferred Stock         Common Stock           to be issued    Excess of    Retained Development
                                  Shares     Amount     Shares       Amount      Shares   Amount  Par Value     Deficit      Stage


Balance January 1996             247,100   $ 2,471    12,210,949   $ 122,109      --    $ --    $ 74,022,028   $(103,351,248)$ --
January 1996 shares issued in
 connection with merger (see
 Note 8)                        (247,100)   (2,471)   (3,784,905)    (37,849)  505,994   5,059   (70,257,358)    100,017,463   --
January 1996 (pre-merger)
  Shares issued to individuals
  for cash at $2.50 - 3.00
  per share                         --        --           3,500          35      --      --           7,965            --     --
March 1996 (pre-
  merger) shares issued
  to an individual and
  a company for cash
  at $2.00 - $3.00 per
  share                             --        --          21,240         212      --      --          43,267            --     --
April 1996(pre-
  merger) shares issued
  to individuals for
  cash at $.50 - 2.04
  per share                         --        --          63,000         630      --      --          73,370            --     --
May 1996 (pre mermer)
  shares issued to
  individuals for cash
  at $3.00 per share                --        --           9,000          90      --      --          26,910            --     --
May 1996 (Pre merger)
  shares issued to
  individuals for legal
  services at $3.00 per
  share                             --        --           1,463          15      --      --           4,374            --     --
June 1996 (pre merger)
  shares issued to a
  company in exercise of
  an option at $1.00 per
  share                             --        --         100,000       1,000      --      --          99,000            --     --



                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                            Deficit
                                                                                                  Paid in               Accumulated
                                                                                  Common Stock   Capital in               During the
                                   Preferred Stock         Common Stock           to be issued    Excess of    Retained  Development
                                  Shares     Amount     Shares       Amount      Shares   Amount  Par Value     Deficit      Stage

June 1996 (pre merger)
  shares issued to a
  related company for cash at
  $1.25 per share                   --       --         30,000     $        300     --    $ --    $ 37,200  $      --    $   --
  June 1996 (pre merger)
  shares issued to an
  individual for cash at
  $3.00 per share                   --       --          5,000               50     --      --      14,950         --        --
November 15, 1996, shares
  issued to individuals
  for cash @ $1.29 - 2.59
  per share                         --       --         40,569              406     --      --      67,094         --        --
November 27, 1996, shares
  issued to officer for
  cash @ $2.94 per share            --       --          2,891               29     --      --       8,470         --        --
December 13, 1996, shares
  issued to individuals
  for cash and receivables
  @ $1.00 - 3.00 per share -                 --        107,624            1,076     --      --     187,132         --        --
December 13, 1996, shares
  issued to a company for
  services @ $1.25 per
  share                             --       --         14,282              143     --      --      17,710         --        --
December 19, 1996, shares
  issued to individual to
  exercise option @ $1.25
  per share                         --       --         30,000              300     --      --      37,200         --        --
December 19, 1996, shares
  issued to individual for
  cash at $1.25 per share           --       --         30,000              300     --      --      37,200         --        --
December 31, 1996, shares
  issued to individual
  for receivable at
  $1.00 - 3.00 per share            --       --           --               --     40,679     407   101,543         --        --
December 31, 1996, shares
  issued to officer and
  employee for patents              --       --           --               --    225,000   2,250   130,500         --        --


                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                                                                                            Deficit
                                                                                                  Paid in                Accumulated
                                                                                  Common Stock   Capital in               During the
                                   Preferred Stock         Common Stock           to be issued    Excess of    Retained  Development
                                  Shares     Amount     Shares       Amount      Shares   Amount  Par Value     Deficit      Stage

Net loss                            --    $  --           --    $          --       --    $ --    $   --    $      --    $(831,814)
                                --------  -------  -----------  ---------------  -------  ------  --------  -----------  --------

Balance at
 December 31, 1996                  --       --      8,884,613           88,846  771,673   7,716  4,658,555  (3,333,785) (831,814)

January 1997 shares issued
  to individuals for cash at
  par                               --       --              1             --       --      --        --           --        --
January 1997 shares issued
  to an officer as payment
  on loan at $1.82 per share        --       --          6,000               60     --      --      10,843         --        --
February 1997 shares issued
 to officers for Electronic
 Coupon patent                      --       --        260,813            2,608  (225,000)(2,250)    1,892         --        --
February 1997 shares issued
  to individuals for cash at
  $1.00 - 1.25 per share            --       --         58,979              590  (28,229)   (282)   37,941         --        --
February 1997 shares issued
  to officers for payment
  on loan at $0.08 per share        --       --        190,000            1,900     --      --      12,350         --        --
April 1997 shares issued
  to individuals for cash at
  $3.00 per share                   --       --         20,795              208   (5,000)    (50)   44,842         --        --
May 1997 shares issued to
  an individual and an officer
  for cash at $1.75 - $3.00
  per share                         --       --         64,375              644     --      --     118,263         --        --
May 1997 shares issued to
  individuals for services at
  $2.59 per share                   --       --            732                7     --      --       1,888         --        --
June 1997 shares issued to
  individuals for cash at
  $1.75 - 3.00 per share            --       --         15,000              150   10,000     100    70,000         --        --
July 1997 shares issued to
  employees and individuals
  for cash and receivables at
  $1.75 - 2.00                      --       --         58,286              583  (10,000)   (100)   85,267         --        --


                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                                                                                            Deficit
                                                                                                  Paid in                Accumulated
                                                                                  Common Stock   Capital in               During the
                                   Preferred Stock         Common Stock           to be issued    Excess of    Retained  Development
                                  Shares     Amount     Shares       Amount      Shares   Amount  Par Value     Deficit      Stage

August 1997 shares issued
  to individuals for cash at
  $2.75 - 3.00 per share            --    $  --         10,000       $      100     --    $ --    $ 27,900  $      --    $   --
October 1997 shares issued
  to an individual for cash
  at $3.00 per share                --       --          4,000               40     --      --      11,960         --        --
October 1997 shares issued
  to VideOcart creditors
  (see Note 8)                      --       --         97,610              976  (97,610)   (976)     --           --        --
November 1997 shares issued
  to individuals for services
  for $0.95 per share               --       --          1,666               17     --      --       1,558         --        --
December 1997 shares issued
  To individual for cash
  @ $1.50 - 2.00 per share          --       --         55,000              550   28,084     281   139,070         --        --
December 1997 shares issued
  To officers for loan pay-
 ment $0.86 - 1.02 per share        --       --         53,444              534     --      --      51,094         --        --
December 1997 shares issued
  To a company for services
  @ $0.50 per share                 --       --          8,000               80     --      --       3,945         --        --
December 1997 shares issued
  To a company for research
  and development at par            --       --           --               --     46,364     464      --           --        --
December 1997 shares issued
  to employee for compensation
  at $2.50 per share                --       --          6,000               60     --      --      14,940         --        --
                                  -----    -----       -------           ------   ------  ------  --------  -----------  --------

Net Loss                            --       --           --               --       --      --        --           --    (755,594)
                                  -----    -----       -------           ------   ------  ------  --------  -----------  --------

Balance at December 31, 1997        --    $  --      9,795,314       $   97,953  490,282  $4,903 $5,292,308$(3,333,785) $(1,587,408)
                                  =====   ======     =========          =======  =======  ====== ==========  =========   ==========



   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                 Cumulative
                                            For the Year Ended     During
                                                 December 31,    Development
                                              1997        1996      Stage
                                         ---------   ---------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                 $(755,594)  $(831,814)  $(1,587,408)
                                         ---------   ---------   -----------

Adjustments used to reconcile
  net loss to net cash provided
  by (used in)operating activities:

    Increase (decrease) in
    accounts receivable and
    prepaid expenses                          --          --            --

    Non cash general and administrative      7,495      22,242        29,737

    Compensation Expense from
    Stock Options                           15,000        --          15,000

    Stock issued for Interest Expense        3,885        --           3,885

    Increase (decrease) in accounts
    payable                                 (4,132)     15,894        11,762

    Increase (decrease) in accrued
    Liabilities                                622         739         1,361

    Increase (decrease) in
    related party payables                 (35,135)       --         (35,135)

    Deferred income                           --        15,000        15,000

    Depreciation and Amortization          175,024     160,619       335,643
                                         ---------   ---------   -----------

Net Adjustment                             162,759     214,494       377,253
                                         ---------   ---------   -----------

Net cash used in operating activities     (592,835)   (617,320)   (1,210,155)
                                         ---------   ---------   -----------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                  Cumulative
                                           For the Year Ended        During
                                                December 31,     Development
                                              1997        1996        Stage
                                         ---------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/sale of equipment, net       $  (5,287)  $  (4,800)  $   (10,087)
Acquisition of patents                     (22,711)    (45,490)      (68,201)
                                         ---------   ---------   -----------

Net cash used by investing activities      (27,998)    (50,290)      (78,288)
                                         ---------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock Issued         570,772     688,636     1,259,408
Proceeds From Loans                         56,500      33,500        90,000
Principle Payments on  Lease Obligations    (3,617)     (3,707)       (7,324)
Cash payments on notes payable             (21,738)    (46,041)      (67,779)
                                         ---------   ---------   -----------

Net Cash Provided by Financing Activities  601,917     672,388     1,274,305
                                         ---------   ---------   -----------
Net Increase (Decrease) in Cash  and
  Cash Equivalents                         (18,916)      4,778       (14,138)
Cash and Cash Equivalents at
  Beginning of the Year                     29,452      24,674        24,674
                                         ---------   ---------   -----------
Cash and Cash Equivalents at
  End of the Year                        $  10,536   $  29,452   $    10,536
                                         =========   =========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                 $   5,351   $   8,147   $    13,498
Income Taxes                             $     100   $     100   $       200

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

On May 13, 1996 the Company issued 1,463 shares of stock in exchange for legal services of $4,398.

On December 13, 1996 the Company issued 14,282 shares of stock in exchange for consulting services of $17,853.

On December 13, 1996 the company issued 9,416 shares for receivable of $20,000. On January 14, 1997 $20,000 was received.

On December 24, 1996 the Company issued 30,000 shares of stock in exchange for receivable of $37,500. On March 7, 1997 $37,500 was received.

On January 15, 1997 the Company issued 6,000 shares in exchange for payment on a loan payable of $10,903.

On February 26, 1997 the Company issued 190,000 shares in exchange for payment on a loan payable of $14,250.

On May 27, 1997 the Company issued 732 shares for legal services of $1,895.

On July 9, 1997 the Company issued 15,000 shares for notes receivable of $27,500.

On October 30, 1997 the Company issued 97,610 shares to Videocart creditors, (see note 8)

On November 12, 1997 the Company issued 1,666 shares for consulting services of $1,575.

On December 4, 1997 the Company issued 6,000 for employee compensation of $15,000.

On December 8, 1997 the Company issued 8,000 shares for services amounting to $4,025.

On December 16, 1997 the Company issued 50,625 shares for payment on loans payable of $49,821.

On December 22, 1997 the Company issued 2,819 shares for interest on loans of $1,807.

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Klever Market, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the Development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. (See note 8 - Merger). The company is in the development stage as of December 31, 1997, and has not commenced planned principal operations.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):

Loss per Share

           The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                  Per-Share
                                            Income    Shares        Amount

                                           For the year ended December 31, 1996

Net Loss
                                          (831,814)
Basic Earnings per Share
Income available to common shareholders   (831,814)  8,575,154  $     (.10)
                                                                -----------


                                           For the year ended December 31, 1997

Net Loss                                  (755,594)

Basic Earnings per Share
Income available to common shareholders   (755,594)  9,446,981  $    (.08)
                                                                -----------


     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended December 31, 1997 and 1996 are not presented as it would be anti-dilutive. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):

Loss per Share (Continued)


Per share amounts                                                1996

Primary EPS as reported                                        $      (.10)
Effect of SFAS No. 128                                                    -
                                                              -------------
Basic EPS as restated                                          $      (.10)



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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $5,000,000 expiring in years 2006 through 2012. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

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

     In January 1998 the parties agreed to modify the June 1, 1994 lease. The Company's lease commitments for office space with Tree of Stars, Inc./P.D.O. consist of two leases with payments of $26,743 and $10,496 per year. Both lease commitments expire December 31, 1998.

     As of December 31, 1997 $13,431 is payable to Tree of Stars, Inc./P.D.O. for 1996 and 1997 rent.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

NOTE 5 - RESEARCH AND DEVELOPMENT (Continued)

     During the years ended December 31, 1997 and 1996, the Company expended $317,403 and $280,837, respectively for research and development of the technology involved with its patents.

     On September 26, 1994 the company entered into a technology development agreement with Electronic Technology Corp. ("ETC") for the further defining of the requisite componentry and assembly for commercialization of the Company's Patented Technology. The agreement also provides for Electronic Technology Corp. to manufacture and assemble up to 250 sets of display units and accompanying requisite equipment for use in a product movement test which has been scheduled for mid-1996. The agreement provides for the following payment schedule:

     09/26/94        $  30,000           Paid September 1994
     10/31/94           30,000           Paid October 1994
     11/26/94           90,000           Paid November 1994
     01/06/95           80,000           Paid February 1996
     02/04/95          100,000           Paid March & April 1996
     03/04/95          100,000        Paid April & September 1996
     04/04/95          100,000        Paid September, October & November 1996
     05/04/95           90,000        Paid $60,000 November & December 1996
                      --------        Paid $30, 000 February 13, 1998
                      $620,000

As additional consideration the Company will issue common stock to Electronic Technology Corp. as follows:

Issued 12/07/94          10,000 shares - upon delivery of written system design
                         27,500 shares - upon delivery of working prototype
                         12,500 shares - upon beta test site performance
                         ------
                         50,000 shares
                         ======

     On February 1, 1997 the Company entered into an agreement with ETC and Digital Radio Communications Corp. ("DRCC")where by the Company exchanged electronic components for a promissory note of $97,093 together with interest at eight percent calculated on the basis of the actual number of days elapsed but computed on a 360 day year. The principal balance, together with interest thereon will be amortized over 18 monthly installments, commencing on the day the "cost reduction and manufacturing" ("Commercial Service Agreement") contract is executed and the first payment is made by the Company to ETC/DRCC and continuing on the last day of each month thereafter until paid in full.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (Continued)

NOTE 5 - RESEARCH AND DEVELOPMENT (Continued)

     On February 13, 1998 the Company entered into the Commercial Service Agreement (see above) with World Wireless Communications ("WWC") where WWC agrees to provide consulting and engineering services related to the development of a wireless shopping data display system. WWC may also offer alternative approaches to design, construct and performance of the product.

     The Company is required to pay a $10,000 deposit in connection with the agreement, retained by WWC, which will be credited during final billing received from WWC. The Company has agreed to provide WWC a bonus of $2,000 if the project is completed by March 31, 1998. If the project duration is beyond April 15, 1998, WWC will be required to pay the Company a penalty of $2,000.

     On February 13, 1998 the Company entered into a settlement agreement with WWC (formerly Electronic Technology Corp.) pursuant to which the company paid $30,000 and issued 46,364 shares of common stock to WWC in satisfaction of any and all claims in connection with the September 26, 1994 contract. The agreement also provides for 10,000 shares of WWC restricted common stock in exchange for a promissory note in the amount of $97,093 (see above).

NOTE 6 - RELATED PARTY TRANSACTIONS

     During 1997, and 1996 various shareholders have loaned the Company $56,500, and $33,500, respectively. The notes are payable on demand plus interest at 10% per annum. During 1997 and 1996 principle payments of $21,738 and $46,041 were paid toward these loans. The balance due as of December 31, 1997 is $-0-.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)
NOTE 7 - STOCK OPTIONS

     During 1992 the Company adopted stock option plans for specified directors and employees. Compensation expense charged to operations in 1997 is $15,000. The following is a summary of transactions:

                                   Shares Under Option
                                       December 31,
                                      1997         1996
                                ----------   ----------
Outstanding, beginning of year   1,328,500      988,500
Granted during the year            140,500      478,500
Canceled during the year           (59,000)     (32,000)
Exercised during the year         (365,000)    (106,500)
                                ----------   ----------

Outstanding, end of year
(at prices ranging from $.01
to $3.00 per share)              1,045,000    1,328,500
                                ==========   ==========

Eligible, end of year for
exercise currently (at prices
ranging from $.01 to $3.00
per share)                       1,045,000    1,328,500
                                ==========   ==========

1997 STOCK INCENTIVE PLAN

     On December 12, 1997, the shareholders approved, by a majority vote, the adoption of the 1997 Stock Incentive Plan (the "Plan"). Under the Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1997, no options have been granted under the Plan.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

NOTE 8 - MERGER

     On July 5, 1996, pursuant to the plan of reorganization, the Company merged with Klever Kart, Inc. in a reverse merger. The reorganized company is obligated to pay up to $150,000 in administrative and priority claims of the former VideOcart, Inc. The Reorganized Company issued shares of common stock pursuant to the plan as follows:

        *         Current shareholders of Klever-Kart received 7,999,866 shares.

        * Creditors of the Company (as specified in the second amended plan of reorganization) will receive 900,000 shares pro rata or $100 if elected by creditor. As of December 31, 1996 560,000 shares have been issued. The remaining 340,000 shares have been reserved, and will be issued when the creditors entitled to them are identified.

        * On October 30, 1997 an additional 97,610 shares were issued to creditors. As of December 31, 1997 657,610 shares have been issued. The remaining 242,390 shares have been reserved.


        * Series B preferred stock holders will receive 66,000 shares common. As of December 31, 1997 no shares have been issued. The remaining 66,000 shares have been reserved, and will be issued when the shareholders entitled to them are identified.

        * Series D preferred stock holders will receive 99,994 shares common. As of December 31, 1997 no shares have been issued. The remaining 99,994 shares have been reserved, and will be issued when the shareholders entitled to them are identified.

        *         Common stock holders received 99,381 shares.

NOTE 9 - CONTINGENCIES

     Mr. Paul G. Begum, President/CEO will be entitled to the use of a leased vehicle to be paid for by the Company up to $500 monthly lease payments upon the receipt by the Company of $2,000,000 in financing from investors introduced to the Company by Mr. Begum.

     On May 24, 1996, in consideration of the assignment in September 1993 to the company, certain technologies and patents relating to the electronic couponing ("Electronic Coupon Patent") by Mr. Paul G. Begum, President/CEO and Mr. Mark Geiger, V.P. Operations, the Board of Directors agreed to pay Mr. Begum and Mr. Geiger 200,000 and 25,000 shares, respectively at a

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

NOTE 9 - CONTINGENCIES (Continued)

price of $.01 per share for the electronic coupon patent. $132,750 was capitalized in 1996 as patents. The shares are valued at $.60 per share as this was the value the Company's stock was selling for when the assignment was made in September 1993. As additional consideration for the Electronic Coupon Patent, the Board of Directors has agreed to pay PSF, Inc.(as Mr. Begum's assign) and Mr. Geiger $50,000 and $10,000, respectively upon receipt by the Company of $2,000,000 in equity funding and when the Company has the necessary financing to conduct its operations.

     On February 25, 1997 Mr. Begum and Mr. Geiger received 200,000 and 25,000 respectively. On December 22, 1997 pursuant to the merger, Mr. Begum and Mr. Geiger received an additional 31,834 and 3,979 shares respectively.