Form 10QSB
period 1998-03-31
KLEVER MARKETING INC
filed 1998-05-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:       March 31, 1998
                                            ---------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 1998 10,035,401

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                   (Unaudited)
                                                    March 31,       December 31,
                                                   -----------      -----------
ASSETS                                                 1998            1997
------                                             -----------      -----------
Current Assets
  Cash .......................................     $   170,043      $    10,536
  Investments ................................           8,250             --
  Shareholder Receivables ....................          26,916           27,200
                                                   -----------      -----------

     Total Current Assets ....................         205,209           37,736
                                                   -----------      -----------
Fixed Assets
  Equipment ..................................          60,555           57,549
  Less Accumulated Depreciation ..............         (40,763)         (38,469)
                                                   -----------      -----------

     Net Fixed Assets ........................          19,792           19,080
                                                   -----------      -----------
Other Assets
  Patents ....................................       1,667,869        1,646,097
  Organization Costs .........................         152,662          152,662
  Less Accumulated Amortization ..............      (1,046,119)      (1,004,422)
                                                   -----------      -----------

     Net Other Assets ........................         774,412          794,337
                                                   -----------      -----------

     Total Assets ............................     $   999,413      $   851,153
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts Payable, Trade ....................     $    42,283      $    97,467
  Accrued Liabilities ........................          35,175           34,822
  Related Party Payables .....................          68,385           15,031
  Lease Obligation ...........................             218              862
                                                   -----------      -----------
     Total Current Liabilities ...............         146,061          148,182
                                                   -----------      -----------

Other Liabilities
  Deferred Income ............................         229,000          229,000
                                                   -----------      -----------
     Total Other Liabilities .................         229,000          229,000
                                                   -----------      -----------

     Total Liabilities .......................         375,061          377,182
                                                   -----------      -----------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)


                                                      (Unaudited)
                                                       March 31,    December 31,
                                                      -----------   -----------
                                                          1998          1997
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized
    -0- issued and outstanding .....................  $      --     $      --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized
    10,035,401 shares issued and
    outstanding March 31, 1998
    and 9,795,314 shares issued
    and outstanding December 31, 1997 ..............      100,354        97,953
  Common Stock to be issued ........................        4,364         4,903
  Paid in Capital in Excess of Par
    Value ..........................................    5,689,158     5,292,308
  Retained Deficit .................................   (3,333,785)   (3,333,785)
  Deficit Accumulated During the
    Development Stage ..............................   (1,835,739)   (1,587,408)
                                                      -----------   -----------

     Total Stockholders' Equity ....................      624,352       473,971
                                                      -----------   -----------

     Total Liabilities and Stockholders' Equity ....  $   999,413   $   851,153
                                                      ===========   ===========















The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                STATEMENT OF LOSS
                                   (Unaudited)




                                                                     Cumulative
                                          For the Three Months         During
                                              Ended March 31,        Development
                                        -------------------------
                                            1998          1997         Stage
                                        -----------   -----------   -----------

Revenue ..............................  $      --     $      --     $      --
                                        -----------   -----------   -----------

Expenses
  General and Administrative .........      127,337       110,746     1,101,935
  Research and Development ...........      120,783        44,864       719,023
                                        -----------   -----------   -----------

     Total Expenses ..................      248,120       155,610     1,820,958
                                        -----------   -----------   -----------

Other Income (Expense)
  Interest Income ....................         --            --              76
  Interest Expense ...................          (16)       (1,856)      (14,867)
  Capital Loss on Sale of Investment .         (194)         --            (194)
  Sale of Assets .....................         --            --             404
                                        -----------   -----------   -----------

    Total Other Income (Expense) .....         (210)       (1,856)      (14,581)
                                        -----------   -----------   -----------

Income (Loss) Before Taxes ...........     (248,330)     (157,466)   (1,835,539)

Income Taxes .........................         --            --             200
                                        -----------   -----------   -----------

Net Income (Loss) After Taxes ........  $  (248,330)  $  (157,466)  $(1,835,739)
                                        ===========   ===========   ===========

Weighted Average Shares
  Outstanding ........................    9,937,682     9,243,995
                                        ===========   ===========

Loss Per Share .......................  $      (.03)  $      (.02)
                                        ===========   ===========









The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                      Cumulative
                                            For the Three Months        During
                                               Ended March 31,       Development
                                            ---------------------
                                               1998        1997         Stage
                                            ---------   ---------   -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss .................................  $(248,330)  $(157,466)  $(1,835,739)
                                            ---------   ---------   -----------

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Non cash general and administrative ..     21,338        --          51,075

    Compensation Expense from
    Stock Options ........................       --          --          15,000

    Stock issued for Interest Expense ....       --          --           3,885

    (Increase) decrease in shareholder
    receivable ...........................       (166)       --            (166)

    Increase (decrease) in accounts
    payable ..............................    (55,185)     (7,178)      (43,421)

    Increase (decrease) in accrued
    Liabilities ..........................        353        (105)        1,714

    Increase (decrease) in
    related party payables ...............     53,354        --          18,219

    Deferred income ......................       --          --          15,000

    Loss on Sale of Stock Investment .....        194        --             194

    Depreciation and Amortization ........     43,991      42,991       379,633
                                            ---------   ---------   -----------

Net Adjustment ...........................     63,879      35,708       441,133
                                            ---------   ---------   -----------

Net cash used in operating activities ....   (184,451)   (121,758)   (1,394,606)
                                            ---------   ---------   -----------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)



                                                                     Cumulative
                                             For the Three Months      During
                                                Ended March 31,      Development
                                             --------------------
                                                1998       1997         Stage
                                             ---------   --------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/sale of equipment, net ........  $  (3,006)  $   --     $   (13,093)
Acquisition/sale of stock investments, net       3,931       --           3,931
Acquisition of patents ....................    (21,772)      --         (89,973)
                                             ---------   --------   -----------

Net cash used by investing activities .....    (20,847)      --         (99,135)
                                             ---------   --------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Capital Stock Issued ........    365,449     58,250     1,624,857
Proceeds From Loans .......................       --       55,000        90,000
Principle Payments on  Lease Obligations ..       (644)      (931)       (7,968)
Related Party Payables ....................       --       (2,166)         --
Cash payments on notes payable ............       --      (15,911)      (67,779)
                                             ---------   --------   -----------

Net Cash Provided by Financing  Activities     364,805     94,242     1,639,110
                                             ---------   --------   -----------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ........................    159,507    (27,516)      145,369
Cash and Cash Equivalents at
  Beginning of the Year ...................     10,536     29,452        24,674
                                             ---------   --------   -----------
Cash and Cash Equivalents at
  End of the Year .........................  $ 170,043   $  1,936   $   170,043
                                             =========   ========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest ..................................  $      16   $  2,537   $    13,514
Income Taxes ..............................  $    --     $   --     $       200






The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended March 31, 1998, operating activities used cash of $184,000 as compared to net cash used of $122,000 for the three months ended March 31, 1997.

Cash flows used in investing activities is primarily due to the acquisition of $21,000 and $0 of computer equipment and office furniture and patents for the three months ended March 31, 1998 and March 31, 1997.

Financing activities provided $365,000 and $94,000 for the three months ended March 31, 1998 and 1997. The increase in cash flow from financing activities was primarily from the sale of common stock.

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

   None

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:           May 13, 1998
      --------------------------------


By:  /s/ Paul G. Begum
     ---------------------------------
Paul G. Begum
Chief Executive officer & Director
(Principal financial and Accounting Officer)