Form 10QSB
period 1998-06-30
KLEVER MARKETING INC
filed 1998-08-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     June 30, 1998
                                            ---------------------

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

                                 (801) 322-1221
                            Issuer's telephone number


Former name, former address and former fiscal year, if changed since last report.)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 1998 10,042,210

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET

                                              (Unaudited)
                                                June 30,    December 31,
                                              -----------   -----------
ASSETS                                            1998          1997
------                                        -----------   -----------
        Current Assets
          Cash .............................  $    39,990   $    10,536
          Shareholder Receivables ..........        8,350        27,200
                                              -----------   -----------

             Total Current Assets ..........       48,340        37,736
                                              -----------   -----------
        Fixed Assets
          Equipment ........................       60,555        57,549
          Less Accumulated Depreciation ....      (43,111)      (38,469)
                                              -----------   -----------

             Net Fixed Assets ..............       17,444        19,080
                                              -----------   -----------

        Other Assets
          Patents ..........................    1,669,079     1,646,097
          Organization Costs ...............      152,662       152,662
          Less Accumulated Amortization ....   (1,087,876)   (1,004,422)
                                              -----------   -----------

             Net Other Assets ..............      733,865       794,337
                                              -----------   -----------

             Total Assets ..................  $   799,649   $   851,153
                                              ===========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities
          Accounts Payable, Trade ..........  $    64,857   $    97,467
          Accrued Liabilities ..............       35,147        34,822
          Related Party Payables ...........       57,933        15,031
          Lease Obligation .................         --             862
                                              -----------   -----------
             Total Current Liabilities .....      157,937       148,182
                                              -----------   -----------

        Other Liabilities
          Deferred Income ..................         --         229,000
                                              -----------   -----------
             Total Other Liabilities .......         --         229,000
                                              -----------   -----------

             Total Liabilities .............      157,937       377,182
                                              -----------   -----------

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)

                                                   (Unaudited)
                                                     June 30,    December 31,
                                                   -----------   -----------
                                                       1998         1997
                                                   -----------   -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  (Continued)
  Stockholders' Equity
    Preferred stock (par value $.01),
      2,000,000 shares authorized ...............
      -0- issued and outstanding ................  $      --     $      --
    Common Stock (Par Value $.01),
      20,000,000 shares authorized ..............
      10,042,210 shares issued and
      outstanding June 30, 1998 and
      9,795,314 shares issued and
      outstanding December 31, 1997 .............      100,422        97,953
    Common Stock to be issued ...................        4,339         4,903
    Paid in Capital in Excess of Par
      Value .....................................    5,699,515     5,292,308
    Retained Deficit ............................   (3,333,785)   (3,333,785)
    Deficit Accumulated During the
      Development Stage .........................   (1,828,779)   (1,587,408)
                                                   -----------   -----------

       Total Stockholders' Equity ...............      641,712       473,971
                                                   -----------   -----------

       Total Liabilities and Stockholders' Equity  $   799,649   $   851,153
                                                   ===========   ===========
















   The accompanying notes are an integral part of these financial statements.


                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                STATEMENT OF LOSS
                                   (Unaudited)


                                          For the Three Months        For the Six Months
                                             Ended June 30,               Ended June 30,
                                      --------------------------   --------------------------
                                          1998          1997            1998          1997
                                      ------------   -----------   ------------   -----------

Revenue ............................  $    229,000   $      --     $    229,000   $      --
                                      ------------   -----------   ------------   -----------

Expenses
  General and Administrative .......       159,740       135,344        287,077       272,216
  Research and Development .........        64,007        70,209        184,790        48,514
                                      ------------   -----------   ------------   -----------

     Total Expenses ................       223,747       205,553        471,867       320,730
                                      ------------   -----------   ------------   -----------

Other Income (Expense)
  Interest Income ..................           926          --              926          --
  Interest Expense .................          (647)       (2,375)          (663)       (4,666)
  Capital Gain on Sale of Investment         1,428          --            1,234          --
  Sale of Assets ...................          --            --             --            --
                                      ------------   -----------   ------------   -----------

    Total Other Income (Expense) ...         1,707        (2,375)         1,497        (4,666)
                                      ------------   -----------   ------------   -----------

Income (Loss) Before Taxes .........         6,960      (207,928)      (241,370)     (325,396)

Income Taxes .......................          --            --             --            --
                                      ------------   -----------   ------------   -----------

Net Income (Loss) After Taxes ......  $      6,960   $  (207,928)  $   (241,370)  $  (325,396)
                                      ============   ===========   ============   ===========

Weighted Average Shares Outstanding     10,039,029     8,640,224     10,037,221     9,411,868
                                      ============   ===========   ============   ===========

Loss Per Share- Basic and Diluted ..  $       --     $      (.02)  $       (.02)  $      (.03)
                                      ============   ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.


                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)







                                                       For the Six Months
                                                         Ended June 30,
                                                      ---------------------
                                                         1998       1997
                                                      ---------   ---------

   CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss ........................................  $(241,370)  $(325,396)
                                                      ---------   ---------

   Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:

       Non cash general and administrative .........     32,988        --
       Compensation Expense from
       Stock Options ...............................       --          --
       Stock issued for Interest Expense ...........       --          --
       (Increase) decrease in shareholder receivable     17,600        --
       Increase (decrease) in accounts payable .....    (33,070)      7,085
       Increase (decrease) in accrued liabilities ..        325       1,011
       Increase (decrease) in related party payables     42,902        --
       Deferred income .............................   (229,000)       --
       Gain on Sale of Stock Investment ............     (1,234)       --
       Depreciation and Amortization ...............     88,105      86,199
                                                      ---------   ---------

   Net Adjustment ..................................    (81,384)     94,295
                                                      ---------   ---------

   Net cash used in operating activities ...........   (322,754)   (231,101)
                                                      ---------   ---------

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)



                                                     For the Six Months
                                                       Ended June 30,
                                                   ---------------------
                                                      1998       1997
                                                   ---------   ---------

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition/sale of equipment, net .......  $  (3,006)  $    --
       Acquisition/sale of stock investments, net     13,609        --
       Acquisition of patents ...................    (22,982)     (6,794)
                                                   ---------   ---------

       Net cash used by investing activities ....    (12,379)     (6,794)
                                                   ---------   ---------

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds From Capital Stock Issued .......    365,449     299,810
       Proceeds From Loans ......................       --        55,000
       Principle Payments on  Lease Obligations .       (862)     (1,886)
       Related Party Payables ...................       --       (41,006)
       Shareholder Receivable ...................       --        57,017
       Cash Payments on Notes Payable ...........       --       (43,529)
                                                   ---------   ---------

       Net Cash Provided by Financing  Activities    364,587     325,406
                                                   ---------   ---------

       Net Increase (Decrease) in Cash  and
         Cash Equivalents .......................     29,454     (87,511)
       Cash and Cash Equivalents at
         Beginning of the Year ..................     10,536      29,452
                                                   ---------   ---------
       Cash and Cash Equivalents at
         End of the Year ........................  $  39,990   $ 116,963
                                                   =========   =========

       SUPPLEMENTAL DISCLOSURE OF CASH
         FLOW INFORMATION:

       Interest .................................  $     663   $   4,156

       Income Taxes .............................  $     --    $     --









   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 1998
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Results of Operations - From December 8, 1993 to July 5, 1996 VideOcart, Inc. was in Bankruptcy. On July 5, 1996 VideOcart, Inc. was reorganized, changed its name to Klever Marketing, Inc. and became a development stage company. During the period July 5, 1996 through March 31, 1998 the Company remained in the development stage. The period ending June 30, 1998 is the first period during which it is considered an operating company.

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

The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended June 30, 1998, operating activities used cash of $323,000 as compared to net cash used of $231,000 for the six months ended June 30, 1997.

Cash flows used in investing activities is primarily due to the acquisition of patents. During the six months ended June 30, 1998 and 1997, investing activities used cash of $12,000 and $7,000, respectively.

Financing activities provided $365,000 and $325,000 for the six months ended June 30, 1998 and 1997. The increase in cash flow from financing activities was primarily from the sale of common stock.

2 . Contingencies

On November 14, 1995, the Company entered into an agreement with Dentsu Prox, Inc. for product movement tests in Japan resulting in $214,000 in deferred income. On June 30, 1998 the Company determined Dentsu Prox, Inc. was in breach of contract, therefore recognizing $214,000 in income. Dentsu Prox, Inc. has not agreed with the Company's determination of the contractual breach.


                           PART II - OTHER INFORMATION


The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

Item 1.  Legal Proceedings

On or about October 1, 1990 Klever-Kart, Inc., the predecessor in interest to the Company, entered into a Consulting Agreement with Larry Hodges ("Hodges"). Under the terms of the Consulting Agreement, Hodges was to act as a consultant for Klever-Kart until such time as Klever0Kart received a certain level of financing, at which time Hodges was to become the Chief Executive Officer of Klever-Kart. As the company's consultant, Hodges was to be compensated at the rate of $100 per hour, payable in shares of the Company's common stock at $1.00 per share. Under the Consulting Agreement, in the event of Hodges' termination from Klever-Kart, for any reason other than for cause, he was to have received severance pay of $50,000, provided that the company had sufficient funds at the time of such termination. On or about February 1, 1991, Klever-Kart issued 15,000 shares of the Company's common stock to Hodges, and on or about June 4, 1991, Klever-Kart issued an additional 15,000 shares of the Company's common stock to Hodges. On or about February 3, 1992, Hodges resigned from Klever-Kart and terminated the Consulting Agreement.

Following an audit performed by a certified public accountant of Hodges' contributions and time spent on behalf of Klever-Kart, Klever-Kart canceled the second issuance of 15,000 shares after an audit revealed an overpayment of shares to Mr. Hodges. On April 17, 1998, Hodges sued the Company in the Third Judicial Court, Salt Lake County, State of Utah, in an action styled "Larry A. Hodges, Plaintiff vs. Klever-Kart, Inc., a former Utah corporation, Klever Marketing, Inc., a Utah corporation, and VideOcart, Inc., a Delaware corporation." Hodges has alleged in the action that the Company breached the Consulting Agreement, and has sought the reissuance of the 15,000 canceled shares, the issuance of an additional 15,000 shares, $50,000 in severance pay, alleged damages suffered in an amount to be proven at trial, and all of his costs and attorney' fees (with interest) in bringing this action.

The Company has since filed a counter-suit against Hodges pursuant to the Consulting Agreement, alleging a breach of contract. The Consulting agreement entitled the Company to a right of first refusal with respect to the disposition of all of the shares of the Company's common stock held by Hodges. Notwithstanding the Company's right, Hodges sold approximately 34,000 shares in open market transactions without having provided the Company with an opportunity to exercise its right of first refusal on these shares of common stock. In partial settlement of the actions, in June of 1998, a syndicate purchased 53,000 shares from Hodges at a purchase price equal to $2.50 per share.

While the Company is confident in the merits of its action against Hodges, and that the action brought by Hodges against the Company can be successfully settled or litigated, there can be no assurance that either of the actions will be determined in favor of the Company.

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



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:   August 14, 1998
     ------------------



By:  /s/
   --------------------
   Paul G. Begum
   Chief Executive officer & Director
   (Principal financial and Accounting Officer)