Form 10QSB
period 1998-09-30
KLEVER MARKETING INC
filed 1998-11-13
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:         September 30, 1998
                                      --------------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 1998 10,289,052

     Transitional Small Business Disclosure Format (check one). Yes ; No X

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS

                                                    (Unaudited)
                                                   September 30,    December 31,
                                                   -----------      -----------
ASSETS                                                 1998             1997
------
                                                   -----------      -----------
Current Assets
  Cash .......................................     $    40,484      $    10,536
  Prepaid Expense ............................           5,085             --
  Shareholder Receivables ....................         198,488           27,200
                                                   -----------      -----------

     Total Current Assets ....................         244,057           37,736
                                                   -----------      -----------
Fixed Assets
  Equipment ..................................          64,269           57,549
  Less Accumulated Depreciation ..............         (45,204)         (38,469)
                                                   -----------      -----------

     Net Fixed Assets ........................          19,065           19,080
                                                   -----------      -----------

Other Assets
  Patents ....................................       1,677,567        1,646,097
  Organization Costs .........................         152,662          152,662
  Less Accumulated Amortization ..............      (1,130,239)      (1,004,422)
                                                   -----------      -----------

     Net Other Assets ........................         699,990          794,337
                                                   -----------      -----------

     Total Assets ............................     $   963,112      $   851,153
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ....................     $   190,680      $    97,467
  Accrued Liabilities ........................          38,333           34,822
  Related Party Payables .....................          69,600           15,031
  Lease Obligation ...........................            --                862
                                                   -----------      -----------
     Total Current Liabilities ...............         298,613          148,182
                                                   -----------      -----------

Other Liabilities
  Deferred Income ............................            --            229,000
                                                   -----------      -----------
     Total Other Liabilities .................            --            229,000
                                                   -----------      -----------

     Total Liabilities .......................         298,613          377,182
                                                   -----------      -----------

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                     -----------    -----------
                                                         1998           1997
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized ..................
    -0- issued and outstanding ...................   $      --      $      --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized .................
    10,289,052 shares issued and out-
    standing September 30, 1998 and
    9,795,314 shares issued and out-
    standing December 31, 1997 ...................       102,891         97,953
  Common Stock to be issued ......................         4,389          4,903
  Paid in Capital in Excess of Par
    Value ........................................     6,094,613      5,292,308
  Retained Deficit ...............................    (3,333,785)    (3,333,785)
  Deficit Accumulated During the
    Development Stage ............................    (2,203,609)    (1,587,408)
                                                     -----------    -----------

     Total Stockholders' Equity ..................       664,499        473,971
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity ..   $   963,112    $   851,153
                                                     ===========    ===========
















   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months            For the Nine Months
                                                   Ended September 30,             Ended September 30,
                                              ----------------------------    ----------------------------
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------

Revenue ...................................   $       --      $       --      $    229,000    $       --
                                              ------------    ------------    ------------    ------------

Expenses
  General and Administrative ..............        218,253         264,024         505,330         536,240
  Research and Development ................         56,594             557         241,384          49,071
                                              ------------    ------------    ------------    ------------

     Total Expenses .......................        274,847         264,581         746,714         585,311
                                              ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest Income .........................            128              31           1,055              31
  Interest Expense ........................           (111)           (538)           (775)         (5,204)
  Capital Gain on Sale of Investment ......           --              --             1,234            --
                                              ------------    ------------    ------------    ------------

    Total Other Income (Expense) ..........             17            (507)          1,514          (5,173)
                                              ------------    ------------    ------------    ------------

Loss Before Taxes and Extraordinary Item ..       (274,830)       (265,088)       (516,200)       (590,484)

Income Taxes ..............................           --              --              --              --
Extraordinary Item - Litigation Settlement        (100,000)           --          (100,000)           --
                                              ------------    ------------    ------------    ------------

Net Loss After Taxes and Extraordinary Item   $   (374,830)   $   (265,088)   $   (616,200)   $   (590,484)
                                              ============    ============    ============    ============

Weighted Average Shares Outstanding .......     10,244,671       9,687,775      10,109,945       9,390,179
                                              ============    ============    ============    ============

Loss Per Common Share
Loss per Share Before Extraordinary Item ..           (.03)           (.03)           (.05)           (.06)
Extraordinary Item ........................           (.01)           --              (.01)           --
                                              ------------    ------------    ------------    ------------
Net Loss Per Share- Basic and Diluted .....   $       (.04)   $       (.03)   $       (.06)   $       (.06)
                                              ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)







                                                            For the Nine Months
                                                            Ended September 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .............................................   $(616,200)   $(590,484)
                                                         ---------    ---------

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

    Non cash general and administrative ..............      48,190         --
    (Increase) decrease in employee receivable .......        --        (32,500)
    (Increase) decrease in shareholder receivable ....      18,477         --
    (Increase) decrease in prepaid expense ...........      (6,205)        --
    Increase (decrease) in accounts payable ..........      (7,519)      20,170
    Increase (decrease) in accrued liabilities .......       3,511        8,953
    Increase (decrease) in related party payables ....      94,569         --
    Checks written in excess of cash .................        --          6,185
    Increase (decrease) in Deferred income ...........    (229,000)        --
    Loss on Extraordinary Item .......................     100,000         --
    Gain on Sale of Stock Investment .................      (1,234)        --
    Depreciation and Amortization ....................     132,553      126,594
                                                         ---------    ---------

Net Adjustment .......................................     153,342      132,402
                                                         ---------    ---------

Net cash used in operating activities ................    (462,858)    (458,082)
                                                         ---------    ---------

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)



                                                           For the Nine Months
                                                           Ended September 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/sale of equipment, net ...............     $  (6,720)     $  (4,176)
Acquisition/sale of stock investments, net .......        13,609           --
Acquisition of patents ...........................       (31,470)        (6,794)
                                                       ---------      ---------

Net cash used by investing activities ............       (24,581)       (10,970)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock Issued ...............       518,249        418,560
Proceeds From Loans ..............................          --           55,000
Principle Payments on  Lease Obligations .........          (862)        (2,865)
Related Party Payables ...........................          --          (46,006)
Shareholder Receivable ...........................          --           57,250
Cash Payments on Notes Payable ...................          --          (42,339)
                                                       ---------      ---------

Net Cash Provided by Financing  Activities .......       517,387        439,600
                                                       ---------      ---------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ...............................        29,948        (29,452)
Cash and Cash Equivalents at
  Beginning of the Year ..........................        10,536         29,452
                                                       ---------      ---------
Cash and Cash Equivalents at
  End of the Year ................................     $  40,484      $    --
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest .........................................     $     775      $   5,885
Income Taxes .....................................     $    --        $    --






   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 1998
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended September 30, 1998, operating activities used cash of $463,000 as compared to net cash used of $458,000 for the nine months ended September 30, 1997.

Cash flows used in investing activities is primarily due to the acquisition of patents. During the nine months ended September 30, 1998 and 1997, investing activities used cash of $25,000 and $11,000, respectively.

Financing activities provided $517,000 and $440,000 for the nine months ended September 30, 1998 and 1997. The increase in cash flow from financing activities was primarily from the sale of common stock.

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

Item 1.  Legal Proceedings

The lawsuit filed by Larry Hodges in the 2nd quarter 1998 was counter filed by Klever Marketing, Inc. during the 3rd quarter 1998 alleging a breach of contract. An out of court settlement was reached in September for $100,000 to be paid in four (4) installments, the first of which was paid on October 26, 1998

Item 2.  Changes in Securities

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





DATE:       November 11, 1998



By:  /s/
Paul G. Begum
Chief Executive officer & Director
(Principal financial and Accounting Officer)