Form 10QSB/A
period 1998-09-30
KLEVER MARKETING INC
filed 1999-02-08
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998
                                               ------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS

                                                   (Unaudited)
                                                   September 30,    December 31,
                                                  -------------    -------------
ASSETS                                                 1998             1997
------                                             -----------      -----------
Current Assets
  Cash .......................................     $    40,484      $    10,536
  Prepaid Expense ............................           5,085             --
  Shareholder Receivables ....................         198,488           27,200
                                                   -----------      -----------

     Total Current Assets ....................         244,057           37,736
                                                   -----------      -----------
Fixed Assets
  Equipment ..................................          64,269           57,549
  Less Accumulated Depreciation ..............         (45,204)         (38,469)
                                                   -----------      -----------

     Net Fixed Assets ........................          19,065           19,080
                                                   -----------      -----------

Other Assets
  Patents ....................................       1,677,567        1,646,097
  Organization Costs .........................         152,662          152,662
  Less Accumulated Amortization ..............      (1,130,239)      (1,004,422)
                                                   -----------      -----------

     Net Other Assets ........................         699,990          794,337
                                                   -----------      -----------

     Total Assets ............................     $   963,112      $   851,153
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ....................     $   190,680      $    97,467
  Accrued Liabilities ........................          38,333           34,822
  Related Party Payables .....................          69,600           15,031
  Lease Obligation ...........................            --                862
                                                   -----------      -----------
     Total Current Liabilities ...............         298,613          148,182
                                                   -----------      -----------

Other Liabilities
  Deferred Income ............................            --            229,000
                                                   -----------      -----------
     Total Other Liabilities .................            --            229,000
                                                   -----------      -----------

     Total Liabilities .......................         298,613          377,182
                                                   -----------      -----------

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)



                                                   (Unaudited)
                                                   September 30,    December 31,
                                                  -------------    -------------
                                                       1998             1997
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized.
  -0- issued and outstanding .....................   $      --      $      --
Common Stock (Par Value $.01),
  20,000,000 shares authorized ...................
  10,289,052 shares issued and out-
  standing September 30, 1998 and
  9,795,314 shares issued and out-
  standing December 31, 1997 .....................       102,891         97,953
Common Stock to be issued ........................         4,389          4,903
Paid in Capital in Excess of Par
  Value ..........................................     6,094,613      5,292,308
Retained Deficit .................................    (3,333,785)    (3,333,785)
Deficit Accumulated During the
  Development Stage ..............................    (2,203,609)    (1,587,408)
                                                     -----------    -----------

   Total Stockholders' Equity ....................       664,499        473,971
                                                     -----------    -----------

   Total Liabilities and Stockholders' Equity ....   $   963,112    $   851,153
                                                     ===========    ===========
















   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three Months            For the Nine Months
                                                  Ended September 30,             Ended September 30,
                                              ----------------------------    ----------------------------
                                                  1998            1997           1998             1997
                                              ------------    ------------    ------------    ------------

Revenue ...................................   $       --      $       --      $    229,000    $       --
                                              ------------    ------------    ------------    ------------

Expenses
  General and Administrative ..............        218,253         264,024         505,330         536,240
  Research and Development ................         56,594             557         241,384          49,071
                                              ------------    ------------    ------------    ------------

     Total Expenses .......................        274,847         264,581         746,714         585,311
                                              ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest Income .........................            128              31           1,055              31
  Interest Expense ........................           (111)           (538)           (775)         (5,204)
  Capital Gain on Sale of Investment ......           --              --             1,234            --
                                              ------------    ------------    ------------    ------------

    Total Other Income (Expense) ..........             17            (507)          1,514          (5,173)
                                              ------------    ------------    ------------    ------------

Loss Before Taxes and Extraordinary Item ..       (274,830)       (265,088)       (516,200)       (590,484)

Income Taxes ..............................           --              --              --              --
Extraordinary Item - Litigation Settlement        (100,000)           --          (100,000)           --
                                              ------------    ------------    ------------    ------------

Net Loss After Taxes and Extraordinary Item   $   (374,830)   $   (265,088)   $   (616,200)   $   (590,484)
                                              ============    ============    ============    ============

Weighted Average Shares Outstanding .......     10,244,671       9,687,775      10,109,945       9,390,179
                                              ============    ============    ============    ============

Loss Per Common Share
Loss per Share Before Extraordinary Item ..   $       (.03)   $       (.03)   $       (.05)   $       (.06)

Extraordinary Item ........................   $       (.01)   $       --      $       (.01)   $       --
                                              ------------    ------------    ------------    ------------
Net Loss Per Share- Basic and Diluted .....   $       (.04)   $       (.03)   $       (.06)   $       (.06)
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


Factors That May Affect Future Results

Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

Year 2000 Date Conversion

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do incorporate such date coding but the Company believes all of its product systems are Year 2000 compliant. The Company has also undertaken efforts to address the Year 2000 issue in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers.

The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company is analyzing all of its accounting and financial software to ensure no interruption in the Company's financial systems. The Company is analyzing all other IT and non-IT systems to determine if any other modification or upgrades are necessary to be Year 2000 compliant. The Company believes it will be Year 2000 compliant. The amount charged to expense during the three and nine months ended September 30, 1998, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

The Company is also evaluating and taking steps to resolve Year 2000 compliance issues that may be created by suppliers and financial institutions with whom the Company does business. The Company is examining third party suppliers and may send out confirmation letters of Year 2000 compliance if the Company determines such action is necessary. In the event the Company determines that any third party presents a risk arising from failure to be Year 2000 compliant, then the Company will seek to replace such third party. The Company cannot, however, guarantee that the systems of other entities will be converted on a timely basis. Failure of such third party entities to be Year 2000 compliant may cause interruptions in the Company's operations.

The foregoing statements are based upon management's current assumptions.



                           PART II - OTHER INFORMATION


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





DATE:       February 8, 1999



By:  /s/
Paul G. Begum
Chief Executive officer & Director
(Principal financial and Accounting Officer)