Form 10KSB
period 1998-12-31
KLEVER MARKETING INC
filed 1999-03-31
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For Fiscal Year Ended: December 31, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 19
                                                          Exhibit Index Page: 17

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.       $ 229,000
                                                                    ----------

     As of March 26, 1999, there were 10,670,602 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $14,406,169 computed at the average bid and asked price as of March 26, 1999.


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

                                                          TABLE OF CONTENTS


Item Number and Caption                                                     Page
PART I

Item 1      Description of Business .......................................    4

Item 2      Description of Property .......................................    4

Item 3      Legal Proceedings .............................................    5

Item 4      Submission of Matters to a Vote of Security Holders ...........    5


PART II

Item 5      Market for Common Equity and Related Stockholder Matters ......    7

Item 6      Management's Discussion and Analysis or Plan of Operations ....    9

Item 7      Financial Statements ..........................................   12

Item 8      Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                               12

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  13

Item 10     Executive Compensation ........................................   14

Item 11     Security Ownership of Certain Beneficial Owners and Management    15

Item 12     Certain Relationships and Related Transactions ................   17

Item 13     Exhibits and Reports on Form 8-K ..............................   17

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

History

     The company began as a part of Information Resources, Inc. ("IRI") in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990. At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993. The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company was in the development stage during the period from July 5, 1996 to June 30, 1998.


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

                            ITEM 3 LEGAL PROCEEDINGS



NONE


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     The annual Shareholder's meeting was held November 13, 1998. The matters submitted to a vote of shareholders and the results of the vote are as follows:

1.         Election of Directors.

     The following directors were elected, by majority vote, to serve on the board:

Director's Name       Votes             Office            Term Expires

Paul G. Begum         for 8,357,931     CEO               Next annual shareholder meeting
                      against 1
                      abstain 833

William Bailey        for 8,337,925     Director          Next annual shareholder meeting
                      against 20,007
                      abstain 833

Peter D. Olsen        for 8,357,932     Chairman          Next annual shareholder meeting
                      against 1                          (Deceased)
                      abstain 833

Gerard C. Coelsch     for 8,357,932     President/COO     Next annual shareholder meeting
                      against 1
                      abstain 833


2.         1998 Stock Incentive Plan.

     On November 13, 1998, the shareholders approved, by a majority vote of 8,301,854 to 28,886, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants.

                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


     The stock is traded OTCBB with the trading symbol KLMK.

     The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                     1997:                             High               Low
First Quarter                                        $   0.01          $   0.01
Second Quarter                                       $   2.50          $   2.25
Third Quarter                                        $   3.75          $   3.00
Fourth Quarter                                       $   3.50          $   3.00

                     1998:
First Quarter                                        $   3.63          $   2.38
Second Quarter                                       $   3.50          $   2.38
Third Quarter                                        $   3.38          $   1.75
Fourth Quarter                                       $   2.88          $   1.56


     The number of shareholders of record of the Company's common stock as of March 26, 1999 was 803.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

     The Company sold 666,998 shares of common stock during 1998. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:


                                                            Common Stock
                                                      Shares             Amount
January 1998 shares issued to
   individuals for cash at
$1.50 per share                                       86,666            $114,999

January 1998 shares issued for
   1,500 shares of Avtel stock at
   $3.00 per share                                           4,125        12,375
January 1998 shares issued to
   companies for services at
   $2.82 - $7.80 per share                                   2,930        13,878
February 1998 shares issued to
   company for research and
   development contract                                     46,366             0
February 1998 shares issued to
   individual for cash at
   $2.50 per share                                         100,000       250,000
April 1998 shares issued to
   employee for compensation at
   $2.63 per share                                           1,426         3,750
April 1998 shares issued to
   company for legal services at
   $3.00 per share                                           1,620         4,860
June 1998 to individual for
   consulting services at
   $2.79 per share                                           3,763        10,500
July 1998 shares issued to officer
   for patent purchase at
   $2.94 per share                                         175,000       513,813
July 1998 shares issued for accounts
   receivable at $1.50 per share                            25,000        37,500
July 1998 shares issued to employee
   for compensation at
   $3.06 per share                                           1,225         3,748
July 1998 shares issued to individuals
   for cash at $2.50-$3.00 per share                        33,000        90,000
September 1998 shares issued to
   company for accounts receivable                          86,937       137,265
September 1998 for shares issued to
   individuals for cash at
   $2.00 - $2.25 per share                                  30,900        62,650
September 1998 shares issued to
   individual for consulting services
   at $3.00 per share                                        3,818        11,454
September 1998 shares issued to
   individuals for accounts receivable
   at $2.00 per share                                        7,500        15,000

October 1998 shares issued to
   individuals for cash at
   $2.00 per share                                        1,000            2,000
October 1998 shares issued to
   employees for accounts
   receivable at $2.12 per share                         10,000           21,200
October 1998 shares issued to
   company for legal services at
   $2.00 per share                                        1,517            3,035
December 1998 shares issued to
   individuals for cash at
   $2.25 per share                                       42,493           95,609
December 1998 shares issued to
   employee for compensation at
   $2.19 per share                                        1,712            3,749
                                                     ----------       ----------

Total                                                   666,998       $1,407,385
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

Phase III:           Installation of 115 Stores.

     During 1999 the Company plans to place Klever-Kart(R) units in 115 stores in targeted retail chains. Target stores include major national and regional chains.

Phase IV:            Electronic Coupon Integration.

     Final definition of the Electronic Coupon system is scheduled to begin the fourth quarter of 1999. This process consists of working with retailers and Point-of-Sale transaction processing system manufactures to ensure the appropriate degree of interface and integration necessary to implement the Electronic Coupon system. Because the Klever-Kart(R) system was designed with the eventual implementation of Electronic Coupons in mind, the Company does not expect significant hardware modifications will be necessary. The Electronic Coupon system design and initial manufacture is scheduled for completion during the second quarter of 2000, with a minimum three month in-store test of system operation to take place in the third quarter of 2000.

Phase V:             Future Development.

     The Klever-KardTM frequent shopper program is scheduled for introduction in early 2000. This dynamic micro-marketing capability will be added to the Klever-Kart(R) system, allowing targeted promotions to individual customers according to demographics and personal buying history.

     In order to satisfy its cash requirements, the company will have to raise additional funds through the sale of restricted stock, joint ventures or short term borrowings..

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company was in the development stage until June 30, 1998.

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

     Cash flows. Operating activities used cash of $574,000 and $593,000 for 1998 and 1997, respectively. The decrease in the use of cash is due primarily to a reduction in general and administrative costs.

     Investing activities have used cash of $34,000 and $28,000 for 1998 and 1997, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

     Financing activities provided cash of $643,000 and $602,000 for 1998 and 1997, respectively. Financing activities primarily represent sales of the Company's restricted stock.

Factors That May Affect Future Results - Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involved a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

Year 2000 Date Conversion - In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do incorporate such date coding but the Company believes all of its product systems are Year 2000 compliant. The Company has also undertaken efforts to address the Year 2000 issue in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers.

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

     The Company is also evaluating and taking steps to resolve Year 2000 compliance issues that may be created by suppliers and financial institutions with whom the Company does business. The Company is examining third part suppliers and may send out confirmation letters of Year 2000 compliance if the Company determines such action is necessary. In the event the Company determines that any third party presents a risk arising from failure to be Year 2000 compliant, then the Company will seek to replace such third party. The Company cannot, however, guarantee that the systems of other entities will be converted on a timely basis. Failure of such third party entities to be Year 2000 compliant may cause interruptions in the Company's operations.

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

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name     Age       Office            Term Expires


Paul G. Begum       60        CEO                Next annual shareholder meeting

William Bailey      64        Director           Next annual shareholder meeting

Gerard C. Coelsch   55        President/COO      Next annual shareholder meeting

Michael L Mills     36        Director           Next annual shareholder meeting


     Paul G. Begum, age 60, has been the President/CEO of Klever Marketing, Inc. for the past five years through the merger date, and is now the CEO of the Company after the merger. Mr. Begum was also the President/CEO of Hi, Tiger International from February 14, 1995 through October 1996, and the President of Tree of Stars, Inc., a private company, PSF, Inc., a private company, and Maktoob Inc., a private company, for all of the past five years to the present

     William Bailey, age 64, has been a Director of Klever Marketing, Inc. for the past five years through the merger date, and is now a Director of the Company after the merger. Mr. Bailey has also been the President/CEO of Mount Olympus Water, a private company, during all of the past five years to present.

     Gerard C, Coelsch, age 55, began as President/COO, Director of Klever Marketing, Inc. in July, 1998. Mr. Coelsch was the President/COO of National Xpress Systems, Inc for four years prior to July 1998.

     Michael L. Mills, age 36, has been a Director of Klever Marketing, Inc. since November 1998. For the past five years prior to November 1998, Mr. Mills was President/COO of Olson Farms, a private company. On November 1998, Mr. Mills became Chairman/CEO of Olson Farms.

                         ITEM 10 EXECUTIVE COMPENSATION


Summary Compensation

     The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the individuals who were chief executive officer and chief operations officer at any time during the last fiscal year.


                                                                                             Long Term Compensation
                                              Annual Compensation                       Awards                       Payouts
            (a)              (b)          (c)          (d)         (e)            (f)             (g)          (h)           (i)
           ----              ---          ---          ---         ---            ---             ---          ---           ---
                                                                  Other                       Securities
                             Year                                Annual       Restricted      Underlying                  All Other
                            Ended                                Compen-         Stock         Options/        LTIP        Compen-
         Name and            Dec.        Salary       Bonus      sation        Award(s)          SAR's       Payouts       sation
         --------            ----        ------       -----      ------        --------          -----       -------       ------
    Principal Position        31         ($)(1)        ($)         ($)            ($)            (no.)         ($)           ($)
    ------------------        --         ------        ---         ---            ---            -----         ---           ---

Paul G. Begum                1998        $77,700        -           -              -               -            -             -
CEO                          1997        $72,000        -           -              -               -            -             -
                             1996        $72,000        -           -              -               -            -             -

Gerard C. Coelsch            1998        $109,000       -           -              -               -            -             -
President/COO

Options/SAR Grants in Last Fiscal Year

     The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year by the chief executive officer and chief operations officer of the Company.

     (a)              (b)             (c)                (d)              (e)
                   Number of       % of Total
                   Securities      Options/SARs
                   Underlying       Granted to
                  Options/SAR's  Employees During  Exercise of Base
     Name          Granted (no.)    Fiscal Year     Price ($/share)  Expiration Date

Paul G. Begum           None            --                --                     --
CEO

Gerard C. Coelsch    400,000            90%             $3.12           July 6, 2003
President/COO

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the chief executive officer and the chief operations officer of the Company and the fiscal year end valued of unexercised options and SARs.

    (a)                  (b)                   (c)                (d)                (e)
                                                               Number of
                                                               Securities     Value of Unexercised
                                                               Underlying         In-the-Money
                                                               Unexercised     Options/SARs at FY
                                                              Options/SARs at       End ($)
                                                               FY End (no.)
                    Shares Acquired                            Exercisable/        Exercisable/
    Name            On Exercise (no.)    Value Realized ($)    Unexercised         Unexercised

Paul G. Begum              --                    --               613,564         $ 1,457,000(1)
CEO

Gerard C. Coelsch          --                    --               400,000         $   950,000(1)
President/COO

(1)        Based on recent sales of the company's stock at $2.375 per share.

Executive Compensation and Benefits

     The Company provides to all of its full time employees, including executive officers and directors, health insurance and miscellaneous other benefits.

     On July 7, 1992, the board of directors approved a resolution that the Company will obtain an automobile for Paul G. Begum once the Company has received $2,000,000 in financing from investors introduced to the company by Mr. Begum, the Company will incur monthly lease/payment costs of approximately $500 for an automobile for Mr. Begum. On May 20, 1998 the Company leased an automobile for Mr. Begum at $621 per month. In addition PSF, Inc. (As Mr. Begum's assign) will receive cash of $50,000 in consideration for the assignment of the electronic coupon patent. In 1998 the Company paid $10,000 towards the electronic coupon patent.


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 10,670,602 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of March 26 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                         # of
Name and Address                   Nature of             Shares
of Beneficial Owners               Ownership             Owned          Percent
Directors

Principal Shareholders

Tree of Stars, Inc.                Direct                2,582,058       25.42%

Peter D. Olson, Trust              Direct(1)             1,529,897       15.06%
                                   Options                 265,813        2.62%
                                                        ----------       -----
                                        Total            1,795,710       17.68%
                                                         =========       =====

C. Terry Warner                    Direct                1,007,051       09.91%

Directors and Executive Officers

Paul G. Begum                      Direct(2)             2,673,892       26.33%
                                   Options(2)              613,564        6.04%
                                                        ----------       -----
                                        Total            3,287,456       32.37%
                                                        ==========       =====

William Bailey                     Direct(3)               215,822        2.12%
                                   Options                  33,979         .33%
                                                        ----------       -----
                                        Total              249,801        2.46%
                                                        ==========       ======

Gerard C. Coelsch                  Options                 400,000        3.94%
                                                        ==========       =====

Michael L. Mills                   Direct                   98,182         .97%
                                                        ==========       =====


All Executive Officers and
Directors as a Group (3
persons)                           Direct                2,987,896       29.42%
                                   Options               1,047,543       10.31%
                                                         ---------       -----
                                        Total            4,035,440       39.73%
                                                         =========       =====

(1) The Olson Trust ownership includes 749,765 shares held by Olson Farms, Inc., a family owned corporation, and 150,000 shares held by the Olson Foundaton.

(2) Mr. Begum's ownership includes 2,582,058 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder, and 60,000 shares held by PSF, Inc., a private company, of which Mr. Begum is President and principal shareholder.

(3)        Mr. Bailey's  ownership  includes  20,285  shares  held by William C.
           Bailey Family Partnership.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During 1998 and 1997 various officers and directors have loaned the Company $347,100 and $56,500, respectively. The notes are payable within one year plus interest at 10% and 12% per annum. During 1998 and 1997 principle payments of $12,500 and $21,738 were paid toward these loans. The balance due as of December 31, 1998 is $291,250.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a)     The following documents are filed as part of this report.

1.     Financial Statements                                                 Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Balance Sheets
  December 31, 1998, and 1997................................................F-2

Statements of Loss
  For the Years Ended December 31, 1998, and 1997............................F-4

Statement of Stockholders' Equity
  For the Years Ended December 31, 1998, and 1997............................F-5

Statements of Cash Flows
  For the Years Ended December 31, 1998, and 1997...........................F-10

Notes to Financial Statements
  December 31, 1998 and 1997................................................F-14

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


3.     Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number           Title of Document

3.01     Articles of Incorporation of Klever Marketing, Inc. a Delaware
         Corporation(1)

3.02     Bylaws(1)

10.01    Employment Agreement for Gerard C. Coelsch

23.01    Consent of Accountants(1)

           (1) Incorporated by Reference

     (b) No reports on Form 8-K were filed.

                                   SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             KLEVER MARKETING, INC.


Dated: March 31, 1999                         By  /S/     Paul G. Begum
                                              ----------------------------------
                                              Paul G. Begum
                                              C.E.O., Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31th day of March 1999.

Signatures                                    Title

/S/     Paul G. Begum
Paul G. Begum                                 C.E.O., Director
                                              (Principal Executive, Financial
                                               and Accounting Officer)

/S/     William C. Bailey
William C. Bailey                             Director


/S/     Michael L. Mills
Michael L. Mills                              Director


/S/     Gerard C. Coelsch
Gerard C. Coelsch                             President, C.O.O., Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Klever Marketing, Inc.
Salt Lake City, Utah

     We have audited the accompanying balance sheets of Klever Marketing, Inc. (formerly a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc., (formerly a development stage company), as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.


                                             Respectfully submitted,



                                             /s/ Robison, Hill & Co
                                             Certified Public Accountants
Salt Lake City, Utah
March 15, 1999

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET


                                                            DECEMBER 31,
                                                   ----------------------------
ASSETS                                                 1998             1997
------                                             -----------      -----------
Current Assets
  Cash .......................................     $    45,371      $    10,536
 Shareholder Receivables .....................         136,821           27,200
                                                   -----------      -----------

     Total Current Assets ....................         182,192           37,736
                                                   -----------      -----------
Fixed Assets
  Equipment ..................................          64,269           57,549
  Leasehold Improvements .....................           2,550             --
  Less Accumulated Depreciation ..............         (47,301)         (38,469)
                                                   -----------      -----------

     Net Fixed Assets ........................          19,518           19,080
                                                   -----------      -----------

Other Assets
  Patents ....................................       2,198,110        1,646,097
  Organization Costs .........................         152,662          152,662
  Less Accumulated Amortization ..............      (1,210,906)      (1,004,422)
                                                   -----------      -----------

     Net Other Assets ........................       1,139,866          794,337
                                                   -----------      -----------

     Total Assets ............................     $ 1,341,576      $   851,153
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ....................     $   613,080      $    97,467
 Accrued Liabilities .........................          65,058           34,822
 Related Party Payables ......................         347,100           15,031
  Lease Obligation ...........................            --                862
                                                   -----------      -----------

     Total Current Liabilities ...............       1,025,238          148,182
                                                   -----------      -----------

Other Liabilities
  Deferred Income ............................            --            229,000
                                                   -----------      -----------

     Total Liabilities .......................       1,025,238          377,182
                                                   -----------      -----------

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)



                                                            DECEMBER 31,
                                                     --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998          1997
------------------------------------                 -----------   ------------
(Continued)

Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized ..................
    -0- issued and outstanding ...................   $      --      $      --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized .................
    10,394,819 shares issued and
    outstanding December 31, 1998
    and 9,795,314 shares issued and
    outstanding December 31, 1997 ................       103,948         97,953
 Common Stock to be issued .......................         4,589          4,903

 Paid in Capital in Excess of Par
    Value ........................................     6,625,919      5,292,308
 Retained Deficit ................................    (6,418,119)    (4,921,193)
                                                     -----------    -----------

     Total Stockholders' Equity ..................       316,337        473,971
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity ..   $ 1,341,576    $   851,153
                                                     ===========    ===========













   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                                STATEMENT OF LOSS





                                                       For the Year Ended
                                                          December 31,
                                                     1998              1997
                                                 ------------      ------------
Revenue ....................................     $    229,000      $       --
                                                 ------------      ------------

Expenses
  General and administrative ...............          866,106           433,220
  Research and development .................          854,786           317,403
                                                 ------------      ------------

     Total Expenses ........................        1,720,892           750,623
                                                 ------------      ------------

Other income (expense)
  Interest income ..........................            1,182                76
  Interest expense .........................           (7,350)           (5,351)
  Sale of assets ...........................             --                 404
  Capital gain on sale of investment .......            1,234              --
                                                 ------------      ------------

     Total Other Income (Expense) ..........           (4,934)           (4,871)
                                                 ------------      ------------

Income (Loss) Before Taxes .................       (1,496,826)         (755,494)

Income Taxes ...............................              100               100
                                                 ------------      ------------

Net Income (Loss) After Taxes ..............     $ (1,496,926)     $   (755,594)
                                                 ============      ============

Weighted Average Shares
  Outstanding ..............................       10,156,672         9,446,981
                                                 ============      ============

Loss Per Share .............................     $       (.15)     $       (.08)
                                                 ============      ============







   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      Paid in
                                                                              Common Stock           Capital in
                            Preferred Stock       Common Stock                to be issued            Excess of      Retained
                            Shares   Amount    Shares        Amount        Shares         Amount      Par Value       Deficit
                            ------ --------   ---------   -----------    ----------    -----------    -----------   ------------
Balance at
December 31, 1996 .........   -   $  --       8,884,613   $    88,846       771,673    $     7,716    $ 4,658,555   $(4,165,599)

January 1997 shares
issued to individuals
for cash at par ...........   -      --               1          --            --             --             --            --

January 1997 shares
issued to an officer
as payment on Loan
at $1.82 per share ........   -      --           6,000            60          --             --           10,843          --

February 1997 shares
issued to officers
for Electronic Coupon
Patent ....................   -      --         260,813         2,608      (225,000)        (2,250)         1,892          --

February 1997 shares
issued to individuals
for cash at $1.00 -
1.25 per share ............   -      --          58,979           590       (28,229)          (282)        37,941          --

February 1997 shares
issued to officers
for payment on Loan
at $0.08 per share ........   -      --         190,000         1,900          --             --           12,350          --

April 1997 shares
issued to individuals
for cash at $3.00 per
share .....................   -      --          20,795           208        (5,000)           (50)        44,842          --

May 1997 shares issued
to an individual and an
officer for cash at
$1.75-$3.00 per share .....   -      --          64,375           644          --             --          118,263          --

May 1997 shares issued
to individuals for
services at $2.59 per
share .....................   -      --             732             7          --             --            1,888          --

June 1997 shares issued
to individuals for cash
at $1.75 - 3.00 per share .   -      --          15,000           150        10,000            100         70,000          --

July 1997 shares issued
to employees and
individuals for cash and
receivables at $1.75 - 2.00   -      --          58,286           583       (10,000)          (100)        85,267          --

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                      Paid in
                                                                              Common Stock           Capital in
                            Preferred Stock       Common Stock                to be issued            Excess of      Retained
                            Shares   Amount    Shares        Amount        Shares         Amount      Par Value       Deficit
                            ------ --------   ---------   -----------    ----------    -----------    -----------   ------------
August 1997 shares issued
to individuals for cash at
$2.75 - $3.00 per share .....    -   $  --        10,000   $     100            --      $      --     $    27,900   $      --

October 1997 shares issued
to an individual for cash at
$3.00 per share .............    -      --         4,000          40            --             --          11,960          --

October 1997 shares issued
to VideOcart creditors
see Note 8) .................    -      --        97,610         976         (97,610)         (976)          --            --

November 1997 shares issued
to individuals for services
for $0.95 per share .........    -      --         1,666          17            --             --           1,558          --

December 1997 shares issued
to individual for cash at
$1.50 - $2.00 per share .....    -      --        55,000         550         28,084            281        139,070          --

December 1997 shares issued
to officers for loan payment
$0.86 - $1.02 per share .....    -      --        53,444         534            --             --          51,094          --

December 1997 shares issued
to a company for services at
$0.50 per share .............    -      --         8,000          80            --             --           3,945          --

December 1997 shares issued
to a company for research and
development at par ..........    -      --          --          --            46,364           464            --           --

December 1997 shares issued
to Employee for compensation
at $2.50 per share ..........    -      --         6,000          60            --             --          14,940          --

Net Loss ....................    -      --          --          --              --             --             --      (755,594)
                            ------  -------  ----------    ----------     ---------    ----------     -----------    -----------



                                      F-6

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                      Paid in
                                                                              Common Stock           Capital in
                            Preferred Stock       Common Stock                to be issued            Excess of      Retained
                            Shares   Amount    Shares        Amount        Shares         Amount      Par Value       Deficit
                            ------ --------   ---------   -----------    ----------    -----------    -----------   ------------
Balance at
December 31, 1997 ......   --    $  --       9,795,314   $    97,953       490,282    $     4,903    $ 5,292,308    $(4,921,193)

January 1998 shares
issued to individuals
for cash at $1.50 per
share ..................   --       --          86,666           867       (10,000)          (100)       114,232           --

January 1998 shares
issued for 1,500 shares
of Avtel stock at $3.00
per share ..............   --       --           4,125            41          --             --           12,334           --

January 1998 shares
issued to companies
for services at $2.82
- $7.80 per share ......   --       --           2,930            29          --             --           13,848           --

February 1998 shares
issued to company for
research and development
contract ...............   --       --          46,366           464       (46,364)          (464)          --             --

February 1998 shares
issued to individual
for cash at $2.50 per
share ..................   --       --         100,000         1,000          --             --          249,000           --

April 1998 shares
issued to employee
for compensation at
$2.63 per share ........   --       --           1,426            14          --             --            3,736           --

April 1998 shares
issued to company for
legal services at
$3.00 per share ........   --       --           1,620            16          --             --            4,844           --

June 1998 to
individual for
consulting services
at $2.79 per share .....   --       --           3,763            38          --             --           10,462           --

June 1998 reduction
of stock price on
employee's stock .......   --       --            --            --            --             --           (1,250)          --


                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                      Paid in
                                                                              Common Stock           Capital in
                            Preferred Stock       Common Stock                to be issued            Excess of      Retained
                            Shares   Amount    Shares        Amount        Shares         Amount      Par Value       Deficit
                            ------ --------   ---------   -----------    ----------    -----------    -----------   ------------
July 1998 shares
issued to officer
for patent purchase at
$2.94 per share ...........   --   $  --        150,000   $     1,500        25,000    $       250    $   512,313   $      --

July 1998 shares
issued for accounts
receivable at $1.50
per share .................   --      --         25,000           250          --             --           37,250          --

July 1998 shares
issued to employee
for compensation at
$3.06 per share ...........   --      --          1,225            12          --             --            3,736          --

July 1998 shares
issued to individuals
for cash at $2.50-$3.00
per share .................   --      --         33,000           330          --             --           89,670          --

September 1998 shares
issued to company for
accounts receivable .......   --      --         86,937           870          --             --          136,396          --

September 1998 shares
issued to individuals
for cash at $2.00
- $2.25 per share .........   --      --         30,900           309          --             --           62,341          --

September 1998 shares
issued to individual
for consulting services
at $3.00 per share ........   --      --          3,818            38          --             --           11,416          --

September 1998 shares
issued to individuals
for accounts receivable
at $2.00 per share ........   --      --          7,500            75          --             --           14,925          --

October 1998 shares
issued to individuals
for cash at $2.00 per
share .....................   --      --          1,000            10          --             --            1,990          --

October 1998 shares
issued to employees
for accounts receivable
at $2.12 per share ........   --      --         10,000           100          --             --           21,100          --



                                              KLEVER MARKETING, INC.
                                      (Formerly a Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Continued)

                                                                                                      Paid in
                                                                              Common Stock           Capital in
                            Preferred Stock       Common Stock                to be issued            Excess of      Retained
                            Shares   Amount    Shares        Amount        Shares         Amount      Par Value       Deficit
                            ------ --------   ---------   -----------    ----------    -----------    -----------   ------------
October 1998 shares
issued to company
for legal services
at $2.00 per share .........   --  $   --         1,517    $       15          --      $     --       $     3,020    $      --

December 1998 shares
returned at $1.58
per share ..................   --      --       (42,493)         (425)         --            --           (66,667)          --

December 1998 shares
issued to individuals
for cash at $2.25 per
share ......................   --      --        42,493           425          --            --            95,183           --

December 1998 shares
issued to employee
for compensation at
$2.19 per share ............   --      --         1,712            17          --            --             3,732           --

Net Loss ...................   --      --          --            --            --            --              --       (1,496,926)
                            ------  -------  ----------    ----------     ---------    ----------     -----------    -----------

Balance at December 31, 1998   --  $   --    10,394,819    $  103,948       458,918    $    4,589     $ 6,625,919    $(6,418,119)
                            ======  =======  ==========    ==========     =========    ==========     ===========    ===========



                             KLEVER MARKETING, INC.
                     (Formerly A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                         For the Year ended
                                                            December 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .........................................   $(1,496,926)   $  (755,594)
                                                     -----------    -----------

Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:

    Non cash general and administrative ..........        48,529          7,495

    Compensation expense from stock options ......        11,247         15,000

     Stock issued for interest expense ...........          --            3,885

    Increase (decrease) in accounts payable ......       515,613         (4,132)

    Increase (decrease) in accrued liabilities ...        30,237            622

    Increase (decrease) in related party payables        332,069        (35,135)

    Deferred income ..............................      (229,000)          --

     Gain on sale of stock investment ............        (1,234)          --

    Depreciation and amortization ................       215,317        175,024
                                                     -----------    -----------

Net Adjustment ...................................       936,104        162,759
                                                     -----------    -----------

Net Cash Used in Operating Activities ............      (574,148)      (592,835)
                                                     ===========    ===========

                             KLEVER MARKETING, INC.
                     (Formerly A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                           For the Year ended
                                                              December 31,
                                                         ----------------------
                                                            1998          1997
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/Sale of equipment, net ...................   $  (9,270)   $  (5,287)
Acquisition of patents ...............................     (37,952)     (22,711)
Acquisition/Sale of stock investment, net ............      13,609         --
                                                         ---------    ---------

Net Cash Used by Investing Activities ................     (33,613)     (27,998)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From capital stock issued ...................     655,958      570,772
Proceeds from loans ..................................        --         56,500
Principle payments on lease obligations ..............        (862)      (3,617)
Cash payments on notes payable .......................     (12,500)     (21,738)
                                                         ---------    ---------

Net Cash Provided by Financing Activities ............     642,596      601,917
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents .      34,835      (18,916)

Cash and Cash Equivalents at Beginning of the Year ...   $  10,536    $  29,452
                                                         ---------    ---------

Cash and Cash Equivalents at End of the Year .........   $  45,371    $  10,536
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest .............................................   $   7,350    $   5,351
Income Taxes .........................................   $     100    $     100

                             KLEVER MARKETING, INC.
                     (Formerly A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 15, 1997 the Company issued 6,000 shares in exchange for payment on a loan payable of $10,930.

On February 26, 1997 the Company issued 190,000 shares in exchange for payment on a loan payable of $14,250.

On May 27, 1997 the Company issued 732 shares for legal services of $1,895.

On July 9, 1997 the Company issued 15,000 shares for notes receivable of $27,500.

On October 30, 1997 the Company issued 97,610 shares to VideOcart creditors, (see note 7)

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

On January 28, 1998 the Company issued 4,125 shares of stock in exchange for 1,500 shares of Avtel stock.

On January 28, 1998 the Company issued 2,930 shares of stock in exchange for legal and consulting services of $13,878.

On February 23, 1998 the Company issued 46,366 shares of stock as final payment on a contract.

On April 1, 1998 the Company issued 1,426 shares of stock for employee compensation of $3,750.

On April 30, 1998 the Company issued 1,620 shares of stock for legal services of $4,860.

On June 3, 1998 the Company issued 3,763 shares of stock for consulting services of $10,500.

                             KLEVER MARKETING, INC.
                     (Formerly A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On July 1, 1998 the Company issued 150,000 shares of stock and 25,000 shares of stock to be issued for patent of $514,063.

On July 1, 1998 the Company issued 25,000 shares of stock for an accounts receivable of $37,500.

On July 7, 1998 the Company issued 1,225 shares of stock for employee compensation of $3,748.

On September 17, 1998 the Company issued 86,937 shares of stock for accounts receivable of $137,265.

On September 18, 1998 the Company issued 3,818 shares of stock for consulting services of $11,454.

On September 28, 1998 the Company issued 7,500 shares of stock for accounts receivable of $15,000.

On October 28, 1998 the Company issued 10,000 shares of stock for accounts receivable from employees of $21,200.

On October 22, 1998 the Company issued 1,517 shares of stock for legal services of $3,035.

On December 3, 1998 20,271 shares of stock were returned to the Company.

On December 8, 1998 22,222 shares of stock were returned to the Company.

On December 16, 1998 1,712 shares of stock were issued for employee compensation of $3,749.









   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the Development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The company was in the development stage until June 30, 1998.

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

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):

Reclassifications

     Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                       Per-Share
                                                Loss         Shares      Amount

                                            For the year ended December 31, 1997

Basic Earnings per Share
Income available to common shareholders ....  $(755,594)    9,446,981   $  (.08)
                                              =========     =========   =======


                                            For the year ended December 31, 1998

Basic Earnings per Share
Income available to common shareholders ... $(1,496,926)   10,156,672   $  (.15)
                                            ===========    ==========   =======



     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended December 31, 1998 and 1997 are not presented as it would be anti-dilutive.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):

Fixed Assets

     Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

         Computer equipment                          3 years
         Office furniture and fixtures               5-10 years
         Leasehold Improvements                      40 years

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

Intangibles

     Intangibles associated with certain technology agreements are amortized over 10-14 years.

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $6,500,000 expiring in years 2007 through 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 3 - LEASE COMMITMENT

     The Company's lease commitments for office space with Tree of Stars, Inc./P.D.O. consist of two leases with payments of $26,743 and $10,496 per year. Both lease commitments expired December 31, 1998.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 4 - RESEARCH AND DEVELOPMENT

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

     During the years ended December 31, 1998 and 1997, the Company expended $854,786 and $317,403, respectively for research and development of the technology involved with its patents.

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

     On February 13, 1998 the Company entered into a settlement agreement with WWC (formerly Electronic Technology Corp.) pursuant to which the company paid $30,000 and issued 46,364 shares of common stock to WWC in satisfaction of any and all claims in connection with the September 26, 1994 contract. The agreement also provides for 10,000 shares of WWC restricted common stock in exchange for a promissory note in the amount of $97,093.

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 5- RELATED PARTY TRANSACTIONS

     During 1998, and 1997 various shareholders have loaned the Company $347,100, and $56,500, respectively. The notes are payable within one year plus interest at 10% and 12% per annum. During 1998 and 1997 principle payments of $12,500 and $21,738 were paid toward these loans. The balance due as of December 31, 1998 is $291,250.

NOTE 6- STOCK OPTIONS

     The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options have been granted under the Plan. Compensation expense charged to operations in 1998 is $11,247. The following is a summary of transactions:

                                                        Shares Under Option
                                                             December 31,
                                                         1998            1997
                                                       ---------      ---------

Outstanding, beginning of year                         1,172,355      1,328,500
Granted during the year                                  542,500        140,500
Canceled during the year                                 (29,500)       (59,000)
Exercised during the year                                (10,000)      (365,000)
Adjustment for stock split                                     -        127,355
                                                       ---------      ---------

Outstanding, end of year (at prices
ranging from $.86 to $3.12 per share)                  1,675,355      1,172,355
                                                       =========      =========

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.12 per share)                  1,400,355      1,172,355
                                                       =========      =========

                             KLEVER MARKETING, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 7 - CONTINGENCIES

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

     On February 25, 1997 Mr. Begum and Mr. Geiger received 200,000 and 25,000 respectively. On December 22, 1997 pursuant to the merger, Mr. Begum and Mr. Geiger received an additional 31,834 and 3,979 shares respectively. As of December 31, 1998 the Company owes Mr. Begum and Mr. Geiger $40,000 and $8,000, respectively.