Form 10KSB/A
period 1998-12-31
KLEVER MARKETING INC
filed 1999-04-23
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

1.         Election of Directors.

     The following directors were elected, by majority vote, to serve on the board:

Director's Name       Votes             Office            Term Expires

Paul G. Begum         for 8,357,931     CEO               Next annual shareholder meeting
                      against 1
                      abstain 833


William Bailey        for 8,357,932     Director          Next annual shareholder meeting
                      against 1
                      abstain 833

Peter D. Olsen        for 8,337,925     Chairman          Next annual shareholder meeting
                      against 20,007                      (Deceased)
                      abstain 833


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

                             KLEVER MARKETING, INC.


Dated: April 23, 1999                         By  /S/     Paul G. Begum
                                              ----------------------------------
                                              Paul G. Begum
                                              C.E.O., Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23th day of April 1999.

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