Form 10QSB
period 1999-03-31
KLEVER MARKETING INC
filed 1999-05-04
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      March 31, 1999
                                            ---------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 1999 10,688,647

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS


                                                   (Unaudited)
                                                     March 31,      December 31,
                                                   -----------      -----------
ASSETS                                                 1999            1998
------                                             -----------      -----------
Current Assets
  Cash .......................................     $     7,932      $    45,371
  Shareholder Receivables ....................          67,076          136,821
                                                   -----------      -----------

     Total Current Assets ....................          75,008          182,192
                                                   -----------      -----------
Fixed Assets
  Equipment ..................................          70,794           64,269
  Leasehold Improvements .....................           5,715            2,550
  Less Accumulated Depreciation ..............         (49,281)         (47,301)
                                                   -----------      -----------
     Net Fixed Assets ........................          27,228           19,518
                                                   -----------      -----------
Other Assets
  Patents ....................................       2,199,182        2,198,110
  Organization Costs .........................         152,662          152,662
  Less Accumulated Amortization ..............      (1,262,553)      (1,210,906)
                                                   -----------      -----------

     Net Other Assets ........................       1,089,291        1,139,866
                                                   -----------      -----------

     Total Assets ............................     $ 1,191,527      $ 1,341,576
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ....................     $   277,833      $   613,081
  Accrued Liabilities ........................          51,937           65,058
  Related Party Payables .....................         228,100          347,100
                                                   -----------      -----------

     Total Current Liabilities ...............         557,870        1,025,239
                                                   -----------      -----------

     Total Liabilities .......................         557,870        1,025,239
                                                   -----------      -----------

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                    (Unaudited)
                                                      March 31,    December 31,
                                                     -----------   ------------
                                                         1999           1998
                                                     -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)
Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized ..................
    -0- issued and outstanding ...................   $      --      $      --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized .................
    10,688,647 shares issued and out-
    standing March 31, 1999 and
    10,394,819 Shares issued and out-
    standing December 31, 1998 ...................       106,886        103,948
  Common Stock to be issued ......................         4,589          4,589
  Paid in Capital in Excess of Par
    Value ........................................     7,285,915      6,625,919
  Retained Deficit ...............................    (6,763,733)    (6,418,119)
                                                     -----------    -----------

     Total Stockholders' Equity ..................       633,657        316,337
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity ..   $ 1,191,527    $ 1,341,576
                                                     ===========    ===========



















   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                 ------------------------------
                                                     1999             1998
                                                 ------------     -------------

Revenue ....................................     $       --        $       --
                                                 ------------      ------------

Expenses
  General and Administrative ...............          232,565           127,337
  Research and Development .................          106,590           120,783
                                                 ------------      ------------

     Total Expenses ........................          339,155           248,120
                                                 ------------      ------------

Other Income (Expense)
  Interest Income ..........................              481              --
  Interest Expense .........................           (6,941)              (16)
  Capital Gain on Sale of Investment .......             --                (194)
                                                 ------------      ------------

    Total Other Income (Expense) ...........           (6,460)             (210)
                                                 ------------      ------------

Loss Before Taxes ..........................         (345,615)         (248,330)

Income Taxes ...............................             --                --
                                                 ------------      ------------

Net Loss After Taxes .......................     $   (345,615)     $   (248,330)
                                                 ============      ============

Weighted Average Shares Outstanding ........       10,562,946         9,937,682
                                                 ============      ============

Net Loss Per Share .........................     $       (.03)     $       (.03)
                                                 ============      ============














   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)





                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .............................................   $(345,615)   $(248,330)
                                                         ---------    ---------

Adjustments used to reconcile
 net loss to net cash provided
 by (used in) operating activities:

    Non cash general and administrative ..............       3,108       21,338
    (Increase) decrease in shareholder receivable ....      69,744         (166)
    Increase (decrease) in accounts payable ..........    (335,247)     (55,185)
    Increase (decrease) in accrued liabilities .......     (13,121)         353
    Increase (decrease) in related party payables ....    (119,000)      53,354
    Loss on Sale of Stock Investment .................        --            194
    Depreciation and Amortization ....................      53,628       43,991
                                                         ---------    ---------

Net Adjustment .......................................    (340,888)      63,879
                                                         ---------    ---------

Net cash used in operating activities ................   $(686,503)   $(184,451)
                                                         ---------    ---------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)




                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          1999          1998
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/sale of equipment, net ...............     $  (9,690)     $  (3,006)
Acquisition/sale of stock investments, net .......          --            3,931
Acquisition of patents ...........................        (1,072)       (21,772)
                                                       ---------      ---------

Net cash used by investing activities ............       (10,762)       (20,847)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock Issued ...............       659,826        365,449
Principle Payments on  Lease Obligations .........          --             (644)
                                                       ---------      ---------

Net Cash Provided by Financing  Activities .......       659,826        364,805
                                                       ---------      ---------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ...............................       (37,439)       159,507
Cash and Cash Equivalents at
  Beginning of the Year ..........................        45,371         10,536
                                                       ---------      ---------
Cash and Cash Equivalents at
  End of the Year ................................     $   7,932      $ 170,043
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest .........................................     $   6,941      $      16
Income Taxes .....................................          --             --












   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

Cash flows. Operating activities used cash of $687,000 and $184,000 for the three months ended March 31, 1999 and 1998, respectively.

Investing activities have used cash of $11,000 and $21,000 for the three months ended March 31, 1999 and 1998, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $660,000 and $365,000 for the three months ended March 31, 1999 and 1998, respectively. Financing activities primarily represent sales of the Company's common stock.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities

The Company sold 338,272 shares of common stock during the three months ended March 31, 1999. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:


                                                              Common Stock
                                                      -------------------------
                                                        Shares          Amount
                                                      ---------        --------
January 1999 shares issued to
   individuals for cash at
   $2.00 - $2.25 per share ...................          119,444        $249,999
January 1999 shares issued to
   employee for compensation at
   $2.34 per share ...........................            1,328           3,108
February 1999 shares issued to
   individuals for cash at
   $2.00 - $2.25 per share ...................          217,500         480,000
                                                      ---------        --------

                         Total ...............          338,272        $733,107
                                                      =========        ========

These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

       None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:       May 3, 1999
     ----------------------


By:  /s/ Paul G. Begum
     ----------------------
Paul G. Begum
Chief Executive officer & Director
(Principal financial and Accounting Officer)