Form 10QSB
period 1999-06-30
KLEVER MARKETING INC
filed 1999-08-09
CIK 866439

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           June 30, 1999
                                            -----------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 1999 10,944,792

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS


                                                 (Unaudited)
                                                   June 30,         December 31,
                                                 -----------        -----------
ASSETS                                               1999               1998
------                                           -----------        -----------
Current Assets
  Cash ...................................       $    15,479        $    45,371
  Shareholder Receivables ................            28,550            136,821
                                                 -----------        -----------

     Total Current Assets ................            44,029            182,192
                                                 -----------        -----------

Fixed Assets
  Equipment ..............................            86,085             64,269
  Leasehold Improvements .................              --                2,550
  Less Accumulated Depreciation ..........           (52,384)           (47,301)
                                                 -----------        -----------

     Net Fixed Assets ....................            33,701             19,518
                                                 -----------        -----------

Other Assets
  Patents ................................         2,201,398          2,198,110
  Less Accumulated Amortization ..........        (1,161,594)        (1,058,244)
                                                 -----------        -----------

     Net Other Assets ....................         1,039,804          1,139,866
                                                 -----------        -----------

     Total Assets ........................       $ 1,117,534        $ 1,341,576
                                                 ===========        ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                     (Unaudited)
                                                       June 30,    December 31,
                                                     -----------    -----------
                                                         1999          1998
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts Payable, Trade ........................   $   249,417    $   613,081
  Accrued Liabilities ............................        60,281         65,058
  Related Party Payables .........................       271,850        347,100
  Lease Obligation ...............................        13,716           --
                                                     -----------    -----------

     Total Current Liabilities ...................       595,264      1,025,239
                                                     -----------    -----------

     Total Liabilities ...........................       595,264      1,025,239
                                                     -----------    -----------

Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized ..................
    -0- issued and outstanding ...................   $      --      $      --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized .................
    10,944,792 shares issued and out-
    standing June 30, 1999 and
    10,394,819 Shares issued and out-
    standing December 31, 1998 ...................       109,448        103,948
  Common Stock to be issued ......................         4,589          4,589
  Paid in Capital in Excess of Par
    Value ........................................     7,540,127      6,625,919
  Retained Deficit ...............................    (7,131,894)    (6,418,119)
                                                     -----------    -----------

     Total Stockholders' Equity ..................       522,270        316,337
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity ..   $ 1,117,534    $ 1,341,576
                                                     ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   For the Three Months           For the Six Months
                                      Ended June 30,                 Ended June 30,
                               ----------------------------    ----------------------------
                                   1999            1998            1999            1998
                               ------------    ------------    ------------    ------------

Revenue ....................   $       --      $    229,000    $       --      $    229,000
                               ------------    ------------    ------------    ------------

Expenses
  General and Administrative        248,255         159,740         480,820         287,077
  Research and Development .        111,894          64,007         218,484         184,790
                               ------------    ------------    ------------    ------------

     Total Expenses ........        360,149         223,747         699,304         471,867
                               ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest Income ..........             58             926             539             926
  Interest Expense .........         (8,069)           (647)        (15,010)           (663)
  Sale of Investments ......           --             1,428            --             1,234
                               ------------    ------------    ------------    ------------

    Total Other Expense ....         (8,011)          1,707         (14,471)          1,497
                               ------------    ------------    ------------    ------------

Loss Before Taxes ..........       (368,160)          6,960        (713,775)       (241,370)

Income Taxes ...............           --              --              --              --
                               ------------    ------------    ------------    ------------

Net Loss After Taxes .......   $   (368,160)   $      6,960    $   (713,775)   $   (241,370)
                               ============    ============    ============    ============

Weighted Average Shares
Outstanding ................     10,671,294      10,039,029      10,725,557      10,037,221
                               ============    ============    ============    ============

Net Loss Per Share .........   $      (0.03)   $       --      $      (0.07)   $      (0.02)
                               ============    ============    ============    ============










   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        For the Six Months
                                                           Ended June 30,
                                                     --------------------------
                                                        1999            1998
                                                     ---------        ---------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss .....................................       $(713,775)       $(241,370)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

Non cash general and
   administrative ............................           6,218           32,988
(Increase) decrease in:
    shareholder receivable ...................         108,271           17,600
Increase (decrease) in:
   accounts payable ..........................        (363,664)         (33,070)
   accrued liabilities .......................          (4,778)             325
   deferred income ...........................            --           (229,000)
   lease obligation ..........................          15,404             --
   related party payables ....................         (75,250)          42,902
Sale of Investments ..........................            --             (1,234)
Depreciation and Amortization ................         110,984           88,105
                                                     ---------        ---------

Net cash used in operating
   activities ................................       $(916,590)       $(322,754)
                                                     ---------        ---------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisition of equipment .....................       $ (21,816)       $  (3,006)
Sale of  investments .........................            --             13,609
Acquisition of patents .......................          (3,288)         (22,982)
                                                     ---------        ---------

Net cash used by investing
   activities ................................         (25,104)         (12,379)
                                                     ---------        ---------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)


                                                        For the Six Months
                                                           Ended June 30,
                                                     --------------------------
                                                        1999            1998
                                                     ---------        ---------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds From Capital Stock ..................         913,490          365,449
Principle Payments on  Lease
   Obligations ...............................          (1,688)            (862)
                                                     ---------        ---------

Net Cash Provided by
   Financing  Activities .....................         911,802          364,587
                                                     ---------        ---------

Net Increase (Decrease) in
   Cash  and Cash Equivalents ................         (29,892)          29,454
Cash and Cash Equivalents at
   Beginning of the Period ...................          45,371           10,536
                                                     ---------        ---------
Cash and Cash Equivalents at
   End of the Period .........................       $  15,479        $  39,990
                                                     =========        =========

SUPPLEMENTAL
DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest .....................................       $   7,052        $     663
Income Taxes .................................       $     100             --












   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED June 30, 1999
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Plan of Operations - The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate develop, manufacture and market electronic in-store advertising, directory and electronic coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process, Klever-Kart(R), which it has acquired. The commercialization process is divided into five phases as follows:

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

Phase III:           Installation of Stores.

During 1999 the Company plans to place Klever-Kart(R) units in stores in targeted retail chains. Target stores include major national and regional chains.

Phase IV:            Electronic Coupon Integration.

Definition of the Electronic Coupon system is scheduled to commence during fourth quarter 1999. This process consists of working with retailers and
Point-of-Sale transaction processing system manufacturers to ensure the appropriate degree of interface and integration necessary to implement the Electronic Coupon system. Because the Klever-Kart(R) system was designed with the eventual implementation of Electronic Coupons in mind, the Company does not expect significant hardware modifications will be necessary. The Electronic Coupon system design and initial manufacture is scheduled for completion during the year 2000, including a minimum three month in-store test of system operation.

Phase V:             Future Development.

The Klever-KardTM frequent shopper program is scheduled for introduction in 2000. This dynamic micro-marketing capability will be added to the Klever-Kart(R) system, allowing targeted promotions to individual customers according to demographics and personal buying history.

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

Cash flows. Operating activities used cash of $917,000 and $323,000 for the six months ended June 30, 1999 and 1998, respectively.

Investing activities have used cash of $25,000 and $12,000 for the six months ended June 30, 1999 and 1998, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $912,000 and $365,000 for the six months ended June 30, 1999 and 1998, respectively. Financing activities primarily represent sales of the Company's common stock.

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

The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company is analyzing all of its accounting and financial software to ensure no interruption in the Company's financial systems. The Company is analyzing all other IT and non-IT systems to determine if any other modification or upgrades are necessary to be Year 2000 compliant. The Company believes it will be Year 2000 compliant. The amount charged to expense during the three months ended June 30, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities

The Company sold 274,190 shares of common stock during the three months ended June 30, 1999 to individuals and an employee for $1.95 to $2.50 per share. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933

Item 3.  Defaults Upon Senior Securities

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



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:       August 9, 1999



By:  /s/ Paul G. Begum
Paul G. Begum
Chief Executive officer & Director
(Principal financial and Accounting Officer)