Form 10QSB
period 1999-09-30
KLEVER MARKETING INC
filed 1999-11-12
CIK 866439

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 1999 11,115,121

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS

                                                 (Unaudited)
                                                September 30,       December 31,
                                                 -----------        -----------
ASSETS                                              1999               1998
------
                                                 -----------        -----------
Current Assets
  Cash ...................................       $    44,362        $    45,371
  Shareholder Receivables ................            28,250            136,821
                                                 -----------        -----------

     Total Current Assets ................            72,612            182,192
                                                 -----------        -----------

Fixed Assets
  Equipment ..............................           160,649             64,269
  Leasehold Improvements .................              --                2,550
  Less Accumulated Depreciation ..........           (53,613)           (47,301)
                                                 -----------        -----------

     Net Fixed Assets ....................           107,036             19,518
                                                 -----------        -----------

Other Assets
  Patents ................................         2,210,729          2,198,110
  Less Accumulated Amortization ..........        (1,213,470)        (1,058,244)
                                                 -----------        -----------

     Net Other Assets ....................           997,259          1,139,866
                                                 -----------        -----------

     Total Assets ........................       $ 1,176,907        $ 1,341,576
                                                 ===========        ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                     -----------    -----------
                                                         1999           1998
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ........................   $   247,094    $   613,081
  Accrued Liabilities ............................        69,361         65,058
  Related Party Payables .........................       239,250        347,100
  Lease Obligation ...............................        11,102           --
                                                     -----------    -----------

     Total Current Liabilities ...................       566,807      1,025,239
                                                     -----------    -----------

     Total Liabilities ...........................       566,807      1,025,239
                                                     -----------    -----------

Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized ..................
    -0- issued and outstanding ...................   $      --      $      --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized .................
    11,115,121 shares issued and out-
    standing September 30, 1999 and
    10,394,819 Shares issued and out-
    standing December 31, 1998 ...................       111,151        103,948
  Common Stock to be issued ......................         4,589          4,589
  Paid in Capital in Excess of Par
    Value ........................................     7,937,352      6,625,919
  Retained Deficit ...............................    (7,442,992)    (6,418,119)
                                                     -----------    -----------

     Total Stockholders' Equity ..................       610,100        316,337
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity ..   $ 1,176,907    $ 1,341,576
                                                     ===========    ===========










   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months           For the Nine Months
                                               Ended September 30,            Ended September 30,
                                         ----------------------------    ----------------------------
                                             1999            1998             1999           1998
                                         ------------    ------------    ------------    ------------

Revenue ..............................   $       --      $       --      $       --      $    229,000
                                         ------------    ------------    ------------    ------------

Expenses
  General and Administrative .........         99,800         218,253         580,620         505,330
  Research and Development ...........        205,636          56,594         424,120         241,384
                                         ------------    ------------    ------------    ------------

     Total Expenses ..................        305,436         274,847       1,004,740         746,714
                                         ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest Income ....................            472             128           1,011           1,055
  Interest Expense ...................         (6,135)           (111)        (21,145)           (775)
  Sale of Investments ................           --              --              --             1,234
                                         ------------    ------------    ------------    ------------

    Total Other Expense ..............         (5,663)             17         (20,134)          1,514
                                         ------------    ------------    ------------    ------------

Loss Before Taxes and Extraordinary
Item .................................       (311,099)       (274,830)     (1,024,874)       (516,200)

Income Taxes .........................           --              --              --              --
Extraordinary Item - Litigation
Settlement ...........................       (100,000)           --          (100,000)
                                         ------------    ------------    ------------    ------------

Net Loss After Taxes and
Extraordinary Item ...................              $               $    $ (1,024,874)   $   (616,200)
                                                                             (311,099)       (374,830)
                                         ============    ============    ============    ============

Weighted Average Shares Outstanding
                                           11,060,826      10,244,671      10,922,645      10,109,945
                                         ============    ============    ============    ============

Loss per Common Share ................   $       (.03)   $       (.03)   $       (.09)   $       (.05)
Loss per Share Before Extraordinary
Item .................................                                   $       (.01)   $       (.01)
                                         ------------    ------------    ------------    ------------
Net Loss Per Share - Basic and Diluted
                                         $       (.03)   $       (.04)   $       (.09)   $       (.06)
                                         ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        For the Nine Months
                                                        Ended September 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .....................................     $(1,024,874)     $  (616,200)

Adjustments used to reconcile
  net loss to net cash provided
  by (used in) operating activities:

Non cash general and
   administrative ............................          11,788           48,190
(Increase) decrease in:
    shareholder receivable ...................         108,571           18,477
    prepaid expense ..........................          (6,205)
Increase (decrease) in:
   accounts payable ..........................        (365,987)          (7,519)
   accrued liabilities .......................           4,302            3,511
   deferred income ...........................            --           (229,000)
   lease obligation ..........................          15,404             --
   related party payables ....................        (107,850)          94,569
Loss on Extraordinary Item ...................         100,000
Sale of Investments ..........................            --             (1,234)
Depreciation and Amortization ................         164,089          132,553
                                                   -----------      -----------

Net cash used in operating
   activities ................................      (1,198,859)        (462,858)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment .....................         (96,379)          (6,720)
Sale of  investments .........................            --             13,609
Acquisition of patents .......................         (12,619)         (31,470)
                                                   -----------      -----------

Net cash used by investing
   activities ................................        (108,998)         (24,581)
                                                   -----------      -----------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)


                                                       For the Nine Months
                                                       Ended September 30,
                                                 ------------------------------
                                                     1999               1998
                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock ..............         1,306,848            518,249
Principle Payments on  Lease
   Obligations ...........................            (4,302)              (862)
                                                 -----------        -----------

Net Cash Provided by
   Financing  Activities .................         1,306,848            517,387
                                                 -----------        -----------

Net Increase (Decrease) in
   Cash  and Cash Equivalents ............            (1,009)            29,948
Cash and Cash Equivalents at
   Beginning of the Period ...............            45,371             10,536
                                                 -----------        -----------
Cash and Cash Equivalents at
   End of the Period .....................       $    44,362        $    40,484
                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest .................................       $     1,716        $       775
Income Taxes .............................       $       100        $      --











   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED September, 1999
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Plan of Operations - The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate develop, manufacture and market electronic in-store advertising, directory and electronic coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented system, Klever-Kart(R).
The commercialization process is divided into five phases as follows:

Phase I:          System Development and Product Movement Test.

The product movement test was completed during third quarter 1997. The test took place in a Smith's Food and Drug store located in Salt Lake City, Utah. Information Resources, Inc., an independent company, audited the results of the test which concluded an average 46.8% incremental product movement.

Phase II:         Cost Reduction & Enhancement.

In January 1998, the Company commenced development of the Phase II functional specification that encompassed cost reductions and system enhancements. Improvements on the Klever-Kart(R) system included: a significantly smaller and more sleek design in the appearance and size of the display unit; smaller trigger units with improved sensitivity, more durable plastics, and improved sound fidelity. Upon completion of the Phase II functional specification, the Company began phase II engineering design and development. In September 1999, the Company began parts procurement and other manufacturing processes.

Phase III:        Installation of Stores.

In  December   1999,  the  Company  plans  to  commence   installation   of  the
Klever-Kart(R) units in Ralph's Grocery Company stores in Southern California.

Phase IV:         Electronic Coupon Integration.

Definition of the Electronic Coupon system is scheduled to commence during fourth quarter 1999. This process consists of working with retailers and point-of-sale transaction processing system manufacturers to ensure the appropriate degree of interface and integration necessary to implement the Electronic Coupon system. Because the Klever-Kart(R) system was designed with the eventual implementation of Electronic Coupons in mind, the Company does not expect significant hardware modifications will be necessary. The Electronic Coupon system design and initial manufacture is scheduled for completion during the year 2000, followed by a minimum three month in-store test of system operation.

Phase V: Future Development.

The Klever-KardTM frequent shopper program enhancement is scheduled for introduction in 2000. This dynamic micro-marketing capability will be added to the Klever-Kart(R) system, allowing targeted promotions to individual customers according to demographics and personal buying history.

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

Cash flows. Operating activities used cash of $1,199,000 and $ 463,000 for the six months ended September 30, 1999 and 1998, respectively.

Investing activities have used cash of $ 109,000 and $ 25,000 for the six months ended September 30, 1999 and 1998, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $ 1,307,000 and $517,000 for the six months ended September 30, 1999 and 1998, respectively. Financing activities primarily represent sales of the Company's common stock.

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

The Company has undertaken efforts to address the Year 2000 issue, which include the following:

     * Awareness - Creating and maintaining awareness of the Company's year 2000 effort at all levels of the organization.
     * Assessment - Determining which computers, operating systems, applications and facilities need to be upgraded, repaired or replaced and prioritizing remediation efforts.
     * Remediation - After assessment has been completed, any mission critical item not Year 2000 compliant will seek a Year 2000 remedy.
     *    Validation - The testing of our mission-critical systems.
     *    Implementation - All remediated fixes put into operation.
     * Contingency Plan - Where remediation is not possible, a plan of action to lessen and/or prevent the possible affects of year 2000 problems.

Awareness & Assessment: The Company's Awareness and Assessment phase, with respect to Year 2000 issues pertaining to current Critical Third Party Vendors, IT and Non-IT systems, was completed June 30, 1999. Awareness and Assessment continues with respect to any prospective purchase of IT and Non-IT Systems, as well as any prospective Critical Third Party Vendor the Company considers utilizing. This Awareness and Assessment phase was conducted as follows:

     * Company Information Technology (IT) Systems: Includes PCs, operating systems and software applications the Company maintains in order to do business.

     * Non-IT Systems: Includes office equipment such as copiers, fax machines, postage meters (i.e. machinery, equipment and devices with "built-in" technology, such as embedded microcontrollers).

     * Critical Third Party Vendors: Vendors considered to be critical to the company's successful implementation of day to day business. Any vendor identified as a Critical Third Party Vendor during the Awareness & Assessment Phase was issued a letter requesting a statement regarding their Year 2000 readiness and/or contingency plans. This letter went out July 1999 and to date 88% of the identified Critical Third Party Vendors have responded and are Year 2000 compliant and/or have contingency plans in place.

Remediation

     * Critical Third Party Vendors: The remaining vendors that have been unresponsive, and/or are not Year 2000 compliant, have been contacted through the Company's follow-up efforts and the Company feels that these efforts will be completed during the first part of the fourth quarter of 1999.

Validation

     * IT & Non-IT Systems: The Company's products do incorporate date coding and the Company believes all of its product systems are Year 2000 compliant. The Company has also completed testing of its IT and Non-IT Systems and believes them to be Year 2000 compliant. Dates tested include: September 9, 1999, December 31, 1999, January 1, 2000 and February 29, 2000.

Implementation & Contingency Plans: In the event the Company determines that any Critical Third Party Vendors presents a risk arising from failure to be Year 2000 compliant, or response/confirmation is not received, then the Company will seek to replace such critical third party vendor, where applicable and possible. The Company cannot, however, guarantee that the systems, or suppliers, of the Critical Third Party Vendors will be converted on a timely basis. Failure of such Critical Third Party Vendors to be Year 2000 compliant may cause interruptions in the Company's operations.

Year 2000 Financial Expenditures: The amount charged to expense during the three months ended September 30, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been, and are not expected to be, material to the Company's financial position, results of operations, or cash flows.

Financial expenditures in regard to Year 2000 problems arising have been recognized as possible, however, it is impossible to extrapolate a figure in this regard. These types of expenditures relate primarily to paying premium prices, or changing suppliers and/or products, in order to obtain components used in the manufacturing of the Company's product, in the event the Company's manufacturing vendor's suppliers experience problems relating to Year 2000 compliance. Additional engineering development costs and delays may also be incurred by the Company, as a result of required component changes. The Company does not anticipate these types of expenditures to be material to the Company's financial position, results of operations, or cash flows.

The foregoing statements are based upon management's current assumptions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities

The Company sold 170,329 shares of common stock during the three months ended September 30, 1999 to individuals and an employee for $ .52 to $3.00 per share. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933

Item 3.  Defaults Upon Senior Securities

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





DATE:       November 12, 1999



By:  /s/ Paul G. Begum
Paul G. Begum
Chief Executive officer & Director
(Principal financial and Accounting Officer)