Form 10KSB
period 1999-12-31
KLEVER MARKETING INC
filed 2000-03-21
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      To
                              ------------------------------------------------


COMMISSION FILE NUMBER     0-18834
                       ---------------

                             KLEVER MARKETING, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                            36-3688583
------------------------------                             ---------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)


            350 WEST 300 SOUTH, SUITE 201, SALT LAKE CITY, UTAH 84101
               (Address of principal executive offices) (zip code)

ISSUER'S TELEPHONE NUMBER                               (801) 322-1221
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          COMMON STOCK PAR VALUE $0.01
                          ----------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 TOTAL PAGES: 15
                                                                            ----
                                                          EXHIBIT INDEX PAGE: 14
                                                                            ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.       $ -0-
                                                                    -----

         As of March 16, 2000, there were 11,985,566 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $29,711,528 computed at the closing price as of March 16, 2000.

                             DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES         ; NO   X
                                                                -------     ----

                                                 TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                    PAGE

PART I

Item 1.   Description of Business                                             4

Item 2.   Description of Property                                             4

Item 3.   Legal Proceedings                                                   5

Item 4.   Submission of Matters to a Vote of Security Holders                 5


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters            5

Item 6.   Management's Discussion and Analysis or Plan of Operations          7

Item 7.   Financial Statements                                                9

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                9

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   9

Item 10.  Executive Compensation                                             10

Item 11.  Security Ownership of Certain Beneficial Owners and Management     12

Item 12.  Certain Relationships and Related Transactions                     13

Item 13.  Exhibits and Reports on Form 8-K                                   14

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

         In January 1998 the parties agreed to modify the June 1, 1994 lease. The Company's lease commitments for office space with Tree of Stars, Inc./P.D.O. consist of two leases with payments of $26,743 and $10,496 per year. Both lease commitments expired December 31, 1998 and have continued on a month to month basis since that time.

                            ITEM 3 LEGAL PROCEEDINGS

         NONE

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during 1999



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

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                 1998:                              High                 Low
First Quarter                             $         3.63      $         2.38
Second Quarter                            $         3.50      $         2.38
Third Quarter                             $         3.38      $         1.75
Fourth Quarter                            $         2.88      $         1.56

                 1999:

First Quarter                             $         2.88      $         1.50
Second Quarter                            $         2.38      $         1.50
Third Quarter                             $         4.44      $         2.00
Fourth Quarter                            $         4.13      $         1.50

         The number of shareholders of record of the Company's common stock as of March 10, 2000 was 820.

         The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

         The Company sold 880,302 shares of common stock during 1999. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933. (See Item &. Financial Statements, Statement of Stockholders' Equity, pages F - 7 through F - 9)

         On February 7, 2000 the Board of Directors authorized and established "Class A Voting Preferred Stock Series 1. " ("Class A Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consist of 1,000,000 shares, 125,000 shares thereof are designated as Series 1 shares.

         Class A Shares are convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment).

         Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

         Class A Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The Holders of Class A Shares shall vote with the holders of Common Stock and not as a separate class.

         Class A Shares carry a liquidation preference of $26 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

         The Class A Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002. The redemption price shall be $26 per share together with accrued but unpaid dividends on such shares, if any.

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

Phase III:        Installation of 115 Stores.

         DURING 2000 THE COMPANY PLANS TO PLACE KLEVER-KART(R) units in 115 stores in targeted retail chains. Target stores include major national and regional chains.

Phase IV:         Electronic Coupon Integration.

         Final definition of the Electronic Coupon system is scheduled to begin the fourth quarter of 2000. This process consists of working with retailers and Point-of-Sale transaction processing system manufactures to ensure the appropriate degree of interface and integration necessary to IMPLEMENT THE ELECTRONIC COUPON SYSTEM. BECAUSE THE KLEVER-KART(R) system was designed with the eventual implementation of Electronic Coupons in mind, the Company does not expect significant hardware modifications will be necessary. The Electronic Coupon system design and initial manufacture is scheduled for completion during the second quarter of 2000, with a minimum three month in-store test of system operation to take place during 2001.

Phase V:          Future Development.

         THE KLEVER-KARDTM frequent shopper program is scheduled for introduction in early 2001. THIS DYNAMIC MICRO-MARKETING CAPABILITY WILL BE ADDED TO THE KLEVER-KART(R) system, allowing targeted promotions to individual customers according to demographics and personal buying history.

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

         Cash flows. Operating activities used cash of $1,176,891 and $574,000 for 1999 and 1998 respectively. The increase in the use of cash is due primarily to an increase in general and administrative costs.

         Investing activities have used cash of $470,530 and $34,000 for 1999 and 1998, respectively. Investing activities primarily represent purchases of phase 2 equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

         Financing activities provided cash of $1,805,282 and $643,000 for 1999 and 1998, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME      AGE      OFFICE            TERM EXPIRES

Paul G. Begum         61      CEO               Next annual shareholder meeting
William Bailey        65      Director          Next annual shareholder meeting
Gerard C. Coelsch     56      President/COO     Until July, 1999
Michael L Mills       37      Director          Next annual shareholder meeting
Abel T. Porter        41      Director          Next annual shareholder meeting

         Paul G. Begum, age 61, has been the President/CEO of Klever Marketing, Inc. for the past five years through the merger date, and is now the CEO of the Company after the merger. Mr. Begum was also the President/CEO of Hi, Tiger International from February 14, 1995 through October 1996, and the President of Tree of Stars, Inc., a private company, PSF, Inc., a private company, and Maktoob Inc., a private company, for all of the past five years to the present

         William Bailey, age 65, has been a Director of Klever Marketing, Inc. for the past five years through the merger date, and is now a Director of the Company after the merger. Mr. Bailey has also been the President/CEO of Mount Olympus Water, a private company, during all of the past five years to present.

         Michael L. Mills, age 37, has been a Director of Klever Marketing, Inc. since November 1998. For the past five years prior to November 1998, Mr. Mills was President/COO of Olson Farms, a private company. On November 1998, Mr. Mills became Chairman/CEO of Olson Farms.

         Abel T. Porter, age 41, has served on the board since September 1999. Mr. Porter has held many executive positions including Senior Vice President of Operations, Vice President of Sales and Merchandising, District Manager and Store Director in both the Intermountain and Southwest regions.

                         ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation

         The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the individuals who were chief executive officer and chief operations officer at any time during the last fiscal year.

                                                                              LONG TERM COMPENSATION

                                      ANNUAL COMPENSATION                  AWARDS                   PAYOUTS

          (A)            (B)        (C)        (D)       (E)         (F)           (G)         (H)        (I)
         ----            ---        ---        ---       ---         ---           ---         ---        ---
                                                        OTHER                   SECURITIES

                        YEAR                           ANNUAL     RESTRICTED    UNDERLYING             ALL OTHER
                        ----                           ------     ----------    ----------             ---------
                        ENDED                          COMPEN-      STOCK        OPTIONS/     LTIP      COMPEN-
                        -----                          -------      -----        --------     ----      -------
       NAME AND         DEC.      SALARY      BONUS    SATION      AWARD(S)       SAR'S      PAYOUTS     SATION
       --------         ----      ------      -----    ------      --------       -----      -------     ------
  PRINCIPAL POSITION     31       ($)(1)       ($)       ($)         ($)          (NO.)        ($)        ($)
  ------------------     --       ------       ---       ---         ---          -----        ---        ---

-------------------------------------------------------------------------------------------------------------------
PAUL G. BEGUM           1999   $      77,700        -          -             -             -        -             -
CEO                     1998   $      77,700        -          -             -             -        -             -
                        1997   $      72,000        -          -             -             -        -             -
                                                    -          -             -             -        -             -




GERARD C. COELSCH       1999   $     126,661        -          -             -             -        -             -

Former President/COO    1998   $     109,000        -          -             -             -        -             -

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


    (a)                   (b)                   (c)                   (d)                     (e)
                        NUMBER OF            % OF TOTAL
                       SECURITIES            OPTIONS/SARS
                       UNDERLYING             GRANTED TO
                      OPTIONS/SAR'S        EMPLOYEES DURING      EXERCISE OF BASE
    NAME              GRANTED (NO.)          FISCAL YEAR         PRICE ($/SHARE)         EXPIRATION DATE
---------------------------------------------------------------------------------------------------------


Paul G. Begum              237,000               18%                   $2.75            August 2, 2004
CEO

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

      (a)                      (b)                  (c)                  (d)                 (e)
                                                                      Number of
                                                                     Securities     Value of Unexercised
                                                                     Underlying         In-the-Money
                                                                     Unexercised     Options/SARs at FY
                                                                    Options/SARs at        End ($)
                                                                      FY End (no.)
                        Shares Acquired                               Exercisable/       Exercisable/
     Name               On Exercise (no.)     Value Realized ($)      Unexercised        Unexercised


Paul G. Begum                    --                  --                850,564          $ 2,976,974(1)
CEO

Gerard C. Coelsch                --                  --                200,000          $   700,000(1)
Former President/COO


(1) Based on the closing price of the Company's stock on March 16, 2000 at $3.50 per share.

Executive Compensation and Benefits

         The Company provides to all of its full time employees, including executive officers and directors, health insurance and miscellaneous other benefits.

         On July 7, 1992, the board of directors approved a resolution that the Company will obtain an automobile for Paul G. Begum once the Company has received $2,000,000 in financing from investors introduced to the company by Mr. Begum, the Company will incur monthly lease/payment costs of approximately $500 for an automobile for Mr. Begum. On May 20, 1998 the Company leased an automobile for Mr. Begum at $621 per month. In addition PSF, Inc. (As Mr. Begum's assign) will receive cash of $50,000 in consideration for the assignment of the electronic coupon patent. In 1999 the Company paid $35,500 towards the electronic coupon patent. In 1998 the Company paid $10,000 towards the electronic coupon patent.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 11,985,566 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of March 10, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                      # OF
NAME AND ADDRESS                    NATURE OF         SHARES
OF BENEFICIAL OWNERS                OWNERSHIP         OWNED             PERCENT
DIRECTORS

PRINCIPAL SHAREHOLDERS

Tree of Stars, Inc.                 Direct            2,542,967          21.21%

PSF                                 Direct              639,585           5.34%

Peter D. Olson, Trust               Direct(1)         2,006,627          16.74%

C. Terry Warner                     Direct            1,062,111           8.86%

DIRECTORS AND EXECUTIVE OFFICERS

Paul G. Begum                       Direct(2)         3,314,386          27.65%
                                    OPTIONS(2)          270,979           2.26%
                                                     ----------         ------
                                        TOTAL         3,585,365          29.91%
                                                     ==========         ======

William Bailey                      Direct               43,193            .36%
                                    OPTIONS              36,786            .31%
                                                     ----------         ------
                                        TOTAL            79,979           2.46%
                                                     ==========         ======

Michael L. Mills                    Direct              113,979            .95%
                                    OPTIONS              12,000            .10%
                                                     ----------         ------
                                        TOTAL           125,979           1.05%
                                                     ----------         ======

Abel T. Porter                      Direct               25,000            .21%


ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (3

PERSONS)                            Direct            3,496,558          29.17%
                                    OPTIONS             319,765           2.67%
                                                     ----------         ------
                                        TOTAL         3,816,323          31.84%
                                                     ==========         ======

(1) The Olson Trust ownership includes 759,765 shares held by Olson Farms, 28,979 shares held by the Mills Family Trust, 452,132 shares held in care of Linda Olson, 20,000 shares held by the Olson Family Trust, 150,000 shares held by the Olson Foundation, 311,834 shares held by the Peter D. Olson Trust, 168,000 shares held by the Estate of Peter D. Olson, 115,917 shares held by Peter D. Olson IRA.

(2) Mr. Begum's ownership includes 2,542,967 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder, 639,0585 shares held by PSF, Inc., a private company, of which Mr. Begum is President and principal shareholder, and 100,000 shares held by the Reed H. Bradford Center for Christian Living, a 509(a)(1) publicly supported organization.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998 various officers and directors loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 1998 principle payments of $155,850 and $12,500 were paid toward these loans. The balance due as of December 31, 1999 is $191,250.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this report.

1.     FINANCIAL STATEMENTS                                                PAGE
                                                                           ----

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1
Balance Sheets
  December 31, 1999, and 1998...............................................F-2
Statements of Loss
  For the Years Ended December 31, 1999, and 1998...........................F-3
Statement of Stockholders' Equity
  For the Years Ended December 31, 1999, and 1998...........................F-4
Statements of Cash Flows
  For the Years Ended December 31, 1999, and 1998..........................F-10
Notes to Financial Statements
  December 31, 1999 and 1998...............................................F-12

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

3.02     BYLAWS(1)

10.01    EMPLOYMENT AGREEMENT FOR GERARD C. COELSCH(1)

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

                                                KLEVER MARKETING, INC.

DATED: MARCH 21, 2000                           BY  /S/     PAUL G. BEGUM
                                                -------------------------
                                                Paul G. Begum
                                                C.E.O., Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of March 2000.

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


/S/     ABEL T. PORTER
Abel T. Porter                                  Director

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Klever Marketing, Inc.
Salt Lake City, Utah

         We have audited the accompanying balance sheets of Klever Marketing, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                   Respectfully submitted,


                                                    /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
February 26, 2000

                             KLEVER MARKETING, INC.
                                  BALANCE SHEET

                                                                       DECEMBER 31,
                                                                -------------------------
ASSETS .......................................................     1999          1998
------                                                          -----------   -----------
Current Assets

     Cash ....................................................  $   203,232   $    45,371
     Shareholder Receivables .................................       34,892       136,821
                                                                -----------   -----------
          Total Current Assets ...............................      238,124       182,192
                                                                -----------   -----------
Fixed Assets

     Office Equipment ........................................       77,279        64,269
     Phase 2 Equipment .......................................      445,330         2,550
     Less Accumulated Depreciation ...........................      (56,798)      (47,301)
                                                                -----------   -----------
          Net Fixed Assets ...................................      465,811        19,518
                                                                -----------   -----------
Other Assets

     Patents .................................................    2,212,850     2,198,110
     Less Accumulated Amortization ...........................   (1,266,201)   (1,058,244)
                                                                -----------   -----------
          Net Other Assets ...................................      946,649     1,139,866
                                                                -----------   -----------

          Total Assets .......................................  $ 1,650,584   $ 1,341,576
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities

     Accounts Payable, Trade .................................  $   401,708   $   613,080
     Accrued Liabilities .....................................      458,563        65,058
     Related Party Payables ..................................      191,250       347,100
     Short-term Notes Payable ................................      259,115          --
                                                                -----------   -----------
          Total Current Liabilities ..........................    1,310,636     1,025,238
                                                                -----------   -----------

Stockholders' Equity

     Preferred stock (par value $.01), 2,000,000 shares
          authorized, -0- issued and outstanding .............         --            --
     Common Stock (Par Value $.01), 20,000,000 shares
          authorized. 11,275,121 shares issued and outstanding
          December 31, 1999 and 10,394,819 shares issued and
          outstanding December 31, 1998 ......................      112,751       103,948
     Common Stock to be issued ...............................        4,589         4,589
     Paid in Capital in Excess of Par Value ..................    8,375,350     6,625,919
     Retained Deficit ........................................   (8,152,742)   (6,418,119)
                                                                -----------   -----------
          Total Stockholders' Equity .........................      339,948       316,337
                                                                -----------   -----------

          Total Liabilities and Stockholders' Equity .........  $ 1,650,584   $ 1,341,576
                                                                ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                                STATEMENT OF LOSS

                                                       For the Year Ended
                                                           December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------

Revenue ......................................    $       --       $    229,000
                                                  ------------     ------------

Expenses

  General and administrative .................       1,015,700          866,106
  Research and development ...................         689,558          854,786
                                                  ------------     ------------

     Total Expenses ..........................       1,705,258        1,720,892
                                                  ------------     ------------

Other income (expense)
  Interest income ............................           1,276            1,182
  Interest expense ...........................         (30,541)          (7,350)
  Capital gain on sale of investment .........            --              1,234
                                                  ------------     ------------

     Total Other Income (Expense) ............         (29,265)          (4,934)
                                                  ------------     ------------

Income (Loss) Before Taxes ...................      (1,734,523)      (1,496,826)

Income Taxes .................................             100              100
                                                  ------------     ------------

Net Income (Loss) After Taxes ................    $ (1,734,623)    $ (1,496,926)
                                                  ============     ============

Weighted Average Shares

  Outstanding ................................      11,361,021       10,156,672
                                                  ============     ============

Loss Per Share ...............................    $      (0.15)    $      (0.15)
                                                  ============     ============









   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            Paid in
                                                                                    Common Stock           Capital in
                                    Preferred Stock       Common Stock              to be issued            Excess of    Retained
                                     --------------  ------------------------  -------------------------
                                     Shares  Amount     Shares       Amount      Shares         Amount      Par Value     Deficit
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

Balance at January 1, 1998 ........    --    $ --      9,795,314  $    97,953      490,282   $     4,903   $ 5,292,308  $(4,921,193)
January 1998 shares issued to
   individuals for cash at
   $1.50 per share ................    --      --         86,666          867      (10,000)         (100)      114,232         --
January 1998 shares issued for
   1,500 shares of Avtel stock at
   $3.00 per share ................    --      --          4,125           41         --            --          12,334         --
January 1998 shares issued to
   companies for services at
   $2.82 - $7.80 per share ........    --      --          2,930           29         --            --          13,848         --
February 1998 shares issued to
   company for research and
   development contract ...........    --      --         46,366          464      (46,364)         (464)         --           --
February 1998 shares issued to
   individual for cash at
   $2.50 per share ................    --      --        100,000        1,000         --            --         249,000         --
April 1998 shares issued to
   employee for compensation at
   $2.63 per share ................    --      --          1,426           14         --            --           3,736         --
April 1998 shares issued to
   company for legal services at
   $3.00 per share ................    --      --          1,620           16         --            --           4,844         --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                                            Paid in
                                                                                    Common Stock           Capital in
                                    Preferred Stock       Common Stock              to be issued            Excess of    Retained
                                     --------------  ------------------------  -------------------------
                                     Shares  Amount     Shares       Amount      Shares         Amount      Par Value     Deficit
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

June 1998 to individual for
   consulting services at
   $2.79 per share ................    --    $ --          3,763  $        38         --     $      --     $    10,462  $      --
June 1998 reduction of stock price
   on employee's stock ............    --      --           --           --           --            --          (1,250)        --
July 1998 shares issued to officer
   for patent purchase at
   $2.94 per share ................    --      --        150,000        1,500       25,000           250       512,313         --
July 1998 shares issued for
   receivables at $1.50 per share .    --      --         25,000          250         --            --          37,250         --
July 1998 shares issued to
   employee for compensation at
   $3.06 per share ................    --      --          1,225           12         --            --           3,736         --
July 1998 shares issued for
   cash at $2.50-$3.00 per share ..    --      --         33,000          330         --            --          89,670         --
September 1998 shares issued to
   company for accounts receivable     --      --         86,937          870         --            --         136,396         --
September 1998 for shares issued
   for cash at  $2.00 - $2.25 per
   share ..........................    --      --         30,900          309         --            --          62,341         --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                                            Paid in
                                                                                    Common Stock           Capital in
                                    Preferred Stock       Common Stock              to be issued            Excess of    Retained
                                     --------------  ------------------------  -------------------------
                                     Shares  Amount     Shares       Amount      Shares         Amount      Par Value     Deficit
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

September 1998 shares issued to
   individual for consulting services
   at $3.00 per share .............    --    $ --          3,818  $        38         --     $      --     $    11,416  $      --
September 1998 shares issued to
   individuals for accounts receivable
   at $2.00 per share .............    --      --          7,500           75         --            --          14,925         --
October 1998 shares issued to
   individuals for cash at
   $2.00 per share ................    --      --          1,000           10         --            --           1,990         --
October 1998 shares issued to
   employees for accounts
   receivable at $2.12 per share ..    --      --         10,000          100         --            --          21,100         --
October 1998 shares issued to
   company for legal services at
   $2.00 per share ................    --      --          1,517           15         --            --           3,020         --
December 1998 shares returned at
   $1.58 per share ................    --      --        (42,493)        (425)        --            --         (66,667)        --
December 1998 shares issued to
   individuals for cash at
   $2.25 per share ................    --      --         42,493          425         --            --          95,183         --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                                            Paid in
                                                                                    Common Stock           Capital in
                                    Preferred Stock       Common Stock              to be issued            Excess of    Retained
                                     --------------  ------------------------  -------------------------
                                     Shares  Amount     Shares       Amount      Shares         Amount      Par Value     Deficit
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

December 1998 shares issued to
   employee for compensation at
   $2.19 per share ...............    --    $ --          1,712   $        17          --    $      --    $     3,732   $      --

Net Loss .........................    --      --           --            --            --           --           --      (1,496,926)
                                    ------  ------  -----------   -----------   -----------  -----------  -----------   -----------

Balance at December 31, 1998 .....    --      --     10,394,819       103,948       458,918        4,589    6,625,919    (6,418,119)

January 1999 shares returned at
   $.67 to $1.58 per share .......    --      --        (62,489)         (624)         --           --       (107,047)         --
January & February 1999 issued
   shares to individuals for cash at
   $2.00 per share ...............    --      --        112,500         1,125          --           --        223,875          --
January & February 1999 issued
   shares to individuals for cash at
   $2.25 per share ...............    --      --        224,444         2,244          --           --        502,755          --
January 1999 shares issued to
   employee for compensation at
   $2.34 per share ...............    --      --          1,328            13          --           --          3,094          --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                                            Paid in
                                                                                    Common Stock           Capital in
                                    Preferred Stock       Common Stock              to be issued            Excess of    Retained
                                     --------------  ------------------------  -------------------------
                                     Shares  Amount     Shares       Amount      Shares         Amount      Par Value     Deficit
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

April & June 1999  issued shares
   to individuals for cash at
    $2.25 to $2.50 per share ......    --      --         40,689          407         --            --          91,344         --
April 1999 shares issued to
   employee for compensation at
   $1.95 per share ................    --      --          1,667           17         --            --           3,093         --
June 1999 shares issued for
   exercise of option at $.86
   per share ......................    --      --        231,834        2,318         --            --         197,059         --
July 1999 shares issued to
   for cash at $2.25 per share ....    --      --         72,500          725         --            --         162,400         --
July & August 1999 shares issued
   to individuals for cash at $2 50
   per share ......................    --      --         78,500          785         --            --         195,465         --
July 1999 issued shares to
   employee for cash at $1.96
    per share .....................    --      --          1,285           13         --            --           2,506         --
August 1999 issued shares to
   individuals for cash at $3.00 per
   share ..........................    --      --          5,607           56         --            --          16,764         --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                                            Paid in
                                                                                    Common Stock           Capital in
                                    Preferred Stock       Common Stock              to be issued            Excess of    Retained
                                     --------------  ------------------------  -------------------------
                                     Shares  Amount     Shares       Amount      Shares         Amount      Par Value     Deficit
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

September 1999 shares issued to
   an individual exercise of option
   at $.52 per share ..............    --      --          6,437  $        64         --     $      --     $     3,283  $      --
September 1999 shares issued to
   an individual for cash at $2.75
   per share ......................    --      --          6,000           60         --            --          16,440         --
October & November 1999 shares
   issued to individuals for cash at
   $2.75 per share ................    --      --        160,000        1,600         --            --         438,400         --

Net Loss ..........................    --      --           --           --           --            --            --     (1,734,623)
                                     ------  ------  -----------  -----------  -----------   -----------   -----------  -----------

Balance December 31, 1999 .........    --    $ --     11,275,121  $   112,751      458,918   $     4,589   $ 8,375,350  $(8,152,742)
                                     ======  ======  ===========  ===========  ===========   ===========   ===========  ===========







   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                                For the Year ended
                                                                    December 31,
                                                             -------------------------
                                                                 1999          1998
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss ..................................................  $(1,734,623)  $(1,496,926)
Adjustments used to reconcile net loss to net cash provided
   by (used in) operating activities:
     Non cash general and administrative ..................       49,999        48,529
     Compensation expense from stock options ..............        6,218        11,247
     Stock issued for interest expense ....................         --            --
     (Increase) decrease in shareholder receivable ........      101,928          --
     Increase (decrease) in accounts payable ..............     (211,372)      515,613
     Increase (decrease) in accrued liabilities ...........      393,505        30,237
     Increase (decrease) in related party payables ........         --         332,069
     Deferred income ......................................         --        (229,000)
     Gain on sale of stock investment .....................         --          (1,234)
     Depreciation and amortization ........................      217,454       215,317
                                                             -----------   -----------
Net Cash Used in Operating Activities .....................   (1,176,891)     (574,148)
                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/Sale of equipment, net ........................  $  (455,790)  $    (9,270)
Acquisition of patents ....................................      (14,740)      (37,952)
Acquisition/Sale of stock investment, net .................         --          13,609
                                                             -----------   -----------
Net Cash Used by Investing Activities .....................     (470,530)      (33,613)
                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From capital stock issued ........................    1,702,017       655,958
Proceeds from loans .......................................      265,328          --
Principle payments on lease obligations ...................       (6,213)         (862)
Cash payments on notes payable ............................     (155,850)      (12,500)
                                                             -----------   -----------
Net Cash Provided by Financing Activities .................    1,805,282       642,596
                                                             -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents ......      157,861        34,835
Cash and Cash Equivalents at Beginning of the Year ........       45,371        10,536
                                                             -----------   -----------
Cash and Cash Equivalents at End of the Year ..............  $   203,232   $    45,371
                                                             ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:

Interest ..................................................  $     7,119   $     5,351
Income Taxes ..............................................  $       100   $     7,350


                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

o On January 28, 1998 the Company issued 4,125 shares of stock in exchange for 1,500 shares of Avtel stock.
o On January 28, 1998 the Company issued 2,930 shares of stock in exchange for legal and consulting services of $13,878.
o On February 23, 1998 the Company issued 46,366 shares of stock as final payment on a contract.
o On April 1, 1998 the Company issued 1,426 shares of stock for employee compensation of $3,750.
o On April 30, 1998 the Company issued 1,620 shares of stock for legal services of $4,860.
o On June 3, 1998 the Company issued 3,763 shares of stock for consulting services of $10,500.
o On July 1, 1998 the Company issued 150,000 shares of stock and 25,000 shares of stock to be issued for patent of $514,063.
o On July 1, 1998 the Company issued 25,000 shares of stock for an accounts receivable of $37,500.
o On July 7, 1998 the Company issued 1,225 shares of stock for employee compensation of $3,748.
o On September 17, 1998 the Company issued 86,937 shares of stock for accounts receivable of $137,265.
o On September 18, 1998 the Company issued 3,818 shares of stock for consulting services of $11,454.
o On September 28, 1998 the Company issued 7,500 shares of stock for accounts receivable of $15,000.
o On October 28, 1998 the Company issued 10,000 shares of stock for accounts receivable from employees of $21,200.
o On October 22, 1998 the Company issued 1,517 shares of stock for legal services of $3,035.
o On December 3, 1998 20,271 shares of stock were returned to the Company.
o On December 8, 1998 22,222 shares of stock were returned to the Company.
o On December 16, 1998 1,712 shares of stock were issued for employee compensation of $3,749.
o During January 1999, the Company issued 22,222 shares in exchange for accounts payable of $49,999.
o During and February 1999, the Company issued 2,995 shares for employee compensation of $6,218.

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(CONTINUED):
--------------------------------------------------------------------

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  1998  financial statements to conform with the 1999 presentation.

LOSS PER SHARE

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                      Per-Share
                                            LOSS          SHARES        AMOUNT

                                           FOR THE YEAR ENDED DECEMBER 31, 1998

Basic Earnings per Share

Income available to common shareholders  $(1,496,926)   10,156,672  $     (0.15)
                                         ===========   ===========  ===========


                                           FOR THE YEAR ENDED DECEMBER 31, 1999

Basic Earnings per Share

Income available to common shareholders  $(1,734,623)   11,361,021  $     (0.15)
                                         ===========   ===========  ===========


         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended December 31, 1999 and 1998 are not presented as it would be anti-dilutive.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(CONTINUED):
--------------------------------------------------------------------

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

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

INTANGIBLES

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

NOTE 2 - INCOME TAXES

         The Company has accumulated tax losses estimated at $8,000,000 expiring in years 2007 through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 3 - LEASE COMMITMENT

         The Company's lease commitments for office space with Tree of Stars, Inc./P.D.O. consist of two leases with payments of $26,743 and $10,496 per year. Both lease commitments expired December 31, 1998 and have continued on a month to month basis since that time.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

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

         During the years ended December 31, 1999 and 1998, the Company expended $689,558 and $854,786, respectively for research and development of the technology involved with its patents.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

NOTE 5- RELATED PARTY TRANSACTIONS

         During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 1998 principle payments of $155,850 and $12,500 were paid toward these loans. The balance due as of December 31, 1999 is $191,250.

NOTE 6- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options had been granted under the Plan. Compensation expense charged to operations in 1999 and 1998 is $24,010 and $11,247. The following is a summary of transactions:

                                                          Shares Under Option
                                                        -----------------------
                                                              December 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
Outstanding, beginning of year .......................   1,675,355    1,172,355
Granted during the year ..............................   1,284,641      542,500
Canceled during the year .............................        --        (29,500)
Exercised during the year ............................     (61,937)     (10,000)
                                                        ----------   ----------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share) ................   2,898,059    1,675,355
                                                        ==========   ==========

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.61 per share) ................   2,898,059    1,400,355
                                                        ==========   ==========

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

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

         On February 25, 1997 Mr. Begum and Mr. Geiger received 200,000 and 25,000 shares respectively. On December 22, 1997 pursuant to the merger, Mr. Begum and Mr. Geiger received an additional 31,834 and 3,979 shares respectively. As of December 31, 1999 the Company owes Mr. Begum and Mr. Geiger $12,500 and $0, respectively.

NOTE 8 - PREFERRED STOCK

         On February 7, 2000 the Board of Directors authorized and established "Class A Voting Preferred Stock Series 1. " ("Class A Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consist of 1,000,000 shares, 125,000 shares thereof are designated as Series 1 shares.

         Class A Shares are convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment).

         Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Shares dividends shall be adjusted as if a similar split or

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

NOTE 8 - PREFERRED STOCK (CONTINUED)

dividend had occurred with respect to the Class A Shares.

         Class A Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The Holders of Class A Shares shall vote with the holders of Common Stock and not as a separate class.

         Class A Shares carry a liquidation preference of $26 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

           The Class A Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002. The redemption price shall be $26 per share together with accrued but unpaid dividends on such shares, if any.

NOTE 9 - SUBSEQUENT EVENTS

         On January 17, 2000 the former President of the Company used a cashless exercise to receive 74,608 common shares in exchange for options of 125,392 shares.

         On February 17, 2000 the Company sold 2,885 shares of Class A Preferred Stock Series 1 for cash at $26 per share.

         On February 1, 2000 an accrued liability in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares.

         On February 15, 2000 the Company sold 1,346 shares of Class A Preferred Stock Series 1 for cash at $26 per share.

         On February 14, 2000 the Company sold 1,538 shares of Class A Preferred Stock Series 1 for cash at $26 per share.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND1998
                                   (Continued)

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         On February 15, 2000 a short-term note payable in the amount of $250,000 was converted to 9,615 shares of Class A Preferred Stock Series 1 at $26 per share and 100,000 shares of common stock was converted to 10,576 shares of Class A Preferred Stock Series 1 at $26 per share.

         On February 15, 2000 the Company sold 21,285 shares of Class A Preferred Stock Series 1 for cash at $26 per share less commission of $48,038.

         On February 14, 2000 the Company issued 20,000 shares in connection with the exercise of options at $1.5 per share by an investor.

         On February 17, 2000 the Company sold 28,979 shares of restricted common stock for cash at $1.07 per share.

         On February 25, 2000 the Company sold 10,909 shares of restricted common stock for cash at $2.75 per share.