Form 10KSB
period 2000-03-31
KLEVER MARKETING INC
filed 2000-05-15
CIK 866439

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000
                                                ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from        to
                                                       -------  -------
                         Commission file number 0-18834
                                               ---------

                             Klever Marketing, Inc.
                          --------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                              36-3688583
-------------------------------------------------------------------------------
    (State or other jurisdiction                    (IRS Employer
  of incorporation or organization)               Identification No.)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X --- No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2000 11,919,078
                                                    ----------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ---

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


         We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted




                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 12, 2000

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS

                                                   March 31,        December 31,
                                                 ------------       ------------
ASSETS                                               2000               1999
                                                 ------------       ------------
Current Assets
  Cash                                           $    51,640        $   203,232
  Shareholder Receivables                            203,635             34,892
  Prepaid Expenses                                    32,194               --
                                                 ------------       ------------

     Total Current Assets                            287,469            238,124
                                                 ------------       ------------
Fixed Assets
  Office Equipment                                   142,525             77,279
  Phase 2 Equipment                                  815,665            445,330
  Less Accumulated Depreciation                      (60,500)           (56,798)
                                                 ------------       ------------

     Net Fixed Assets                                897,690            465,811
                                                 ------------       ------------
Other Assets
  Patents                                          2,217,767          2,212,850
  Less Accumulated Amortization                   (1,318,313)        (1,266,201)
                                                 ------------       ------------

     Net Other Assets                                899,454            946,649
                                                 ------------       ------------

     Total Assets                                $ 2,084,613        $ 1,650,584
                                                 ============       ============

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS

                                   (Continued)

                                                      March 31,     December 31,
                                                     ------------   ------------
                                                        2000           1999
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                            $   291,494    $   401,708
  Accrued Liabilities                                    464,269        458,563
  Related Party Payables                                 128,750        191,250
  Short-term Notes Payable                                 6,253        259,115
                                                     ------------   ------------

     Total Current Liabilities                           890,766      1,310,636
                                                     ------------   ------------


     Total Liabilities                                   890,766      1,310,636
                                                     ------------   ------------

Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized
    47,245 shares issued and out-
    standing March 31, 2000 and
    -0- issued and outstanding
    December 31, 1999                                $       472    $      --
  Paid in Capital in Excess of Par
    Value                                              1,227,903           --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized
    11,919,078 shares issued and out-
    standing March 31, 2000 and
    11,275,121 Shares issued and out-
    standing December 31, 1999                           119,191        112,751
  Common Stock to be issued                                4,589          4,589
  Paid in Capital in Excess of Par
    Value                                              9,063,692      8,375,350
  Retained Deficit                                    (9,222,000)    (8,152,742)
                                                     ------------   ------------

     Total Stockholders' Equity                        1,193,847        339,948
                                                     ------------   ------------

     Total Liabilities and Stockholders' Equity      $ 2,084,613    $ 1,650,584
                                                     ============   ============

                     See accompanying notes and accountants'
                                    report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS

                                                         For the Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                         2000             1999
                                                      -----------     ----------

Revenue                                              $      --       $      --

                                                      -----------     ----------

Expenses
  General and Administrative                          1,126,679         232,565
  Research and Development                              129,870         106,590
                                                      -----------     ----------

     Total Expenses                                   1,256,549         339,155
                                                      -----------     ----------

Other Income (Expense)
  Interest Income                                           102             481
  Interest Expense                                       (7,134)         (6,941)
  Gain/Loss                                             193,677            --
  Sale of Investments                                      --              --
                                                      ------------    ----------

    Total Other Income (Expense)                        186,645          (6,460)
                                                      ------------    ----------

Loss Before Taxes                                    (1,069,904)       (345,615)

Income Taxes                                               --              --
                                                     -------------    ----------

Net Loss After Taxes                                $(1,069,904)     $ (345,615)
                                                     =============    ==========

Weighted Average Shares Outstanding
                                                        11,667,925    10,562,946
                                                      ============    ==========

Loss per Common Share                               $       (.09)    $     (.03)
                                                      ============    ==========







                     See accompanying notes and accountants'
                                    report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                        For the Three Months
                                                           Ended March 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    ------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                                             $(1,069,904)   $ (345,615)

Adjustments used to reconcile
  net loss to net cash provided
  by  (used  in) operating
  activities:

Non cash general and
   administrative                                        604,189          3,108
(Increase) decrease in:
    shareholder receivable                              (168,743)        69,744
    prepaid expense                                      (32,194)          --
Increase (decrease) in:
   accounts payable                                     (110,214)      (335,247)
   accrued liabilities                                     5,706        (13,121)
   deferred income                                          --             --
   lease obligation                                       (2,862)          --
   related party payables                                (62,500)      (119,000)
Loss on Extraordinary Item                                  --             --
Sale of Investments                                         --             --
Depreciation and Amortization                             56,205         53,628
                                                     -----------    ------------

Net cash used in operating
   activities                                           (780,317)      (686,503)
                                                     ------------   ------------

CASH FLOWS FROM
INVESTING ACTIVITIES:

Acquisition of equipment                                (435,326)        (9,690)
Non cash equipment                                         7,809           --
Acquisition of patents                                    (4,917)        (1,072)
                                                     ------------   ------------

Net cash used by investing
   activities                                           (432,434)       (10,762)
                                                     ------------   ------------

                              KLEVER MARKETING, INC
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                      For the Three Months
                                                         Ended March 31,
                                                   -----------------------------
                                                       2000            1999
                                                   ------------     ------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds From Capital Stock                          1,311,159          659,826
Principle Payments on  Lease
   Obligations                                            --               --
Non Cash Capital Stock                                (250,000)            --
                                                   -------------    ------------
Net Cash Provided by
   Financing  Activities                             1,061,159          659,826
                                                   -------------    ------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                         (151,592)         (37,439)
Cash and Cash Equivalents at
   Beginning of the Period                             203,232           45,371
                                                    ------------     -----------
Cash and Cash Equivalents at
   End of the Period                               $    51,640      $     7,932
                                                    ============     ===========

SUPPLEMENTAL
DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                           $     7,134      $     6,941
Income Taxes                                       $       --       $      --












                     See accompanying notes and accountants'
                                    report.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                      Per-Share
                                              Loss        Shares        Amount

                                       For the three months ended March 31, 2000
                                       -----------------------------------------

Basic Earnings per Share

Income available to common shareholders   $(1,069,904)    11,667,925    $ (0.09)
                                         =============   ============   ========


                                       For the three months ended March 31, 1999
                                       -----------------------------------------

Basic Earnings per Share

Income available to common shareholders   $ (345,615)     10,562,946    $ (0.03)
                                         ============    ===========    ========


         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended March 31, 2000 and 1999 are not presented as it would be anti-dilutive.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


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

         During the three months ended March 31, 2000 and 1999, the Company expended $129,870 and $106,590, respectively for research and development of the technology involved with its patents.

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

         On February 13, 1998 the Company entered into a settlement agreement with WWC (formerly Electronic Technology Corp.) pursuant to which the company paid $30,000 and issued 46,364 shares of common stock to WWC in satisfaction of any and all claims in connection with the September 26,

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 4 - RESEARCH AND DEVELOPMENT (continued):

1994 contract. The agreement also provides for 10,000 shares of WWC restricted common stock in exchange for a promissory note in the amount of $97,093.

         On March 29, 2000 the Company entered into a settlement agreement with WWC pursuant to which WWC is to transfer 7,000 common shares of the Company's stock back to the Company by April 14, 2000 in satisfaction of any and all claims in connection with the Klever Kart project.

NOTE 5- RELATED PARTY TRANSACTIONS

         During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 1998 principle payments of $155,850 and $12,500 were paid toward these loans. During the three months ended March 31, 2000, principal payments of $62,500 were paid towards these loans. The balance due as of March 31, 2000 is $128,750.

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

NOTE 6- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options had been granted under the Plan. Compensation expense charged to operations in 1999 and 1998 is $24,010 and $11,247. Compensation expense charged to operations for the three months ending March 31,2000 is $297,522. The following is a summary of transactions:

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 6- STOCK OPTIONS (continued):

                                                        Shares Under Option
                                                    ----------------------------
                                                    March 31,       December 31,
                                                    ----------------------------
                                                         2000            1999
                                                    --------------   -----------
Outstanding, beginning of year                          2,898,059     1,675,355
Granted during the year                                   272,672     1,284,641
Canceled during the year                                 (125,392)         --
Exercised during the year                                 (74,608)      (61,937)
                                                    --------------   -----------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share)                   2,970,731     2,898,059
                                                    ==============   ===========

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.61 per share)                   2,970,731     2,898,059
                                                    ==============   ===========


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

     On February 25, 1997 Mr. Begum and Mr. Geiger received 200,000 and 25,000 shares respectively. On December 22, 1997 pursuant to the merger, Mr. Begum and Mr. Geiger received an additional 31,834 and 3,979 shares respectively. As of March 31, 2000 the Company has fulfilled its obligation to Mr. Begum and Mr. Geiger, respectively.

NOTE 8 - PREFERRED STOCK

     On February 7, 2000 the Board of Directors authorized and established "Class A Voting

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 8 - PREFERRED STOCK (continued):

Preferred Stock Series 1. " ("Class A Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consist of 1,000,000 shares, 125,000 shares thereof are designated as Series 1 shares.

         Class A Shares are convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment).

         Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Shares dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

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

NOTE 9 - SUBSEQUENT EVENTS

         On April 4, 2000 the Company received a short term loan of $25,000 at 12% interest per

                              KLEVER MARKETING, INC
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 9 - SUBSEQUENT EVENTS (continued):

annum from shareholders.

         On April 7, 2000 the Company sold 40,312 shares of common stock for cash at $2.50 per share.

         On April 17, 2000 the Company received a short term loan of $260,000 at 10% interest per annum from shareholders.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

Liquidity and Capital Resources - The Company requires working capital principally to fund its current research and development and operating expenses for which the Company has relied on short- term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

Cash flows. Operating activities used cash of $ 780,000 and $ 687,000 for the three months ended March 31, 2000 and 1999, respectively.

Investing activities have used cash of $ 432,000 and $ 11,000 for the three months ended March 31,

2000 and 1999, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $ 1,061,000 and $660,000 for the three months ended March 31, 2000 and 1999, respectively. Financing activities primarily represent sales of the Company's common stock.

The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities

The Company sold 743,957 shares of common stock during the three months ended March 31, 2000 to individuals for $ .86 to $3.99 per share. The Company also sold 47,245 shares of preferred stock during the three months ended March 31, 2000 to other companies for $26 per share. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933

Item 3.  Defaults Upon Senior Securities

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

                                               Klever Marketing, Inc.
                                              -----------------------
                                                   (Registrant)





DATE:       May 12, 2000
     -------------------



By:  /s/ Paul G. Begum

Paul G. Begum

Chief Executive officer & Director
(Principal financial and Accounting Officer)