Form 10QSB
period 2000-06-30
KLEVER MARKETING INC
filed 2000-09-06
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2000
                                            ----------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    --------------
                    Commission file number            0-18834
                                            -------------------------------

                             Klever Marketing, Inc.
                ------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

Delaware                                                             36-3688583
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

            350 West 300 South, Suite 201, Salt Lake City, Utah 84101
                    (Address of principal executive offices)

                                 (801) 322-1221
                          ----------------------------
                            Issuer's telephone number


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2000 12,062,348
                                                     ---------------------------

            Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ---

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


     We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                             Respectfully submitted



                             /s/ ROBISON, HILL & CO.
                             Certified Public Accountants

Salt Lake City, Utah
August 10, 2000

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS



                                          June 30,       December 31,
                                          -----------    -----------
ASSETS ................................        2000        1999
                                          -----------    -----------
Current Assets

  Cash ................................   $      (173)   $   203,232
  Shareholder Receivables .............       155,235         34,892
  Prepaid Expenses ....................          --             --
                                          -----------    -----------


     Total Current Assets .............       155,062        238,124
                                          -----------    -----------


Fixed Assets

  Office Equipment ....................       155,082         77,279
  Phase 2 Equipment ...................     1,202,646        445,330
  Less Accumulated Depreciation .......       (66,168)       (56,798)
                                          -----------    -----------


     Net Fixed Assets .................     1,291,560        465,811
                                          -----------    -----------


Other Assets

  Patents .............................     2,221,748      2,212,850
  Less Accumulated Amortization .......    (1,370,525)    (1,266,201)
                                          -----------    -----------


     Net Other Assets .................       851,223        946,649
                                          -----------    -----------


     Total Assets .....................   $ 2,297,845    $ 1,650,584
                                          ===========    ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)



                                                       June 30,       December 31,
                                                       ------------   -----------
                                                            2000          1999
                                                       ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable, Trade .............................$    256,759   $   401,708
  Accrued Liabilities .................................     145,704       458,563
  Related Party Payables ..............................     663,750       191,250
  Short-term Notes Payable ............................      10,881       259,115
                                                       ------------   -----------

     Total Current Liabilities ........................   1,077,094     1,310,636
                                                       ------------   -----------


     Total Liabilities ................................   1,077,094     1,310,636
                                                       ------------   -----------


Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 53,014 shares issued
    and outstanding June 30, 2000 and -0- issued and
    outstanding December 31, 1999 .....................$        530   $      --
  Paid in Capital in Excess of Par Value ..............   1,377,845          --
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,062,348 shares
    issued  and  outstanding  June 30,  2000 and
    11,275,121   shares  issued and outstanding
    December 31, 1999 .................................     120,623       112,751
  Common Stock to be issued ...........................       4,356         4,589
  Paid in Capital in Excess of Par Value ..............   9,357,817     8,375,350
  Retained Deficit ....................................  (9,640,370)   (8,152,742)
                                                       ------------   -----------

     Total Paid-In Capital & Retained Earnings ........   1,220,801       339,948

  Treasury Stock (Par Value $.01),
    5,000 shares June 30, 2000 and -0- shares
    December 31, 1999 at par value ....................         (50)         --
                                                       ------------   -----------

     Total Stockholders' Equity .......................   1,220,751       339,948
                                                       ------------   -----------

     Total Liabilities and Stockholders' Equity .......$  2,297,845   $ 1,650,584
                                                       ============   ===========

                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS



                                     For the Three Months            For the Six Months
                                        Ended June 30,                  Ended June 30,
                                  ---------------------------   ---------------------------
                                       2000          1999           2000           1999
                                  ------------   ------------   ------------   ------------

Revenue ........................  $       --     $       --     $       --     $       --

                                  ------------   ------------   ------------   ------------

Expenses
  General and Administrative ...       362,820        248,255      1,489,499        480,820
  Research and Development .....        41,026        111,894        170,896        218,484
                                  ------------   ------------   ------------   ------------

     Total Expenses ............       403,846        360,149      1,660,395        699,304
                                  ------------   ------------   ------------   ------------

Other Income (Expense)
  Interest Income ..............            89             58            191            539
  Interest Expense .............       (14,409)        (8,069)       (21,543)       (15,010)
  Gain/Loss ....................          --             --          193,677           --
  Sale of Investments ..........          --             --             --             --
                                  ------------   ------------   ------------   ------------

    Total Other Income (Expense)       (14,320)        (8,011)       172,325        (14,471)
                                  ------------   ------------   ------------   ------------

Loss Before Taxes ..............      (418,166)      (368,160)    (1,488,070)      (713,775)

Income Taxes ...................          --             --             --             --
                                  ------------   ------------   ------------   ------------

Net Loss After Taxes ...........  $   (418,166)  $   (368,160)  $ (1,488,070)  $   (713,775)
                                  ============   ============   ============   ============

Weighted Average Shares
Outstanding ....................    12,587,172     10,671,294     12,514,735     10,725,557
                                  ============   ============   ============   ============

Loss per Common Share ..........  $      (0.03)  $      (0.03)  $      (0.12)  $      (0.07)
                                  ============   ============   ============   ============







                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS



                                                           For the Six Months
                                                             Ended June 30,
                                                        ------------------------
                                                             2000        1999
                                                        ------------  ----------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss .............................................  $(1,488,070)  $(713,775)

Adjustments  used to  reconcile
  net loss to net  cash  provided
  by  (used  in) operating activities:

Non cash general and
   administrative ....................................      604,283       6,218
(Increase) decrease in:
    shareholder receivable ...........................     (120,343)    108,271
    prepaid expense ..................................         --          --
Increase (decrease) in:
   accounts payable ..................................     (126,014)   (363,664)
   accrued liabilities ...............................     (293,392)     (4,778)
   deferred income ...................................         --          --
   lease obligation ..................................        1,766      15,404
   related party payables ............................      472,500     (75,250)
Loss on Extraordinary Item ...........................         --          --
Sale of Investments ..................................         --          --
Depreciation and Amortization ........................      114,115     110,984
                                                        ------------  ----------

Net cash used in operating
   activities ........................................  $  (835,155)  $(916,590)
                                                        ------------  ----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisition of equipment .............................  $  (835,098)  $ (21,816)
Non cash equipment ...................................       13,809        --
Acquisition of patents ...............................       (8,898)     (3,288)
                                                        ------------  ----------

Net cash used by investing
   activities ........................................  $  (830,187)  $ (25,104)
                                                        ------------  ----------

                             KLEVER MARKETING, INC
                             STATEMENT OF CASH FLOWS
                                   (Continued)




                                               For the Six Months
                                                 Ended June 30,
                                         --------------------------
                                             2000           1999
                                         -----------      ---------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds From Capital Stock ........     $ 1,750,339      $ 913,490
Principle Payments on  Lease
   Obligations .....................            --           (1,688)
Non Cash Capital Stock .............        (288,402)          --
                                         -----------      ---------
Net Cash Provided by
   Financing  Activities ...........     $ 1,461,937      $ 911,802
                                         -----------      ---------

Net Increase (Decrease) in
   Cash  and Cash Equivalents ......        (203,405)       (29,892)
Cash and Cash Equivalents at
   Beginning of the Period .........         203,232         45,371
                                         -----------      ---------
Cash and Cash Equivalents at
   End of the Period ...............     $      (173)       $15,479
                                         ===========      =========

SUPPLEMENTAL
DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest ...........................     $    21,543      $  15,010
Income Taxes .......................     $      --        $    --












                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                     --------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                       Per-Share
                                             Loss          Shares       Amount

                                        For the three months ended June 30, 2000

Basic Earnings per Share
Income available to common shareholders $   (418,166)    12,587,172   $   (0.03)
                                        ============    ===========   ==========

                                         For the six months ended June 30, 2000

Basic Earnings per Share
Income available to common shareholders $ (1,488,070)    12,514,735   $   (0.12)
                                        ============    ===========   ==========

                                        For the three months ended June 30, 1999

Basic Earnings per Share
Income available to common shareholders $   (368,160)    10,671,294   $   (0.03)
                                        ============    ===========   ==========

                                         For the six months ended June 30, 1999

Basic Earnings per Share
Income available to common shareholders $   (713,775)    10,725,557   $   (0.03)
                                        ============    ===========   ==========

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the six months ended June 30, 2000 and 1999 are not presented as it would be anti-dilutive.

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

NOTE 3 - LEASE COMMITMENT

     The Company's lease commitments for office space with Tree of Stars, Inc./P.D.O. consist of two leases with payments of $26,743 and $10,496 per year. Both lease commitments expired

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 3 - LEASE COMMITMENT (continued):

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

     During the six months ended June 30, 2000 and 1999, the Company expended $170,896 and $218,484, respectively for research and development of the technology involved with its patents.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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

NOTE 5- RELATED PARTY TRANSACTIONS

     During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and the six months ended June 30, 2000 principle payments of $155,850 and $62,500 were paid toward these loans. During the six months ended June 30, 2000, various shareholders loaned the Company $535,000. The notes are payable within one year plus interest at 12% per annum. The total balance due as of June 30, 2000 is $663,750.

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

NOTE 6- STOCK OPTIONS

     The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options had been granted under the Plan. Compensation expense charged to operations in 1999 and 1998 is $24,010 and $11,247. Compensation expense charged to operations for the six months ending June 30,2000 is $297,686. The following is a summary of transactions:

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 6- STOCK OPTIONS (continued):


                                                           Shares Under Option
                                                         -----------------------
                                                         June 30,   December 31,
                                                         -----------------------
                                                             2000         1999
                                                         ----------   ----------
Outstanding, beginning of year ........................   2,898,059    1,675,355
Granted during the year ...............................     485,172    1,284,641
Canceled during the year ..............................    (125,392)        --
Exercised during the year .............................     (92,801)     (61,937)
                                                         ----------   ----------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share) .................   3,165,038    2,898,059
                                                         ==========   ==========

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.61 per share) .................   3,165,038    2,898,059
                                                         ==========   ==========


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

     On February 25, 1997 Mr. Begum and Mr. Geiger received 200,000 and 25,000 shares respectively. On December 22, 1997 pursuant to the merger, Mr. Begum and Mr. Geiger received an additional 31,834 and 3,979 shares respectively. As of June 30, 2000 the Company has fulfilled its obligation to Mr. Begum and Mr. Geiger, respectively.

NOTE 8 - PREFERRED STOCK

     On February 7, 2000 the Board of Directors authorized and established "Class A Voting

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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

NOTE 9 - SUBSEQUENT EVENTS

     On July 27, 2000 the Company sold 10,786 shares of common stock for $1.07 per share.

                              KLEVER MARKETING, INC
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 9 - SUBSEQUENT EVENTS (continued):

     On July 24, 2000, the Company entered into a one year employment agreement with Corey Hamilton which sets forth the terms and conditions of his employment as President of the Company. Mr. Hamilton will receive a base salary of $150,000 per year, and will also be granted 100,000 shares of common stock, which will vest quarterly over twelve months.

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

Cash flows. Operating activities used cash of $ 835,000 and $ 917,000 for the six months ended June 30, 2000 and 1999, respectively.

Investing activities have used cash of $ 830,000 and $ 25,000 for the six months ended June 30, 2000 and 1999, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $ 1,462,000 and $912,000 for the six months ended June 30, 2000 and 1999, respectively. Financing activities primarily represent sales of the Company's common and preferred stock.

The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 2.  Changes in Securities

The Company sold 143,270 shares of common stock during the three months ended June 30, 2000 to individuals for $ .86 to $3.99 per share. The Company also sold 5,769 shares of preferred stock during the three months ended June 30, 2000 to other companies for $26 per share. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.

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

Exhibit
Number   Title of Document

3.01     ARTICLES  OF  INCORPORATION  OF  KLEVER  MARKETING,   INC.  A  DELAWARE
         CORPORATION(1)

3.02     BYLAWS(1)

10.01    EMPLOYMENT AGREEMENT FOR GERARD C. COELSCH(1)

10.02    EMPLOYMENT AGREEMENT FOR COREY HAMILTON

23.01    CONSENT OF ACCOUNTANTS(1)

27.1     FINANCIAL DATA SCHEDULE

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





DATE:       August 21, 2000
     ----------------------



By:  /s/ Paul G. Begum
Paul G. Begum
Chief Executive Officer & Director
(Principal financial and Accounting Officer)