Form 10QSB
period 2000-09-30
KLEVER MARKETING INC
filed 2000-11-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                            ---------------------------

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

               Delaware                                 36-3688583
------------------------------------------------------------------------------
     (State or other jurisdiction                      (IRS Employer
   of incorporation or organization)                 Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 12,131,092
                                                   -----------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


     We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                       Respectfully submitted



                                       /s/ ROBISON, HILL & CO.
                                       Certified Public Accountants

Salt Lake City, Utah
November 13, 2000

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS


                                                  (Unaudited
                                                 September 30,      December 31,
                                                  -----------       -----------
ASSETS                                               2000               1999
------
Current Assets                                    -----------       -----------
  Cash ....................................       $   399,684       $   203,232
  Shareholder Receivables ..................          138,921            34,892
  Accounts Receivable ......................           19,696              --
  Inventory ................................           80,975              --
                                                  -----------       -----------

     Total Current Assets ..................          639,276           238,124
                                                  -----------       -----------
Fixed Assets
  Office Equipment .........................          168,293            77,279
  Phase 2 Equipment ........................        1,259,738           445,330
  Less Accumulated Depreciation ............          (73,421)          (56,798)
                                                  -----------       -----------

     Net Fixed Assets ......................        1,354,610           465,811
                                                  -----------       -----------

Other Assets
  Patents ..................................        2,244,389         2,212,850
  Less Accumulated Amortization ............       (1,423,303)       (1,266,201)
                                                  -----------       -----------

     Net Other Assets ......................          821,086           946,649
                                                  -----------       -----------

     Total Assets ..........................      $ 2,814,972       $ 1,650,584
                                                  ===========       ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                           (Unaudited)
                                                           September 30,  December 31,
                                                           ------------   -----------
                                                               2000           1999
                                                           ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable, Trade ...............................  $    182,483   $   401,708
  Accrued Liabilities ...................................       100,081       458,563
  Related Party Payables ................................     1,143,750       191,250
  Short-term Notes Payable ..............................         8,264       259,115
                                                           ------------   -----------

     Total Current Liabilities ..........................     1,434,578     1,310,636
                                                           ------------   -----------

     Total Liabilities ..................................     1,434,578     1,310,636
                                                           ------------   -----------
Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 94,191 shares issued
    and outstanding September 30, 2000 and -0- issued and
    outstanding December 31, 1999 .......................           942          --
  Paid in Capital in Excess of Par Value ................     2,077,433          --
  Common Stock (Par Value $.01), 20,000,000 shares
    authorized. 12,131,092 shares issued and outstanding
    September 30, 2000 and 11,275,121  shares issued and
    outstanding
    December 31, 1999 ...................................       121,311       112,751
  Common Stock to be issued .............................         4,356         4,589
  Paid in Capital in Excess of Par Value ................     9,440,886     8,375,350
  Retained Deficit ......................................   (10,264,534)   (8,152,742)
                                                           ------------   -----------

     Total Stockholders' Equity .........................     1,380,394       339,948
                                                           ------------   -----------

     Total Liabilities and Stockholders' Equity .........  $  2,814,972   $ 1,650,584
                                                           ============   ===========

                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      For the Three Months          For the Nine Months
                                       Ended September 30,           Ended September30,
                                  ---------------------------   ---------------------------
                                       2000          1999           2000           1999
                                  ------------   ------------   ------------   ------------

Revenue ........................  $     20,495   $       --     $     20,495   $       --
                                  ------------   ------------   ------------   ------------

Expenses
  General and Administrative ...       587,537         99,800      2,077,036        580,620
  Research and Development .....        45,542        205,636        216,438        424,120
                                  ------------   ------------   ------------   ------------

     Total Expenses ............       633,079        305,436      2,293,474      1,004,740
                                  ------------   ------------   ------------   ------------

Other Income (Expense)
  Interest Income ..............         7,883            472          8,074          1,011
  Interest Expense .............       (19,462)        (6,135)       (41,005)       (21,145)
  Gain/Loss ....................          --             --          193,677           --
  Sale of Investments ..........          --             --             --             --
                                  ------------   ------------   ------------   ------------

    Total Other Income (Expense)       (11,579)        (5,663)       160,746        (20,134)
                                  ------------   ------------   ------------   ------------

Loss Before Taxes ..............      (624,163)      (311,099)    (2,112,233)    (1,024,874)

Income Taxes ...................          --             --             --             --
                                  ------------   ------------   ------------   ------------

Net Loss After Taxes ...........  $   (624,163)  $   (311,099)  $ (2,112,233)  $ (1,024,874)
                                  ============   ============   ============   ============

Weighted Average Shares
Outstanding ....................    12,070,086     11,060,826     12,662,170     10,922,645
                                  ============   ============   ============   ============

Loss per Common Share ..........  $      (0.05)  $      (0.03)  $      (0.17)  $      (0.09)
                                  ============   ============   ============   ============







                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Nine Months
                                                       Ended September 30,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss ...................................      $(2,112,233)      $(1,024,874)

Adjustments used to reconcile net loss to
net cash provided by (used in)
operating activities:
Non cash general and
   administrative ..........................          604,283            11,788
(Increase) decrease in:
    shareholder receivable .................         (104,029)          108,571
    accounts receivable ....................          (19,696)             --
    inventory ..............................          (80,975)             --
Increase (decrease) in:
   accounts payable ........................         (200,290)         (365,987)
   accrued liabilities .....................         (339,015)            4,302
   deferred income .........................             --                --
   lease obligation ........................             (851)           15,404
   related party payables ..................          952,500          (107,850)
Loss on Extraordinary Item .................             --                --
Sale of Investments ........................             --                --
Depreciation and Amortization ..............          174,116           164,089
                                                  -----------       -----------

Net cash used in operating
   activities ..............................       (1,126,190)       (1,194,557)
                                                  -----------       -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisition of equipment ...................         (905,422)          (96,379)
Non cash equipment .........................           13,789              --
Acquisition of patents .....................          (31,538)          (12,619)
                                                  -----------       -----------

Net cash used by investing
   activities ..............................         (923,171)         (108,998)
                                                  -----------       -----------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                       For the Nine Months
                                                       Ended September 30,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds From Capital Stock ................      $ 2,534,215       $ 1,306,848
Principle Payments on  Lease
   Obligations .............................             --              (4,302)
Non Cash Capital Stock .....................         (288,402)             --
                                                  -----------       -----------
Net Cash Provided by
   Financing  Activities ...................        2,245,813         1,302,546
                                                  -----------       -----------

Net Increase (Decrease) in
   Cash  and Cash Equivalents ..............          196,452            (1,009)
Cash and Cash Equivalents at
   Beginning of the Period .................          203,232            45,371
                                                  -----------       -----------
Cash and Cash Equivalents at
   End of the Period .......................      $   399,684       $    44,362
                                                  ===========       ===========

SUPPLEMENTAL
DISCLOSURE OF CASH

  FLOW INFORMATION:

Interest ...................................      $    41,005       $    17,716
Income Taxes ...............................      $      --         $       100












                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                           Per-Share
                                              Loss          Shares          Amount

                                         For the three months ended September 30, 2000
                                         ---------------------------------------------

Basic Earnings per Share
Income available to common shareholders  $     (624,163)     12,070,086   $     (0.05)
                                         ==============  ==============   ===========

                                         For the nine months ended September 30, 2000
                                         --------------------------------------------

Basic Earnings per Share
Income available to common shareholders  $   (2,112,233)     12,662,170   $     (0.17)
                                         ==============  ==============   ===========

                                         For the three months ended September 30, 1999
                                         ---------------------------------------------

Basic Earnings per Share
Income available to common shareholders  $     (311,099)     11,060,826   $     (0.03)
                                         ==============  ==============   ===========

                                         For the nine months ended September 30, 1999
                                         --------------------------------------------

Basic Earnings per Share
Income available to common shareholders  $   (1,024,874)     10,922,645   $     (0.09)
                                         ==============  ==============   ===========

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the nine months ended September 30, 2000 and 1999 are not presented as it would be anti-dilutive.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


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

     During the nine months ended September 30, 2000 and 1999, the Company expended $216,438 and $424,120, respectively for research and development of the technology involved with its patents.

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

     On February 13, 1998 the Company entered into a settlement agreement with WWC

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 4 - RESEARCH AND DEVELOPMENT (continued):
(formerly Electronic Technology Corp.) pursuant to which the company paid $30,000 and issued 46,364 shares of common stock to WWC in satisfaction of any and all claims in connection with the September 26, 1994 contract. The agreement also provides for 10,000 shares of WWC restricted common stock in exchange for a promissory note in the amount of $97,093.

     On March 29, 2000 the Company entered into a settlement agreement with WWC pursuant to which WWC is to transfer 7,000 common shares of the Company's stock back to the Company by April 14, 2000 in satisfaction of any and all claims in connection with the Klever Kart project.

NOTE 5- RELATED PARTY TRANSACTIONS

     During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and the nine months ended September 30, 2000 principle payments of $155,850 and $62,500 were paid toward these loans. During the nine months ended September 30, 2000, various shareholders loaned the Company $1,015,000. The notes are payable within one year plus interest at 8%, 10% and 12% per annum. The total balance due as of June 30, 2000 is $1,143,750.

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

NOTE 6- STOCK OPTIONS

     The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options had been granted under the Plan. Compensation expense charged to operations in 1999 and 1998 is $24,010 and $11,247. Compensation expense charged to operations for the nine months ending September 30,2000 is $297,686. The following is a summary of transactions:

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 6- STOCK OPTIONS (continued):


                                                       Shares Under Option
                                                   -----------------------------
                                                   September 30,    December 31,
                                                   -----------------------------
                                                        2000            1999
                                                     ----------      ----------
Outstanding, beginning of year .................      2,898,059       1,675,355
Granted during the year ........................        745,172       1,284,641
Canceled during the year .......................       (290,892)           --
Exercised during the year ......................       (161,545)        (61,937)
                                                     ----------      ----------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share) ..........      3,190,794       2,898,059
                                                     ==========      ==========

Eligible, end of year for exercise
currently (at prices ranging from
$.86 to $3.61 per share) .......................      3,190,794       2,898,059
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

NOTE 8 - PREFERRED STOCK

     On February 7, 2000 the Board of Directors authorized and established "Class A Voting

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


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

NOTE 9 - SUBSEQUENT EVENTS

     On October 30, 2000 the Company sold 28,979 shares of common stock for $1.56 per share.

                              KLEVER MARKETING, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 9 - SUBSEQUENT EVENTS (continued):

     On October 30, 2000, the Company repaid a note payable of $15,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Plan of Operations - The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing (2001) to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis- redemption and mal-redemption); (ii) the establishment of targeted Internet links to enhance customer loyalty with frequent shopper programs and personal shopping programs; (iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) the introduction of an electronic locking mechanism to prevent pilferage of shopping carts; and (v) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System's application to other retailers including superstores, discount stores, toy stores and warehouse stores. Following is a description of the Company's growth strategy, which is dependent upon the Company securing additional financing after this offering:

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

Future Business Development

1.  Technological Innovation and Expanded Product Offerings

The Company is in the process of developing various product enhancements for its retail grocer and consumer goods manufacturer clients and expects to offer these enhancements throughout the years 2001 and 2002. These product enhancements include electronic coupons, the Klever-Kard* enhancement to existing frequent shopping programs ("Klever-Kard Program") and the Kart-Lock* grocery cart pilferage reduction program ("Kart-Lock Program").

Electronic Couponing

The Company expects to complete the development and testing of the electronic coupon feature of the Klever-Kart System in early 2001. The Company expects the electronic coupon feature to be well received by the consumer goods companies, retailers and consumers because it (i) reduces handling costs for both the retailer and consumer goods manufacturer; (ii) virtually eliminates mis-redemption, mal-redemption and fraud associated with paper coupons; and (iii) makes coupon use convenient for the consumer. In addition, this feature is expected to permit the consumer goods manufacturer or retailer to electronically alter the face value of coupon to rapidly customize it for competitive situations, seasonal trends or to alter its value or expiration based upon predetermined redemption rates.

Industry sources indicate the number of coupons redeemed annually in the U.S. is approximately 5.3 billion with coupon fraud accounting for more than $300 million in losses to the consumer goods companies. The Company believes the electronic coupon feature of the Klever-Kart System will be superior to competitor product offerings due to the virtual elimination of mis-redemption, mal- redemption and fraud associated with paper coupons.

Klever-Kard Program

The Company expects to introduce the Klever-Kard Program in 2001. The Klever-Kard Program is a frequent shopper program enhancement that is expected to permit consumer goods companies and retailers to target specific promotional campaigns to individual consumers based upon demographics and personal buying history. Further development of the Klever-Kard Program is expected to include targeted Internet tie-ins, direct mail, rebates, download of shopping lists/recipes, product sampling and electronic contest entry. Information from individual consumer card usage is expected to produce individual customer profiles and track specific marketing and purchasing trends. Using this precedent in conjunction with the Klever-Kart System, the Company expects to sell customer profile information to consumer research companies, consumer goods companies and retailers.

Kart-Lock Program

The Company is investigating strategic alliances for the shopping cart and expects to introduce this product to retailers in 2001. The electronic locking system is expected to reduce the pilferage of shopping carts by electronically locking the shopping cart's wheel when it is moved beyond the vicinity of the retailer.

2.  Expand Retailer Base

The Company expects to expand the Klever-Kart System's orientation to other retailers, including superstores, discount stores, toy stores, do-it-yourself
(DIY) stores and warehouse stores. The

Company plans to install the Klever-Kart System in a pilot store at two or more key retailers across the U.S. The Company believes that the existing Klever-Kart System can be easily adapted to meet the requirements of retailers operating in a variety of environments.

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

Cash flows. Operating activities used cash of $ 1,126,000 and $ 1,195,000 for the nine months ended September 30, 2000 and 1999, respectively.

Investing activities have used cash of $ 923,000 and $ 109,000 for the nine months ended September 30, 2000 and 1999, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $ 2,246,000 and $ 1,303,000 for the nine months ended September 30, 2000 and 1999, respectively. Financing activities primarily represent sales of the Company's common and preferred stock.

The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities

The Company sold 68,744 shares of common stock during the three months ended September 30, 2000 to individuals for $ .86 to $3.99 per share. The Company also sold 41,177 shares of preferred stock during the three months ended September 30, 2000 to other companies for $26 per share. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.

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



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:       November 13, 2000
     ------------------------



By:  /s/ Paul G. Begum
Paul G. Begum
Chief Executive Officer & Director
(Principal financial and Accounting Officer)