Form 10KSB
period 2000-12-31
KLEVER MARKETING INC
filed 2001-03-30
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


     (Mark One)
     [X] ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

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

                          Common Stock Par Value $0.01

                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                                                          Total pages:     [21]
                                                          Exhibit
                                                          Index Page:      [19]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year. $ 27,000

     As of March 9, 2001, there were 12,152,768 shares of common stock, par value $0.01 per share, issued and outstanding.

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $6,837,956 computed at the closing price of $1.00 per share as of March 9, 2001.


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

        Proxy Statement for Annual Meeting of Stockholders to be filed within 120 days following the end of the Registrant's fiscal years ended December 31, 2000,incorporated into Part III of the report on Form 10-KSB

      Transitional Small Business Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
PART I

Item 1.   Description of Business                                              4

Item 2.   Description of Property                                             10

Item 3.   Legal Proceedings                                                   10

Item 4.   Submission of Matters to a Vote of Security Holders                 10


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters            10

Item 6.   Management's Discussion and Analysis or Plan of Operations          12

Item 7.   Financial Statements                                                17

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                17
PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   17

Item 10.  Executive Compensation                                              18

Item 11.  Security Ownership of Certain Beneficial Owners and Management      18

Item 12.  Certain Relationships and Related Transactions                      18

Item 13.  Exhibits and Reports on Form 8-K                                    18

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

History

     The Company began as a part of Information Resources, Inc. ("IRI") in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990. At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993. The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company re-entered the development stage commencing July 5, 1996.

Principal Products or Services and Their Markets

     The mission of the Company ("Klever Marketing(TM)") is to become the leading supplier of wireless communication platforms for use in large retail stores. The Company is currently making plans to market a patented technology - the Klever-Kart(R) - designed to deliver targeted ads and promotions to a small display device on the shopping cart handle. Each marketing message, triggered by proximity to the product on the shelf, is designed to reach the consumer at the critical Point-of-Selection(R), when the shopper is ready to decide. With a revenue model targeted at the significant amounts currently being spent by consumer goods manufacturers on marketing in stores, the Company is positioning for entry into the U.S. retail store market with plans for parallel expansion and licensing internationally.

     The Company's strategy includes no installation costs for retailers. To the Company's knowledge, there appear to be minimal barriers to consumer acceptance and only indirect competitors. Klever Marketing seeks to evolve its solutions into a robust networked platform that connects multiple key players in the retail equation. This World Wide Retail Web(TM) (WWRW(TM)) will be designed to deliver value-added content to shoppers, support B2B transactions between retailers and advertisers, allow consumers to participate in streamlining and personalizing the shopping experience, serve as a built-in promotion vehicle and distribution channel for wireless handheld devices, enhance retailer loyalty programs, process electronic coupons, and offer a development platform for a variety of third-party applications and services.

Distribution Methods of the Products or Services

     Klever Marketing has developed - and patented - a wireless communication platform for delivering ads to grocery and mass-merchandise shoppers at the Point-of-Selection in the store. Using a small PDA-like device attached to the shopping cart handle, the Klever-Kart system is triggered to sound a chime and display an advertisement or promotion when the cart approaches the area where the featured product is shelved. When not near a trigger point, the Klever-Kart can display advertisements for a range of participating products or local merchants. Recent pilot tests have shown an average 35% increase in sales of products featured on Klever-Karts without discounted pricing. Klever Kart is aimed at reaching buyers when they are reaching for the product on the shelf, something which the Company believe no other presently available in-store marketing system can do.

Status of Publicly Announced New Products and Services

     After first launching its wireless communication service, Klever Marketing will seek to evolve its systems into a technology platform intended to deliver a range of content, services, and applications to support the in-store shopping experience. The Company will seek to promote the Klever Kart platform as the "World Wide Retail Web."

     Klever Marketing will seek to profit from the additional players whom the Company expects will be eager to use the WWRW to reach its large audience. The Company's business plan will seek to obtain access fees from marketing affiliates for sponsorships on the WWRW. The Company will also seek to enter into content deals to favor the Company by delivering an attractive audience to media firms. The Company will seek to market data mining services to market researchers and analysts. The Company will also offer to third-party developers a prime position through which to deliver an array of applications and services
- all focused on reaching the shopper at the critical Point-of-Selection. Furthermore, the Company will seek to commercialize the WWRW platform to serve as a B2B exchange for a range of business transactions among retailers, advertising agencies, consumer goods companies, and other advertisers - all of which Klever Marketing will seek to manage.

     A point of leverage in the Company's blend of technology, advertising, and product sales is found on the shopping cart handle - in the Klever Kart device itself. Initially produced as a special purpose wireless device, the Klever-Kart of the future is being planned by the Company to employ a commercial-grade model of a consumer wireless handheld wireless computer device adapted for use on a cart. The Company will seek to arrange for shoppers with the initial version of the device to cruise the aisles and thereby be "test-driving" the hardware manufacturer's product. In the process, the Company envisions that the supermarkets and mass-merchandise retail stores can become promotional vehicles
- and retail distribution channels as well - for this item of handheld hardware of the future.

     A second version of the Klever-Kart device is being planned to replace the initial monochrome display and 4-button interface of the current device with a color display and more functional input interface designed to expand its effectiveness and appeal to shoppers. The Company envisions that electronic coupons and personalized integration with retailer loyalty programs can provide additional revenue streams. The Company also envisions that, at home, Web-savvy customers would be able to interact with the retailer's Web site to streamline and enhance their shopping when they later arrive at participating retail stores.

Competitive Business Conditions, the Issuer's Competitive Position in the Industry and Methods of Competition

     At present, the Company is aware of two major product entries in the in-store marketing arena: News America Marketing, Inc., a subsidiary of News Corporation ("News America") and Catalina Marketing, Inc. ("Catalina") which each use paper coupons as a primary source of product promotion. The News America product is primarily a static instant coupon dispenser positioned at fixed locations throughout a store intended to entice the consumer to purchase a specific product. The Catalina product is a post-purchase coupon-printing device located at the retailer's checkout counter. This device gives a consumer a coupon upon the payment of the consumer's existing purchase that may be used for a certain product purchase in the future. The Company believes that the Point-of-Selection advantage of the Klever-Kart System can enhance the effectiveness of the promotional dollars of the consumer goods companies and retailers and can therefore be superior to the product offerings of its primary competitors. The Company believes that Catalina and News America product offerings are subject to non-exclusive contracts with grocery chains and consumer goods companies. Catalina is reportedly installed in more than 13,000 retailers nationwide and News America is reportedly installed in more than 30,000 retailers nationwide.

     The Company believes that the competitive product assessment table set forth below illustrates the broad nature of the Klever-Kart System and its advantages over the News America and Catalina products.

                         Competitive Product Assessment

   Feature                         Klever-Kart  Catalina  News America
Point-of-Selection                               |X|          |X|
Audio                                            |X|          |X|
Video                                            |X|
Shelf Sign                                       |X|          |X|
Flashing Light                                   |X|          |X|
Perpetual In-store Scrolled Advertising          |X|
Store Directory                                  |X|

Bolded Brand Listings                            |X|
Cross-Category Triggering                        |X|          |X|
Competitive Triggering                           |X|          |X|
Animation Capability                             |X|
Paper Coupon                                     |X|          |X|
Electronic Coupon(1)                             |X|
Frequent Shopper-Specific Messages               |X|          |X|
Average Incremental Product Movement 35%(2)     24.0%(3)     15%(4)
         (1) Feature enhancement targeted to be introduced in 2002.
         (2) Source: Average Klever Kart Product Movement Results, based on limited pilot studies in 2000.
         (3) Source:  Catalina's web site.
         (4) Source: News America's web site. Average of six News America Marketing products.

     Consumer goods companies - which reportedly spend an estimated $13 billion per year in the U.S. on coupons, promotional fulfillment, product samples, and in-store services, are expected by the Company to begin to realize that the Klever-Kart system can offer a more reliable, targeted, and effective way to spend their existing advertising and promotion dollars. Klever Marketing intends to aggressively pursue rapid deployment of Klever-Karts into its U.S. target market--that of large retail stores. There are more than 50,000 large retail stores in the U.S. By keeping a share of the revenue from advertisements displayed on Klever-Karts, the Company estimates that it will require an installed base of approximately 700 stores before the Company can become profitable.

Sources and Availability of Raw Materials and Principal Suppliers

     The Klever-Kart System is comprised of four primary components; a display unit, a storewide complement of trigger units, a host computer and a battery charger. The Company will rely upon in-house staff and third-party manufacturers to design and manufacture the equipment to the Company's specifications. The Company presently anticipates relying upon a number of manufacturers and suppliers, both domestic and foreign, for procurement of "off the shelf" materials to produce the equipment and to secure the most attractive available terms for manufacturing. The Company has currently agreed in principle with Western Electronics, a Boise, ID based manufacturer, to assemble pre-purchased components which will be Klever-Kart(R). The Company is also currently negotiating with several Korean and Taiwanese based manufacturers to purchase components and manufacture the Klever-Kart(R) units and the trigger units.

Dependency on One or a few Major Customers.

     A substantial portion of the Company's revenues at any particular time may be generated in connection with a limited number of customers and a limited number of agreements. The Company has, in the past, contracted with several consumer goods manufacturers for the sale of advertising or other services. Klever Marketing's first major customer, a Midwest supermarket chain, is expected to agree to install almost approximately 20,000 Klever-Karts in 175 of its stores during 2001. The decision is being driven by the potential customer's realization that there is no cost to install the system; the customer is expected to be able to share in the advertising revenue paid by the consumer goods companies; the potential customer envisions larger than present per-basket sales; and the potential customer expects increased customer satisfaction and loyalty. The Company is planning for the retailer to have the contractual right to disengage from the agreement if the Klever-Kart(R) system does not perform to expectations. In addition, the Company is planning to announce both rollout and tests for other U.S. retailers in the first half of 2001. The company expects to add more customers, which the Company is targeting to reach an installed base of 50,000 units within the first twelve months after launch. If the Company were unable to continue to contract with consumer goods companies or to sign additional retailer agreements, such development would have a material adverse effect upon the Company's business, operating results and financial condition.

Patents, Trademarks, Licenses, Franchises, Concessions and Royalty Agreements

     The Company has acquired and/or developed intellectual property rights to various patents, trademarks and software licenses for the shopping cart display system, the electronic coupon, and the design of the shopping cart handle, and eventually expects to patent the in-store communication system. The patent rights, licenses, and trademarks are detailed below:

                   Klever Marketing Patent Rights and Licenses

------------------ ------------- ------------- ------------ --------------------
                    U.S. Patent                             Patent Numbers Filed
                                                            Outside the United
  Patent Name       Numbers       Issue Date   Expiry Date  States
------------------ ------------- ------------- ------------ --------------------
------------------ ------------- ------------- ------------ --------------------


Shoppers
Communication         4,882,724    11-21-89     11-21-06     Canada - 1317347,
System and Process    5,630,068    5-13-97       5-13-14     1332848
------------------ ------------ ------------- ------------ ---------------------
------------------ ------------ ------------- ------------ ---------------------
Shopping Cart         4,973,952    11-27-90     11-27-07     Argentina - 242676
------------------ ------------ ------------- ------------ ---------------------
------------------ ------------ ------------- ------------ ---------------------
                      5,420,606    5-30-95       9-20-13     Canada - 2117716
------------------ ------------ ------------- ------------ ---------------------
------------------ ------------ ------------- ------------ ---------------------
                      5,703,564    12-30-97     12-10-14
------------------ ------------ ------------- ------------ ---------------------

------------------ ------------ ------------- ------------ ---------------------
Automated Shopping    6,177,880    01-23-01       01-23-
Cart Handle
------------------ ------------ ------------- ------------ ---------------------



                 Klever Marketing(TM) Trademarks and Service Marks

------------------------------------- ------------------------------------------

Other Intellectual Property           Detail
------------------------------------- ------------------------------------------

Service Marks (SM)                    "Klever-KardSM", BrandKastingSM
------------------------------------- ------------------------------------------
------------------------------------- ------------------------------------------

Trademarks (TM)               Klever-Net(TM)", "Klever Marketing(TM)", WWRW(TM),
                                           World Wide Retail Web(TM)
------------------------------------- ------------------------------------------
------------------------------------- ------------------------------------------

Registered ((R)) Trademark         "Klever-Kart(R)",  "Point- of- Selection(R)",
                                           "Sight + Sound =Product Movement(R)"
------------------------------------- ------------------------------------------


Required Governmental Approval for Products or Service

     The Company is in the process of submitting product descriptions to the appropriate governmental agencies, including the FTC, FCC, OSHA, State Consumer Safety and Protection Agency and the FDA, and is requesting a ruling of applicability of such regulations to the Company's products for use with in-store advertising. There can be no assurance that such governmental agencies will determine applicability in a timely fashion or, if applicable, will issue necessary approvals. The failure to obtain necessary approvals, if any, could have a material adverse effect on the Company's financial condition and results of operations. The Company also faces the risk of future privacy regulation of consumer electronic transaction data. It is not possible to predict the means by which and extent to which such regulation may affect the Company's business.

Expenditures on R&D Activities

     For the year ending December 31, 2000, the Company spent $1,852,903 on R&D activities. That compares with $689,558 spent on R&D activities in the prior year. The reasons for the increase were due to a more concentrated effort to improve the efficiency and technology of the Klever-Kart system.


Costs and Effects of Compliance with Environmental Laws

     The Company is not aware of any costs that would be associated to compliance with Federal, State or local environmental laws.

Employees

     The Company had 17 full-time employees as of the end of the year 2000.


                         ITEM 2 DESCRIPTION OF PROPERTY

     The Company currently leases 5,272 square feet of office space on a month-to-month basis from a joint venture owned by Tree of Stars, Inc. and the Estate of Peter Dean Olson (both being major shareholders of the Company). The office space is used as the corporate headquarters. It is located at 350 West 300 South, Suite 201, Salt Lake City, Utah. The total lease payments are $73,812 per year. Research and Development activities are conducted at the Company's corporate headquarters location. Additional research and development activities, as contemplated in the Company's development plan, will be outsourced to third parties and will not require additional space at the Company's current location.


                            ITEM 3 LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings of the type required by Item 103 of Regulation S-B to be disclosed other than routine litigation incidental to its business.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.


                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

     The shares of common stock are traded on the over-the-counter and reported on the OTC Bulletin Board (OTCBB), a reporting medium for subscribing NASD members, with the trading symbol KLMK.

     The following table set forth the high and low bid of the Company's common stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

--------------------------------------------------------------------------------
   1999:                         High                 Low
--------------------------------------------------------------------------------
First Quarter                    $2.88               $1.50
--------------------------------------------------------------------------------
Second Quarter                   $2.38               $1.50
--------------------------------------------------------------------------------
Third Quarter                    $4.44               $2.00
--------------------------------------------------------------------------------
Fourth Quarter                   $4.13               $1.50
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     2000:
--------------------------------------------------------------------------------
First Quarter                   $4.25               $1.88
--------------------------------------------------------------------------------
Second Quarter                  $3.67               $2.06
--------------------------------------------------------------------------------
Third Quarter                   $2.50               $1.13
--------------------------------------------------------------------------------
Fourth Quarter                  $1.53               $0.38
--------------------------------------------------------------------------------

     The approximate number of shareholders of record of the Company's common stock as of March 9, 2001 was 824.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

     The Company sold 877,647 shares of common stock and 94,191 shares of preferred stock (defined below as "Class A Shares") during 2000. All of such stock was sold in private placements to accredited investors directly by the Company without an underwriter in transactions exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. No underwriting commissions were paid.

     On February 7, 2000 the Board of Directors authorized and established the Class A Voting Preferred Stock Series 1 ("Class A Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consist of 1,000,000 shares, 125,000 shares thereof are designated as Series 1 shares.

     Class A Shares are convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment). Each Class A Share is convertible at the option of the holder at any time into such number of shares of Common Stock as is determined by dividing $26.00 by the conversion price then in effect. Based on the current conversion price, each Class A Share has a conversion rate of one Class A Share to ten shares of Common Stock.

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

     Class A Shares carries a liquidation preference of $26 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

     The Class A Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002. The redemption price shall be $26 per share together with accrued but unpaid dividends on such shares, if any.

     If dividends on the Class A Shares, Series 1 have not been paid for any period, then until all unpaid dividends thereon are paid or set apart for payment, the Company may not pay, declare or set apart any dividend or other distribution of its shares of Common Stock or other shares junion to the Class A Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junion shares.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



     This Annual 10-KSB Report includes certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, most importantly, information concerning possible or assumed results from the future operations of the Company. The assumptions used in this report are primarily based on current expectations of Company management and the industry in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. The achievement of the outcomes described in such forward-looking statements is subject to both known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements, to be materially different from the outcomes expressed or implied by such forward-looking statements. Several important factors including, among other things; economic, competitive and regulatory conditions, demographic trends, financial market conditions and business decisions (of the Company and its competitors) could affect the results of the Company and could cause those results to materially differ from those expressed in these forward-looking statements. All of these important factors are difficult or impossible to accurately predict and many are beyond the control of the Company. Risk factors include: that an investment in the capital stock of the Company involves a high degree of financial risk; the Company has limited customers; the Company is a development stage company with a limited operating history and significant historical operational losses; the
Company has an immediate need for additional financing; the Company may encounter difficulties and uncertainties in connection with the development and commercialization of its new technology and within its industry; the Company faces risks associated with information security and network failure; there can be no assurance as to the validity of intellectual property rights; the Company is dependent on key management and the need to manage expanding operations and key employees; management has broad discretion in use of proceeds of financings; the Company faces substantial competition; the Company faces risks of technological obsolescence; the need for new financing poses a risk to stockholders of dilution and absence of dividends; there is a potential adverse effect of shares eligible for future sale and price volatility; the Company may be reliant on a limited number of suppliers for acquiring and maintaining equipment; the Company faces potential fluctuations in quarterly operating results; and the Company is under control of existing shareholders. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the actual results could differ materially and the Company can give no assurance that such expectations will prove to be correct.

Plan of Operations

     The Company's goal is to become the leading supplier of in-store advertising and promotions technology for grocery and other mass-merchandise retailers. The Company believes that the existing Klever-Kart System can be adapted to meet the requirements of mass-merchandise retailers operating in a variety of environments and expects to expand the Klever-Kart System's orientation to other retailers including superstores, discount stores, toy stores and warehouse stores, among others.

     In order to carry out its plan of operations, the Company has established a set of milestones for the year 2001:

1. Continue product research and development 2. Announce two retail contracts with major store chains 3. Establish strategic partnerships with hardware and content vendors 4. Expand the employee and management team 5. Secure adequate funding:
   --to purchase the equipment to install the Klever Kart system into 100 stores --to main operations
6. Build the Revenue stream

Milestone #1:  Continue Product Research and Development


     The Company is in the process of developing various product enhancements for its prospective retail grocer and consumer goods manufacturer clients and is striving to offer these enhancements throughout the years 2001 and 2002.

Electronic Couponing

     The Company is endeavoring to complete the development and testing of the electronic coupon feature of the Klever-Kart System in 2001. The Company expects the electronic coupon feature to be well received by the consumer goods companies, retailers and consumers because the feature (i) reduces handling costs for both the retailer and consumer goods manufacturer; (ii) significantly reduces mis-redemption, mal-redemption and fraud associated with paper coupons; and (iii) makes coupon use convenient for the consumer. In addition, this feature is expected to permit the consumer goods manufacturer or retailer to electronically alter the face value of coupon to rapidly customize it for competitive situations and seasonal trends or to alter its value or expiration based upon predetermined redemption rates.

     Industry sources indicate the number of coupons redeemed annually in the U.S. is approximately 5.3 billion with coupon fraud accounting for more than $300 million in losses to the consumer goods companies. The Company believes the electronic coupon feature of the Klever-Kart System will be superior to competitor product offerings due to the substantial reduction of mis-redemption, mal-redemption and fraud associated with paper coupons.

Klever-Kard

     The Company expects to introduce the Klever-Kard in 2002. The Klever-Kard is designed to be a frequent shopper program enhancement that the Company expects to permit consumer goods companies and retailers to target specific promotional campaigns to individual consumers based upon demographics and personal buying history. Further development of the Klever-Kard is expected by the Company to include targeted Internet tie-ins, direct mail, rebates, and download of shopping lists/recipes, product sampling and electronic contest entry. Information from individual consumer card usage is expected to produce individual customer profiles and track specific marketing and purchasing trends. Using this precedent in conjunction with the Klever-Kart System, the Company expects to sell customer profile information to consumer research companies, consumer goods companies and retailers.

Kart-Lock

     The Company is planning to introduce an electronic locking device in 2002. The electronic locking system is expected to reduce the pilferage of shopping carts by electronically locking the shopping cart's wheel when it is moved beyond the vicinity of the retailer.

Milestone #2:  Announce two retail contracts with major store chains for rollouts and/or tests

     Klever Marketing's first major customer is expected to be a Midwest supermarket chain. Current discussions are underway with that chain which, if concluded, would lead to the installation of almost 18,000 Klever-Karts in as many as approximately 175 stores in 2001. In addition, the Company is in negotiations with two additional large supermarket chains. The Company is developing plans to expand the Klever-Kart System's orientation to other retailers, including superstores, discount stores, toy stores, do-it-yourself
(DIY) stores and warehouse stores. The Company plans to install the Klever-Kart System in a pilot store operated by each of two or more key retailers across the US. The Company believes that the existing Klever-Kart System can be adapted to meet the requirements of retailers operating in a variety of environments.

Milestone #3:  Establish Strategic Partnerships

     The adoption of the Internet in a variety of industries has created a new paradigm for conducting business in the digital age, offering new methods for conducting commerce, including direct communication with customers and business partners and for alternative means for distributing products and selling services to consumers. In particular, the acceptance of the Internet by other companies into mainstream business and the continued success of other companies' emerging digital enterprises have shifted corporate adoption of the Internet from R&D experimentation to multi-million dollar strategic initiatives across industries. The Company intends to capitalize on this new paradigm by linking initiatives involving many facets of the Company's Klever-Kart System and Klever-Kard Program, including individual stores, retailers and consumer goods companies, their advertising agencies and the Company via the Internet. The company believes that the Klever-Kart System can bring together the Internet and the brick and Mortar store, resulting in a more targeted and focused approach to consumer awareness. National marketing programs are becoming less important to the consumer goods companies and the retailers, while targeted marketing directly to the consumer is increasingly becoming the norm.

     Because of this new paradigm, the Company is actively seeking strategic partners that will further enhance the value and contribution of the Klever-Kart system in the store. Klever Marketing is seeking strategic partners in the area of hardware distribution, wireless communications, content providers and manufacturing.

Milestone #4: Continue to build and expand a quality management team.

     During the year 2001, the Company plans to actively recruit and hire certain key individuals in order to implement the business plan. These positions include:

         --Vice President Sales and Marketing
         --Chief Technical Officer
         --Vice President Business Development
         --Vice President Operations

In addition to the positions noted above, it is anticipated by the Company that as many as 25 other employees may be hired during the course of the year.

Milestone       #5: Secure  Funding for the purchase of equipment to install the
                Klever Kart system into approximately 250 stores and to maintain operations

     Klever Marketing anticipates that the cost to install its systems into approximately 250 stores for the year 2001 will be up to $9,500,000. The Company is in discussions with potential financing sources and intends to raise approximately $20 million with a combination of equity and debt for financing to fund the roll out of the Company's systems within up to 250 stores, (ii) to fund research and development costs (iii) to fund consulting services to bring about international licensing (iv) to fund working capital needs through December 31, 2001. If securities are offered in such financings, they will not be and have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the U.S. absent registration or an applicable exemption from such registration requirements.

Milestone #6:  Build Revenue Stream

     In the year 2000, Klever-Kart was installed in eight Ralphs Grocery Company outlets in Southern California to test and measure the results of the system. The Company then sold advertising to approximately 30 consumer goods companies, which resulted in sales of over 100 branded advertising messages. With the installation of 250 stores during the year 2001, the Company expects to be in a position to sell adversting and receive revenues. As the number of store installations increases, the revenue is expected to grow accordingly.

Additional revenue streams

License

     The Company has held discussions with a number of retailers operating from nine countries outside the United States regarding the potential licensing of the Klever-Kart System for use in various retail environments. The Company expects to complete its initial licensing contract for international use by the first quarter of 2002. The Company has made patent filings in a number of international jurisdictions and expects to accelerate these efforts in conjunction with the international licensing arrangements.

     Liquidity and Capital Resources - The Company requires working capital principally to fund its current research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted Class A Shares. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities. It is anticipated that the Company may have to borrow from certain shareholders or other related parties in order to continue funding day-to-day operations and to continue the Company's development program.

     The Company has borrowed $1.1 million from a shareholder with an interest rate of eight percent (8%) and a due date of May 1, 2001 or within 60 days of demand. This note was amended in principle on March 21, 2001 wherein the interest rate will be changed to ten percent (10%) starting April 1, 2001 and the due date was extended to October 1, 2001. In addition, under the amendment the Company would be allowed, at its option, to convert the note to Common Stock, to be calculated as the weighted average price of the shares for a ten-day trading period prior to the date of conversion.

     Cash flows. Operating activities used cash of $3,422,000 and $1,177,000 for 2000 and 1999 respectively. The increase in the use of cash is due primarily to an increase in general and administrative costs.

     Investing activities have used cash of $87,000 and $471,000 for 2000 and 1999, respectively. Investing activities primarily represent purchases of phase 2 equipment, expenditures for patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

     Financing activities provided cash of $3,309,000 and $1,805,000 for 2000 and 1999, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short-term borrowings.

     Factors That May Affect Future Results - This Item 6 and portion of this report, and Part I, Item 1 of this report, contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance those actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited those identified above under the heading "ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

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

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

     Information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on May 31, 2001 under the captions "Election of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein.



                         ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on May 31, 2001, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee," and "Performance Measurement Comparison," is incorporated by reference herein.



                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

     Information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 31, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 31, 2001, under the caption "Certain Transactions," and is incorporated by reference herein.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report.

1.     Financial Statements
                                                                            Page

Report of Robison, Hill & Co.,
  Independent Certified Public Accountants..................................F-1
Balance Sheets
  December 31, 2000, and 1999...............................................F-2
Statements of Loss
  For the Years Ended December 31, 2000, and 1999...........................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2000, and 1999...........................F-5

Statements of Cash Flows
  For the Years Ended December 31, 2000, and 1999..........................F-10
Notes to Financial Statements
  December 31, 2000, and 1999..............................................F-12

2.     Financial Statement Schedules

     There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.     Exhibits
           The following exhibits are included as part of this report:
Exhibit
Number     Title of Document

3.01 Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation(1)

3.02       Certificate of Designation of Rights, Privileges and Preferences:
           Rights of a Class of Voting Preferred Stock Series 1, of Klever Marketing, Inc., dated February 7, 2000

3.03       Bylaws, as amended


10.01 Employment Agreement between Gerard C. Coelsch and the Registrant dated June 26,1998

10.02 Employment Agreement between Corey Hamilton and the Registrant dated July 24, 2000


10.03 Separation Agreement between Paul G. Begum and the Registrant dated January 8, 2001


10.04      Stock Incentive Plan, effective June 1, 1998

10.05 Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit "A"

       (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997.

       (b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report except as follows:

     (i) On October 12, 2000 the Company filed a report on Form 8-K reporting the addition of two members to the Company's Board of Directors: Corey A. Hamilton, the Company's President, was voted onto the Board on September 12, 2000; and Richard J. Trout, the Company's Interim CFO as of June 16, 2000, was named to the Board on September 25, 2000.

     (ii) On November 28, 2000 the Company filed a report on Form 8-K reporting that the Company ceased operations of its current system in Ralphs Grocery Company stores due to business reasons and not the operations of the current system.

     (ii) On January 10, 2001 the Company filed a report on Form 8-K reporting that the Company had a change in its Board composition. D. Paul Smith was named to the Board of Directors on November 20, 2000 and elected chairman on January 3, 2001. Leonard D. Southwick was also named to the Company's Board on November 20, 2000 and Abel Porter resigned from the Board in July 2000.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KLEVER MARKETING, INC.


         Dated: March 29, 2001              By: _/s/Corey A. Hamilton__________
                                            Corey A. Hamilton President, C.E.O.,
                                                                        Director

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                           Title                            Date

_/s/Corey A. Hamilton____
Corey A. Hamilton               President, C.E.O.                March 29, 2001
                          (Principal Executive, Financial
                           and Accounting Officer)
_/s/Richard J. Trout______
Richard J. Trout                Interim C.F.O.                   March 29, 2001


_/s/D. Paul Smith  _______
D. Paul Smith                   Chairman of the Board            March 29, 2001


_/s/William C. Bailey_____
William C. Bailey               Director                         March 29, 2001


_/s/Michael L. Mills______
Michael L. Mills                Director                         March 29, 2001


_/s/Paul G. Begum________
Paul G. Begum                   Director                         March 29, 2001


_/s/Leonard D. Southwick_
Leonard D. Southwick            Director                         March 29, 2001

                             KLEVER MARKETING, INC.

                                       -:-

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS


                                                                            Page

Independent Auditor's Report.................................................F-1

Balance Sheets
   December 31, 2000 and 1999................................................F-2

Statements of Loss
   For the Years Ended December 31, 2000 and 1999............................F-4

Statement of Stockholders' Equity
   For the Years Ended December 31, 2000 and 1999............................F-5

Statements of Cash flows
   For the Years Ended December 31, 2000 and 1999...........................F-10

Notes to the Financial Statements
   December 31, 2000 and 1999...............................................F-12

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Klever Marketing, Inc.
Salt Lake City, Utah

     We have audited the accompanying balance sheets of Klever Marketing, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.
                                            Respectfully submitted,



                                            /S/ ROBISON, HILL & CO.
                                            Certified Public Accountants
Salt Lake City, Utah
March 12, 2001

                             KLEVER MARKETING, INC.
                                  BALANCE SHEET






                                                            DECEMBER 31,
                                                  -----------------------------
ASSETS .....................................          2000              1999
                                                  -----------       -----------
Current Assets
     Cash ..................................      $     2,870       $   203,232
     Accounts Receivable ...................            8,631              --
     Prepaid Expense .......................            5,000              --
     Shareholder Receivables ...............          103,854            34,892
     Other Assets ..........................           92,339              --
                                                  -----------       -----------
          Total Current Assets .............          212,694           238,124
                                                  -----------       -----------
Fixed Assets
     Office Equipment ......................          155,298            77,279
     Phase 2 Equipment .....................             --             445,330
     Less Accumulated Depreciation .........          (78,663)          (56,798)
                                                  -----------       -----------
          Net Fixed Assets .................           76,635           465,811
                                                  -----------       -----------
Other Assets
     Patents ...............................        2,247,153         2,212,850
     Less Accumulated Amortization .........       (1,477,349)       (1,266,201)
                                                  -----------       -----------
          Net Other Assets .................          769,804           946,649
                                                  -----------       -----------

          Total Assets .....................      $ 1,059,133       $ 1,650,584
                                                  ===========       ===========

                             KLEVER MARKETING, INC.
                                  BALANCE SHEET
                                   (Continued)




                                                             DECEMBER 31,
                                                      --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY ...........          2000            1999
                                                      ----------      ----------
Current Liabilities
     Accounts Payable, Trade ...................      $  192,510      $  401,708
     Accrued Liabilities .......................         166,078         458,563
     Related Party Payables ....................       1,228,750         191,250
     Short-term Notes Payable ..................           8,478         259,115
                                                      ----------      ----------
          Total Current Liabilities ............       1,595,816       1,310,636

Non-Current Liabilities
     Lease Obligation Payable ..................           9,057            --
                                                      ----------      ----------


          Total Liabilities ....................       1,604,873       1,310,636
                                                      ----------      ----------



Stockholders' Equity
  Preferred stock (par value $.01),  2,000,000 shares  authorized  94,191 issued and outstanding December 31, 2000
    and -0- issued and outstanding December 31, 1999           942          --
  Common Stock (Par Value $.01), ...................    20,000,000
    shares  authorized .............................    12,152,768
    shares issued and outstanding  December 31, 2000
    and 11,275,121 shares issued and
    outstanding December 31, 1999 ..................       121,528       112,751
  Common Stock to be issued ........................         4,356         4,589
    Paid in Capital in Excess of Par Value .........    11,546,459     8,375,350
    Retained Deficit ...............................   (12,219,025)   (8,152,742)
                                                      ------------   -----------
          Total Stockholders' Equity ...............      (545,740)      339,948
                                                      ------------   -----------

          Total Liabilities and Stockholders' Equity  $  1,059,133   $ 1,650,584
                                                      ============   ===========




    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                                STATEMENT OF LOSS




                                                       For the Year Ended
                                                          December 31,
                                                  ------------------------------
                                                       2000             1999
                                                  ------------     ------------

Revenue ......................................    $     27,000     $       --
                                                  ------------     ------------

Expenses
  Sales and marketing ........................          83,617
  General and administrative .................       2,312,875        1,015,700
  Research and development ...................       1,830,349          689,558
                                                  ------------     ------------

     Total Expenses ..........................       4,226,841        1,705,258
                                                  ------------     ------------

Other income (expense)
  Interest income ............................          11,764            1,276
  Interest expense ...........................         (68,364)         (30,541)
  Capital gain on sale of investment .........         190,258             --
                                                  ------------     ------------

     Total Other Income (Expense) ............         133,658          (29,265)
                                                  ------------     ------------

Income (Loss) Before Taxes ...................      (4,066,183)      (1,734,523)

Income Taxes .................................             100              100
                                                  ------------     ------------

Net Income (Loss) After Taxes ................    $ (4,066,283)    $ (1,734,623)
                                                  ============     ============
Weighted Average Shares
  Outstanding ................................      11,978,017       11,361,021
                                                  ============     ============

Loss Per Share ...............................    $      (0.34)    $      (0.15)
                                                  ============     ============










   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                            Paid in
                                                                           Common Stock    Capital in
                                          Preferred Stock   Common Stock   to be issued    Excess of  Retained
                                           --------------  --------------
                                           Shares  Amount  Shares  Amount  Shares  Amount  Par Value  Deficit
                                           ------  ------  ------  ------  ------  ------  ---------  -------

Balance at January 1, 1999 .............    --    $ --  10,394,819 $ 103,948 458,918 $4,589 $ 6,625,919 $(6,418,119)

January 1999 shares returned at
   $.67 to $1.58 per share .............    --      --     (62,489)    (624)    --      --     (107,047)       --
January & February 1999 issued
   shares to individuals for cash at
   $2.00 per share .....................    --      --      112,500    1,125    --      --       223,875        --
January & February 1999 issued
   shares to individuals for cash at
   $2.25 per share .....................    --      --      224,444    2,244    --      --       502,755        --
January 1999 shares issued to
   employee for compensation at
   $2.34 per share ....................     --       --       1,328       13    --      --         3,094        --
April & June 1999  issued shares
   to individuals for cash at
    $2.25 to $2.50 per share ...........    --       --      40,689      407    --      --        91,344        --
April 1999 shares issued to
   employee for compensation at
   $1.95 per share .......................  --       --       1,667       17    --      --         3,093        --
June 1999 shares issued for
   exercise of option at $.86
   per share .............................  --       --     231,834    2,318    --      --       197,059        --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)

                                                                                         Paid in
                                                                           Common Stock  Capital in
                                        Preferred Stock  Common Stock      to be issued  Excess of  Retained
                                        --------------- --------------
                                        Shares  Amount  Shares  Amount  Shares  Amount   Par Value   Deficit
                                        ------  ------  ------  ------  -------  ------  ----------  --------
July 1999 shares issued to
   for cash at $2.25 per share ........  --    $--    72,500  $  725     --    $ --    $  162,400  $    --
July & August 1999 shares issued
   to individuals for cash at $2.50
   per share ........................    --     --    78,500     785     --      --       195,465       --
July 1999 issued shares to
   employee for cash at $1.96
    per share .......................... --     --     1,285      13     --      --         2,506       --
August 1999 issued shares to
   individuals for cash at $3.00 per
   share ............................... --     --     5,607      56     --      --        16,764       --
September 1999 shares issued to
   an individual exercise of optio
   at $.52 per share ................... --     --     6,437      64     --      --         3,283       --
September 1999 shares issued to
   an individual for cash at $2.75
   per share ........................... --     --     6,000      60     --      --        16,440       --
October & November 1999 shares
   issued to individuals for cash at
   $2.75 per share ...................  --      --   160,000   1,600     --      --       438,400       --

Net Loss .............................. --      --      --      --       --      --          --   (1,734,623)
                                      ------  ------ --------  ------  --------  -------  ------  ----------

Balance at December 31, 1999 .........  --      -- 11,275,121 112,751  458,918  4,589   8,375,350 (8,152,742)


                             KLEVER MARKETING, INC,
                       STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)


                                                                                       Paid in
                                                                        Common Stock   Capital in
                                        Preferred Stock  Common Stock   to be issued   Excess of    Retained
                                        --------------- --------------
                                        Shares  Amount  Shares  Amount  Shares  Amount  Par Value   Deficit
                                        ------  ------  ------  ------- ------- ------  ---------   ---------


January 2000 shares to company
   for cash at $2.75 per share ........  --    $--     27,273   $ 273      -  $    --    $  74,727   $  --
February 2000 shares issued for
   compensation at $3.99 per share ....  --     --     74,608     746      -       --      296,939      --
February 2000 exercise of stock
   option for cash and note
   receivable at $0.86 per share ......   --     --    579,585   5,796     -       --      492,646      --
February 2000 shares to individual
   for cash at $1.07 per share ......     --     --     28,979    290      -       --       30,718      --
February 2000 shares canceled and
   converted to preferred shares at
   $2.75 per share ..................     --     --   (100,000) (1,000)    -       --     (274,000)     --
January & February 2000 shares
   issued to companies for cash
   at $26 per share ...............    5,769    57      --        --               --         --    149,943
February 2000 shares converted
   from common shares at $26
   per share ......................   10,576   106      --        --       -       --      274,894      --
February 2000 conversion of note
   payable to preferred shares at $26  9,615    96      --        --       -       --      249,904      --
February 2000 shares issued to
   company for cash at $26 per
   share .............................21,285   213      --        --       -       --      553,162      --


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                       Paid in
                                                                        Common Stock   Capital in
                                        Preferred Stock  Common Stock   to be issued   Excess of  Retained
                                        --------------- --------------
                                        Shares  Amount  Shares  Amount  Shares  Amount  Par Value Deficit
                                        ------- ------- ------  ------  ----  -------   --------- --------


January 2000 shares to company
March 2000 shares issued to
   company for accounts payable
   at $3.00 per share .................     --    $ --     2,603  $ 26     --     $--     7,783      --
March 2000 shares issued to
   individual for cash at $2.75
   per share ..........................     --      --    10,909   109     --      --    29,891      --
April 2000 exercise of stock option
   by individual for cash at $1.07
   per share ..........................     --      --    18,193   182     --      --    19,285      --
April 2000 shares issued to
   company for cash at $2.50 per
   share ..............................     --      --    40,312   403     --      --   100,377      --
May 2000 shares issued to
   company for cash at $2.75 per
   share ..............................     --      --    54,546   546     --      --   149,455      --
May 2000 shares issued to
   companies for accounts payable
   at $2.75 per share .................     --      --     6,885    69     --      --    18,866      --
May 2000 paid-in capital from
   treasury stock transaction .........     --      --      --     --      --      --     5,980      --
May 2000 shares issued to
   individual that were paid for in
   1997                                     --      --    23,334   233  (23,334)  (233)     --       --
May 2000 shares issued to


                             KLEVER MARKETING, INC,
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)



                                                                                       Paid in
                                                                        Common Stock   Capital in
                                        Preferred Stock  Common Stock   to be issued   Excess of   Retained
                                        --------------- --------------
                                        Shares  Amount  Shares  Amount  Shares  Amount  Par Value  Deficit
                                        ------  ------  ------  ------- ------  ------  ---------  ---------
January 2000 shares to company
March 2000 shares issued to
   company for cash at $26.00 per
   share .............................  5,769  $ 58      --   $    --      --    $ --     $149,942   $   --
July 2000 shares issued to
   individuals for cash at $1.07
   per share ........................... --     --     68,744      687     --      --       72,869       --
July 2000 paid-in capital from
   treasury stock transaction ...........--     --        --        --     --      --       10,200       --
September 2000 stock issued to
   company for cash at $17.00 per
   share ..............................41,177   412       --        --     --      --      699,588       --
November & December 2000
   shares issued to individuals for
   cash at $1.50 to $1.56 per share .    --     --      48,979      490    --      --       74,717       --
December 2000 shares issued to
   individual for legal services at
   $0.89 per share ..................    --     --       2,697       27    --      --        2,373        --
December 2000 shares returned at
   $1.73 to $2.12 per share .........    --     --    (10,000)     (100)   --      --      (19,150)       --

Net Loss ............................    --     --        --        --     --      --          --   (4,066,283)
                                        ----  ------   -------   -------  ------  --------  -------- ----------

Balance December 31, 2000 ............ 94,191 $942   12,152,768 $ 121,528 435,584 $4,356 $11,546,459 $(12,219,025)
                                       ====  ======  =========   ======== ======= ======= ========== =============

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                                 For the Year ended
                                                                    December 31,
                                                               -------------------------
                                                                  2000          1999
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ......................................................$(4,066,283)  $(1,734,623)
Adjustments used to reconcile net loss to net cash provided
 by (used in) operating activities:
  Stock issued for general and administrative ...................   603,777        49,999
  Stock issued for patents and equipment .........................   16,189          --
  Write-off of research and development equipment ..................445,330          --
  Stock issued for account payable ................................. 18,935         6,218
  Stock issued for interest expense ..............................   20,400          --
  Depreciation and amortization ....................................233,404       217,454
  (Increase) decrease in accounts receivable ....................... (8,631)         --
  (Increase) decrease in shareholder receivable .................. ( 69,712)      101,928
  (Increase) decrease in other assets & prepaid expense ........... (97,339)         --
  Increase (decrease) in accounts payable .........................(209,197)     (211,372)
  Increase (decrease) in lease obligation payable ..............      9,057          --
  Increase (decrease) in accrued liabilities ..................... (293,122)      393,505
                                                                  -----------   -----------
Net Cash Used in Operating Activities ........................... (3,397,192)   (1,176,891)
                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net ............................. $   (78,019)  $  (455,790)
Acquisition of patents ............................................. (34,303)      (14,740)
                                                                  -----------   -----------
Net Cash Used by Investing Activities ..............................(112,322)     (470,530)
                                                                   ===========   ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds capital stock issued ...................................... 2,521,652     1,702,017
Proceeds from loans ..............................................   1,062,500       265,328
Conversion of note payable to preferred stock ......................  (250,000)         --
Stock issued for note payable .....................................    (25,000)         --
Principle payments on lease obligations ...........................       --        ( 6,213)
Cash payments on notes payable ......................................     --        (155,850)
                                                                     ---------   -----------
Net Cash Provided by Financing Activities ...........................3,309,152     1,805,282
                                                                   -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents ................(200,362)      157,861
Cash and Cash Equivalents at Beginning of the Year .................  203,232        45,371
                                                                   -----------   -----------
Cash and Cash Equivalents at End of the Year .................... $     2,870   $   203,232
                                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest ......................................................... $    14,731   $     7,119
Income Taxes ...................................................   $       100   $       100

                                     F - 10

                              KLEVER MARKETING, INC
                             STATEMENT OF CASH FLOWS
                                   (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

o During January 1999, the Company issued 22,222 shares in exchange for accounts payable of $49,999.
o During February 1999, the Company issued 2,995 shares for employee compensation of $6,218.
o During February 2000, the Company issued 74,608 shares of common stock for employee compensation of $297,686.
o During February 2000, the Company issued 579,585 shares of common stock for employee compensation of $306,667.
o During March 2000, the Company issued 2,603 shares of common stock in exchange for accounts payable of $7,809.
o During May 2000, the Company issued 18,193 shares of common stock in exchange for interest payable of $19,467.
o During May 2000, the Company issued 4,529 shares of common stock in exchange for accounts payable of $12,455.
o During May 2000, the Company issued 2,356 shares of common stock in exchange for accounts payable of $6,480.
o During May 2000, the company issued 2,000 shares of common stock held in the treasury in exchange for a forklift.
o During December 2000, the Company issued 2,697 shares of common stock in exchange for legal expenses of $2,400.
o During December 2000, 10,000 shares of common stock were returned to the Company.











                 The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999


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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999
                                   (Continued)


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

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                       Per-Share
                                    Loss             Share              Amount

                                       For the year ended December 31, 2000

Basic Earnings per Share
Income available to common
shareholders                     $ (4,068,905)    11,978,017       $     (0.34)
                                 =============  ===============    =============


                                      For the year ended December 31, 1999

Basic Earnings per Share
Income available to common
shareholders                   $  (1,734,623)     11,361,021      $      (0.15)
                               ================  ===============   =============


     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended December 31, 2000 and 1999 are not presented as it would be anti-dilutive.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999
                                   (Continued)

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

Other Current Assets

     During 2000, the Company purchased supplies of batteries and parts related to research and development of the Klever-Kart System. These supplies are carried at fair market value on the balance sheet. Due to technological changes, these supplies have become obsolete. The parts supplies were sold in January 2001.

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $12,000,000 expiring in years 2007 through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 3 - LEASE COMMITMENT
     The Company currently leases 5,272 square feet of office space from Tree of Stars, Inc./P.D.O. on a month to month basis. The lease payments are $73,812 per year.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999
                                   (Continued)

NOTE 3 - LEASE COMMITMENT (continued)

     The Company has also entered into lease agreements for the rental of an automobile and various computer equipment. These leases expire between March 2001 and September 2003. The total monthly lease payments due on the above leases is $1,808.

     During 2000, the Company entered into a financing agreement for the purchase of a laser printer. The payments on this agreement are $312 per month for a term of 36 months.

The minimum future lease payments under these lease for the next five years are:


              Year Ended December 31,
         ---------------------------------
           2001                                          $          12,108
           2002                                                      5,160
           2003                                                      4,182
           2004                                                          -
           2005                                                          -
                                                             -----------------
           Total minimum future lease payments            $          21,450
                                                             =================

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

     During the years ended December 31, 2000 and 1999, the Company expended $1,852,903 and $689,558, respectively for research and development of the technology involved with its patents.

     Due to technological changes during 2000, the Company decided to write-off and expense research and development equipment that had been previously capitalized. The total expense from this write-off is $1,282,845.

NOTE 5- RELATED PARTY TRANSACTIONS
     During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 2000, principle payments of $155,850 and $62,500 were paid toward these loans.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999
                                   (Continued)

NOTE 5- RELATED PARTY TRANSACTIONS (continued)

     During the year ended December 31, 2000, a shareholder loaned the Company $1,100,000. This loan is secured by the Company's inventory, accounts receivable, equipment and any proceeds related to these assets. This note is payable within one year plus interest at 8% per annum. The total balance of notes payable due as of December 31, 2000 is $1,228,750.

     On February 1, 2000 an accrued liability in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of December 31, 2000, the total balance on the note receivable is $93,904.

NOTE 6- STOCK OPTIONS

     The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options had been granted under the Plan. Compensation expense charged to operations in 2000 and 1999 is $297,686 and $24,010. The following is a summary of transactions:

                                                Shares Under Option
                                    --------------------------------------------
                                                   December 31,
                                    --------------------------------------------
                                          2000                    1999
                                    ---------------------   --------------------
Outstanding, beginning of year               2,898,098              1,675,355
Granted during the year                      864,151              1,284,641
Canceled during the year                     (361,699)                     -
Exercised during the year                    (715,501)               (61,937)
                                    ---------------------   --------------------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share)        2,685,049              2,898,059
                                    =====================   ====================

Eligible, end of year for exercise
currently (at prices ranging from
$.86 to $3.61 per share)                    2,055,752              2,898,059
                                    =====================   ====================

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999
                                   (Continued)

NOTE 7 - PREFERRED STOCK

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND1999
                                   (Continued)

NOTE 8 - SUBSEQUENT EVENTS

     On January 4, 2001, the Company borrowed cash of $150,000 from a shareholder.

     On January 4, 2001, $250,000 in notes payable was converted to 37,879 shares of Class A Preferred Stock Series 1.

     On February 9, 2001, the Company borrowed cash of $90,000 from a shareholder.

     On February 20, 2001, the Company borrowed $50,000 from a member of the Board of Directors. This loan was repaid on February 26, 2001.

     On February 27, 2001, the Company borrowed $100,000 from a shareholder.

     On February 28, 2001, the Company borrowed $50,000 from a shareholder.