Form 10KSB/A
period 2000-12-31
KLEVER MARKETING INC
filed 2001-05-01
CIK 866439

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

                          Common Stock Par Value $0.01

                                (Title of class)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

                                                  Total pages:    [32]
                                                                  ------

                                           Exhibit Index Page:    [30]
                                                                  -------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $ 27,000
                                                              --------

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

                  NONE

     This 10-KSB/A Amendment No. 1, amends the following sections of the 10-KSB:
(a) Cover Page, (b) Part II, Item 5; (c) Part III, Item 9; (d) Part III, Item 10; (e) Part III, Item 11; (f) Part III, Item 12; (g) Part III, Item 13
paragraph 1, financial statement notes 7 and 8; and (h) Part III, Item 13 paragraph 3(a), Exhibits 3.02 (amended) and 3.03 (numbering corrected from 3.02 to 3.03); and paragraph 3(b), reports on Form 8-K (report filed in 2001 deleted)

     Transitional  Small  Business  Disclosure  Format  (check one):  Yes ; No X

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item Number and Caption                                                    Page
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 1.     Description of Business                                            4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 2.     Description of Property                                           10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 3.     Legal Proceedings                                                 10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 4.     Submission of Matters to a Vote of Security Holders               10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PART II
-------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 5.     Market for Common Equity and Related Stockholder Matters          10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 6.     Management's Discussion and Analysis or Plan of Operations        12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 7.      Financial Statements                                             17
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 8.      Changes in and Disagreements With Accountants on Accounting and
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 10.   Executive Compensation                                             22
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 11.   Security Ownership of Certain Beneficial Owners and Management     27
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 12.   Certain Relationships and Related Transactions                     29
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 13.   Exhibits and Reports on Form 8-K                                   30
--------------------------------------------------------------------------------

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

Distribution Methods of the Products or Services

     Klever Marketing has developed - and patented - a wireless communication platform for delivering ads to grocery and mass-merchandise shoppers at the Point-of-Selection in the store. Using a small PDA-like device attached to the shopping cart handle, the Klever-Kart system is triggered to sound a chime and display an advertisement or promotion when the cart approaches the area where the featured product is shelved. When not near a trigger point, the Klever-Kart can display advertisements for a range of participating products or local merchants. Recent pilot tests have shown an average 35% increase in sales of products featured on Klever-Karts without discounted pricing. Klever Kart is aimed at reaching buyers when they are reaching for the product on the shelf, something which the Company believes no other presently available in-store marketing system can do.

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



                         Competitive Product Assessment

------------------------------------------------- ----------------- ----------------- ----------------
                    Feature                         Klever-Kart         Catalina       News America
------------------------------------------------- ----------------- ----------------- ----------------
Point-of-Selection                                      |X|                                 |X|
------------------------------------------------- ----------------- ----------------- ----------------
Audio                                                   |X|                                 |X|
------------------------------------------------- ----------------- ----------------- ----------------
Video                                                   |X|
------------------------------------------------- ----------------- ----------------- ----------------
Shelf Sign                                              |X|                                 |X|
------------------------------------------------- ----------------- ----------------- ----------------
Flashing Light                                          |X|                                 |X|
------------------------------------------------- ----------------- ----------------- ----------------
Perpetual In-store Scrolled Advertising                 |X|
------------------------------------------------- ----------------- ----------------- ----------------
Store Directory                                         |X|
------------------------------------------------- ----------------- ----------------- ----------------
Bolded Brand Listings                                   |X|
------------------------------------------------- ----------------- ----------------- ----------------
Cross-Category Triggering                               |X|               |X|
------------------------------------------------- ----------------- ----------------- ----------------
Competitive Triggering                                  |X|               |X|
------------------------------------------------- ----------------- ----------------- ----------------
Animation Capability                                    |X|
------------------------------------------------- ----------------- ----------------- ----------------
Paper Coupon                                                              |X|               |X|
------------------------------------------------- ----------------- ----------------- ----------------
Electronic Coupon(1)                                    |X|
------------------------------------------------- ----------------- ----------------- ----------------
Frequent Shopper-Specific Messages                      |X|               |X|
------------------------------------------------- ----------------- ----------------- ----------------
Average Incremental Product Movement                   35%(2)           24.0%(3)          15%(4)
------------------------------------------------- ----------------- ----------------- ----------------


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



                   Klever Marketing Patent Rights and Licenses

---------------------- -------------- --------------- -------------- ------------------------------------------
                        U.S. Patent                                   Patent Numbers Filed Outside the United
     Patent Name          Numbers       Issue Date     Expiry Date                    States
---------------------- -------------- --------------- -------------- ------------------------------------------
---------------------- -------------- --------------- -------------- ------------------------------------------



Shoppers
Communication            4,882,724       11-21-89       11-21-06     Canada - 1317347, 1332848
System and Process       5,630,068       5-13-97         5-13-14
---------------------- -------------- --------------- -------------- ------------------------------------------
---------------------- -------------- --------------- -------------- ------------------------------------------
Shopping Cart
Display System           4,973,952       11-27-90       11-27-07     Argentina - 242676
                         5,287,266        2-15-94        2-15-11     Australia - 616917,636809, 635169, 633457
                         5,295,064        3-15-94        3-15-11     Brazil - PI8807216
                                                                     Canada - 1300235, 1322577, 133367
                                                                     France - 0335931
                                                                     Germany - 0335931
                                                                     Italy - 0335931
                                                                     Great Britain - 0335931
                                                                     Japan - 2743340
---------------------- -------------- --------------- -------------- ------------------------------------------
---------------------- -------------- --------------- -------------- ------------------------------------------
Instant Electronic
Coupon Verification
System                   5,420,606       5-30-95         9-20-13     Canada - 2117716
                                                                     Great Britain - 2282253
                                                                     Japan - 2712139
                                                                     Germany - 4433569
                                                                     Republic of China - NI-109525
---------------------- -------------- --------------- -------------- ------------------------------------------
---------------------- -------------- --------------- -------------- ------------------------------------------
                         5,703,564       12-30-97       12-10-14
---------------------- -------------- --------------- -------------- ------------------------------------------



Mobile Advertising
Device with
Electronic
Transmission
Capabilities
---------------------- -------------- --------------- -------------- ------------------------------------------
Automated Shopping       6,177,880       01-23-01        01-23-
Cart Handle
---------------------- -------------- --------------- -------------- ------------------------------------------




                Klever Marketing(TM) Trademarks and Service Marks
------------------------------------- -------------------------------------------------------------
Other Intellectual Property            Detail

------------------------------------- -------------------------------------------------------------

Service Marks (SM)                    "Klever-KardSM", BrandKastingSM
------------------------------------- -------------------------------------------------------------
------------------------------------- -------------------------------------------------------------

Trademarks (TM)                       "Klever-Net(TM)", "Klever Marketing(TM)", WWRW(TM), World Wide
                                      Retail Web(TM)
------------------------------------- -------------------------------------------------------------
------------------------------------- -------------------------------------------------------------

Registered ((R)) Trademark            "Klever-Kart(R)",  "Point- of- Selection(R)", "Sight + Sound =
                                      Product Movement(R)"
------------------------------------- -------------------------------------------------------------


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

     The following table sets forth the high and low bid of the Company's common stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

--------------------------------------------------------------------------------
 1999:                                                High                 Low
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
First Quarter                                         $2.88               $1.50
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Second Quarter                                        $2.38               $1.50
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Third Quarter                                         $4.44               $2.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Fourth Quarter                                        $4.13               $1.50
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 2000:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
First Quarter                                         $4.25               $1.88
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Second Quarter                                        $3.67               $2.06
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Third Quarter                                         $2.50               $1.13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Fourth Quarter                                        $1.53               $0.38
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Recent Sales of Unregistered Securities.

     The Company sold 877,647 shares of common stock and 94,191 shares of preferred stock (defined below as "Class A, Series 1 Shares") during 2000. All of such stock was sold in private placements to accredited investors directly by the Company without an underwriter in transactions exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. The total offering price of such securities was $3,180,828. No underwriting commissions were paid. (See Part II Item 6, Part III Item 13, Financial Statements, Statement of Stockholders' Equity, pages F - 5 through F -
9).

     On February 7, 2000 the Board of Directors authorized and established the Class A Voting Preferred Stock ("Class A Shares") and Series 1 of such Class A ("Class A, Series 1 Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consists of 1,000,000 shares, 250,000 shares thereof are designated as Class A, Series 1 Shares. Subsequent Class A Shares, Series 2 and Series 3 have been authorized and established each thereof designating 125,000 shares for each Series (respectively, the "Class A, Series 2 Shares" and the "Class A, Series 3 Shares"). (See Part III, Item 13,
Exhibit 3.02.)

     Each Class A Share is convertible at the option of the holder at any time into such number of shares of Common Stock as is determined by dividing the issue price by the conversion price then in effect. Based on the initial conversion price, each Class A Share had a conversion rate of one Class A Share to ten shares of Common Stock. The rate of conversion is subject to changes based upon an anti-dilution formula.

     Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20, $1.44 and $0.56 per share per annum, respectively, for Series 1, 2 and 3, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares of the same Series, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

     Class A Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The holders of Class A Shares shall vote with the holders of Common Stock and not as a separate class.

     Each Class A, Series 1, 2 and 3 Share carries a liquidation preference, respectively, of $26, $17 and $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

     Class A, Series 1, 2 and 3 Shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002, March 24, 2004 and July 2, 2004, respectively. The redemption price shall be the same as the liquidation preference for such Share.

     If dividends on the Class A Shares, have not been paid for any period, then until all unpaid dividends thereon are paid or set apart for payment, the Company may not pay, declare or set apart any dividend or other distribution of its shares of Common Stock or other shares junior to the Class A Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares.

(See also Part III Item 13. Financial  Statements,  Note 7- Preferred Stock, and
Note 8 - Subsequent Events).

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


                                    PART III

               ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Directors and Executive Officers

The names, ages as of March 31, 2001, and certain information concerning the members of the Board of Directors and the executive officers of the Company are set forth below.

            Name       Age                            Position
Corey A. Hamilton      43          Director and President, Chief Executive
                                   Officer
Richard J. Trout       44          Director and Interim Chief Financial Officer
D. Paul Smith          54          Director and Chairman
William C. Bailey      66          Director
Michael L. Mills       38          Director
Paul G. Begum          62          Director
Leonard D. Southwick   47          Director

     The Board of Directors currently consists of seven persons. Directors are elected annually by the Company's stockholders at each annual meeting, and serve until the next annual meeting and until their successors are elected and shall have qualified.

     Corey A. Hamilton became President in May 2000 and Chief Executive Officer in December 2000 and has served as a director of the Company since September 2000. Prior to becoming President and Chief Executive Officer, Mr. Hamilton served as the Company's Vice President of Sales and Marketing since September 1999 until May 2000. Mr. Hamilton joined Klever with over twenty years of marketing and sales industry expertise including sales experience with Fortune 100 manufacturers and leading retailers. Throughout his 20-year career, Mr. Hamilton has filled various executive marketing and sales positions. His responsibilities included strategic marketing, national sales, client relationship management and P & L management. He also served as Vice President/Division Manager with PIA Merchandising Company for several years. Mr. Hamilton spent ten years at Pepsi-Cola Company, six years with Johnson & Johnson and a year with Huffy Service First, Inc. His experience at these companies included responsibilities as Vice President retail operations, Vice President franchise operations, director of sales & marketing, trade development manager, and district sales manager. His experience involved relationships with all of the major consumer goods companies and retailers including, but not limited to, Frito Lay, Quaker Oats, Alberto Culver, Kroger and HEB.

     Richard J. Trout became the Company's Interim Chief Financial Officer in June 2000 and a director on the Board in September 2000. In the capacity of the Company's CFO, Mr. Trout will work side-by-side with Mr. Hamilton to facilitate the Company's plans for funding, M & A activity, strategic positioning and various other financial planning and reporting functions. Mr. Trout comes to Klever Marketing with a strong financial background working for Western Financial Bank in California as a Vice President for 12 years. For the past three years he has been the CFO and an active board member for Olson Farms Inc.

     D. Paul Smith became Chairman of the Board in January 2001 and has served as director of the Company since November 2000. Mr. Smith has been an ongoing financial advisor to the Company for the past five years and has played an active part in the development of the Company's business plan. Mr. Smith is Chief Financial Officer for the Arbinger Institute.

     William C. Bailey was elected as a director of the Company in June 1994. Mr. Bailey is President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies. Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association's President in 1978 and again in 1990. He received the industry's first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989. He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust. He is a member of the Board of Trustees for the Utah Opera, currently serving as Chairman of the Board. He has been a member of the Board of Directors for KUED 1990-1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah's Fine Art's Advisory Board. He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

     Michael L. Mills was elected as a director of the Company in December 1998. Mr. Mills is President/CEO of Olson Farms, Inc., a diversified agricultural and real estate holding company with operations throughout the western United States. Olson Farms, Inc. deals primarily in the production, processing, and distribution of eggs, with headquarters in Ontario, California. Mr. Mills has been with Olson Farms, Inc. since 1989. Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah summa cum laude in accounting and math.

     Paul G. Begum is the Company's founder. Mr. Begum has served in the capacities of Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Begum's professional experience includes service as President and CEO of Hi Tiger International, Inc., the parent company of a major regional Internet provider that was acquired by AvTel Communications, Inc. in 1996. Mr. Begum has owned and successfully operated The Windchimer Restaurants, a Southern California restaurant chain, which he sold in the late 1970s. Additionally, Mr. Begum has over twenty years of real estate investment experience, in both investment management and commercial real estate sales.

     Leonard D. Southwick became a member of the Company's Board in January 2001. Mr. Southwick is currently Vice President and Director of Operations of the Riverside Metro Auto Group in Southern California and also a director on the Olson Farms Board. Mr. Southwick provides a successful history of managerial experience in the planning and execution of high growth operations.

Executive Officers

     The Company's executive officers consist of the Corey A. Hamilton and Richard J. Trout, whose titles and business experience are described above.


Board Committees and Attendance at Meetings

     During the fiscal year ended December 31, 2000, the Board of Directors held a total of eleven meetings. The standing committees of the Board of Directors are the Compliance Committee, the Compensation Committee, the Budget Committee and the Strategic Planning Committee.

     The Compliance and Audit Committee is composed of Richard J. Trout, Chairman, Michael L. Mills, D. Paul Smith, Kris Burt, the Company's Controller, and StacyAnn L. Hoerner, the Company's Corporate Secretary. The Compliance and Audit Committee's functions include: assuring the Company is in compliance with all Federal and State laws and assuring all the Company's internal rules and regulations, as set forth in the By-laws, Operating Agreement, and Certificate of Incorporation, are followed and enforced; meeting with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial results for the year as reported in the Company's financial statements; recommending to the Board of Directors the independent auditors to be retained for the ensuing year; and receiving and considering the auditors' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Compliance and Audit Committee was formed in late November 2000 and met once during the course of the 2000 fiscal year.

     The Compensation Committee is composed of Michael L. Mills, Chairman, William C. Bailey, and Richard J. Trout. The Compensation Committee's functions include: assuring that the Company's human resource policies are effective in attracting, retaining, and developing outstanding executive talent; assuring that the Company has succession plans for senior management positions; assuring that the Company's total compensation program supports the Company's business goals and strategies, reinforces desired corporate behaviors, and properly recognizes performance; and assuring that the Company's compensation levels are internally equitable and externally competitive. The Compensation Committee was formed in late November 2000 and met two times during the course of the 2000 fiscal year.

     The Budget Committee is composed of Richard J. Trout, Chairman, Corey A. Hamilton, D. Paul Smith, and Kris Burt, the Company's Controller. The Budget Committee's functions include: approving the nature and scope of services performed by the independent accountants and reviewing the range of fees for such services; conferring with the independent accountants and reviewing the results of their audit; and reviewing the Company's internal auditing, accounting and financial controls. The Budget Committee was formed in late November 2000 and met once during the course of the 2000 fiscal year.

     The Strategic Planning Committee is composed of Corey A. Hamilton, Chairman, William C. Bailey, and Richard J. Trout. The Strategic Planning Committee's functions include: analyzing the applicable market for the Company's products and giving recommendations to the Board of Directors on the best methods and approach in which to market the Company's products. The Strategic Planning Committee was formed in late November 2000 and did not meet during the course of the 2000 fiscal year.

     During 2000, each member of the Board of Directors, attended at least 75% of the meetings of the Board, and of the committees on which such director served, held during the period for which he was a director or committee member, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission reports regarding initial ownership and changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2000, the Company believes that all reporting persons complied with all Section 16(a) filing requirements, except as follows: the Estate of Peter Dean Olson filed a late Form 3; and Paul G. Begum missed three Form 4 filings for four transactions during the last fiscal year and also missed sixteen Form 4 filings for thirty-eight transactions from 1996 through 1999. Mr. Begum's noncompliance with the requirements of Section 16(a) was uncovered during an audit after Paul G. Begum's resignation from the Company. The Company was unaware of the noncompliance prior to the investigation.



                         ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

     The Board of Directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment will preclude any director from serving the Company in any other capacity and receiving compensation therefore. Members of special or standing committees are allowed like compensation for attending committee meetings.

     The non-employee directors have not received any cash compensation for the past fiscal year. The directors have been granted options on January 26, 2001 for 100,000 common shares each. Each option is contingent upon the directors remaining on the Board for an entire year after the grant date. Each option vests on January 26, 2002 and expires January 26, 2004.

Compensation of Executive Officers

     The following table sets forth, for the fiscal year ended December 31, 2000, certain compensation, including salary, bonuses, stock options and certain other compensation, awarded or paid to, or earned by, the Company's Chief Executive Officer and the Company's former Chief Executive Officer.



----------------------------- ------- ----------------------------------------------------------- ---------------------------
          Name and                                       Annual Compensation                        Long-Term Compensation
     Principal Position        Year                                                                         Awards
----------------------------- ------- ----------------------------------------------------------- ---------------------------
----------------------------- ------- ----------------- ------------------- --------------------- ---------------------------
                                                                                Other Annual        Securities Underlying
                                         Salary ($)         Bonus ($)         Compensation ($)           Options (#)
----------------------------- ------- ----------------- ------------------- --------------------- ---------------------------
----------------------------- ------- ----------------- ------------------- --------------------- ---------------------------
     Corey A. Hamilton         2000       126,875              0.00                 0.00                   200,000
       President/CEO           1999       23,5381              0.00                 0.00                   100,000
----------------------------- ------- ----------------- ------------------- --------------------- ---------------------------
----------------------------- ------- ----------------- ------------------- --------------------- ---------------------------
       Paul G. Begum           2000       96,7802              0.00               33,1912                     0
    Former Chairman/CEO        1999       72,0002             17,500              185,3862                 237,000
                               1998       72,0002             14,000              88,0892                     0
----------------------------- ------- ----------------- ------------------- --------------------- ---------------------------

1 Corey A. Hamilton joined the Company in September 1999 as the Vice President of Sales and Marketing. In May of 2000, Mr. Hamilton was named President, and later was named Chief Executive Officer upon Paul G. Begum's resignation in December 2000.
2 Paul G. Begum resigned as Chief Executive Officer in December 2000 and ceased acting as Chairman in January 2001, however remains a director of the Board. In addition to the compensation noted above, Mr. Begum applied $33,191, $185,386, and $88,089 in 2000, 1999, and 1998 respectively for an exercise of a Company stock option and also signed a note in February 2000 for that option for the balance of $191,776; the note was paid down to $93,876 as of December 31, 2000.

Corey A. Hamilton Employment Agreement

     In July 2000, an Employment Agreement was entered into between the Company and Corey A. Hamilton. The agreement sets forth the mutual covenants and conditions of Mr. Hamilton's employment. Namely, the agreement states that the Company will employ Mr. Hamilton as the President of the Company to perform such duties generally associated with such office. In such capacity, Mr. Hamilton will report to and be under direct supervision of Paul G. Begum, the Company's then-current Chief Executive Officer. Upon Mr. Begum's resignation, see below, Mr. Hamilton was also named the Company's Chief Executive Officer.

     The Compensation Committee recommended that the Board ratify Corey A. Hamilton's contract at a base salary of $150,000 through July 2001 and name him President/Chief Executive Officer. In addition, the Committee recommended granting a 100,000-share option with the strike price being the weighted average for the last 10 days from the date of the Board Meeting (October 27, 2000). The option is to vest as follows: 50,000 shares shall vest in one year (October 27, 2001), and the remaining 50,000 shall vest in two years (October 27, 2002). The option shall expire October 27, 2003. If the Company were to have a change in control defined as a merger or were to be acquired, the shares will vest immediately.

Paul G. Begum Separation Agreement

     In January 2001, a Separation Agreement was entered into between the Company, Paul G. Begum, PSF, Inc., a Utah corporation, and Tree of Stars, Inc., a Nevada corporation. The agreement sets forth the terms and conditions of Mr. Begum's resignation and termination. Namely, the Company agrees to the following: First, the Company agrees to pay all business expenses charged to Mr. Begum's Advanta credit card in the approximate amount of $26,000 Second, the Company agrees to pay Mr. Begum $20,000 in cash and reduce the principal amount owing under the PSF, Inc. Note by $13,000. Third, the Company agrees to make all lease payments through the end of the lease term on the Lexus vehicle Mr. Begum is currently using, at which time Mr. Begum will be responsible to either purchase the vehicle personally or return the vehicle pursuant to the lease. To the extent the lease payments exceed $500.00 per month, Mr. Begum will reimburse the Company the excess amount upon written notice by the Company. Fourth, the Company agrees to continue to make all lease payments through the end of the lease term on the laptop computer Mr. Begum is currently using, at which time Mr. Begum will comply with the lease with respect to disposition of the laptop computer. Fifth, the Company agreed to hire Mr. Begum as a consultant for seven months following the execution of the separation agreement. Mr. Begum would be paid $6,500.00 per month for seven months as a consulting fee. The Company agrees to cooperate with Mr. Begum's fundraising activities by providing promotional materials and having a Company representative attend the fundraising activities. Sixth, the separation agreement states that Mr. Begum is personally responsible for his medical insurance premiums effective January 1, 2001. Seventh, Mr. Begum is responsible to transfer the cellular phone he is currently using into his personal name and is responsible to pay all charges relating to such telephone service from and after January 4, 2001. Eighth, The Company will reimburse Mr. Begum for attorneys' fees and legal expenses that he has personally incurred, but only up to a maximum of $3,000. Ninth, the Company agrees to continue to reimburse Mr. Begum for all travel and related expenses incurred in connection with fundraising activities for the Company so long as such expenses are authorized and approved by the Company in advance. Lastly, Mr. Begum has the right, prior to July 31, 2001, to surrender to the Company 100,000 shares of the Company's Common Stock owned by PSF, Inc. in full satisfaction of all amounts owing under the PSF, Inc. Note.

Gerard C. Coelsch Employment Agreement

     In June 1998, an Employment Agreement was entered into between the Company and Gerald C. Coelsch. The agreement sets forth the mutual covenants and conditions of Mr. Hamilton's employment. Namely, the agreement states that the Company would have employed Mr. Coelsch for a one-year period beginning on July 6, 1998 and ending on July 8, 1999 (the "First Contract Year"). If the Company obtained a binding commitment to raise capital, or did in fact raise capital, in an amount of at least $5,000,000, through a private or public offering, or the Board of Directors approved any other funding method, during the First Contract Year, the term of Mr. Coelsch's employment would have automatically extended for a two year period (the "Extension Period"). The Extension period would have begun on the date that the Company first obtained such binding commitment for capital or first raises such capital, whichever occurred first, or the date the Board of Directors approved such other funding method, provided such funding transaction was ultimately consummated. Mr. Coelsch's term of employment would have automatically renewed for additional one-year terms unless, at least sixty
(60) days prior to the expiration of the current term, either Mr. Coelsch or the Company provided written notice to the other party that such party was terminating the employment of Mr. Coelsch.

     Mr. Coelsch was to assume the office of President and Chief Operating Officer of the Company. Mr. Coelsch would have been paid an annual salary of $200,000, unless mutually agreed by Mr. Coelsch and the Company to adjust Mr. Coelsch's salary. Additionally, Mr. Coelsch would have received or been paid cash bonuses, moving expenses, rent payments during the first twelve months of the agreement, travel allowance for the first two months of the agreement for two round-trip air tickets from Jacksonville, Florida to Salt Lake City, Utah, vacation and other fringe benefits. Additionally, Mr. Coelsch was granted the option to purchase 400,000 shares of Common Stock of the Company. If the Company obtained a binding commitment to raise capital, or did in fact raise capital, in an amount of at least $5,000,000.00, through a private or public offering, then the Company agreed to grant Mr. Coelsch an additional option as follows: (i) if the price per share in such private or public offering was at least $4.00 per share, the additional option would be for 50,000 shares (for an aggregate of 450,000 shares subject to the option and additional option; and (ii) if the price per share in such private or public offering was at least $4.50 per share, an additional 50,000 shares will be subject to the additional option (for an aggregate of 500,000 shares subject to the option and additional option).

Gerard C. Coelsch Separation Agreement

     In May 1999, a Separation Agreement was entered into between the Company and Gerard C. Coelsch. The agreement set forth the terms and conditions of Mr. Coelsch's resignation and termination. Namely, the Company agreed to the following.

     First, the Company agreed to pay $41,184 in cash for accrued salary. Second, the Company agreed to pay Mr. Coelsch $6,000 reimbursement for legal expenses. Third, the Company agreed to pay Mr. Coelsch $3,567 for unused vacation days. Fourth, the 175,000 options granted to Mr. Coelsch became immediately exercisable and the Company agreed to grant Mr. Coelsch an additional 25,000 options which were immediately exercisable, provided however that all 200,000 options were $2.50 per share and the options were not assignable by Mr. Coelsch by operation of law or otherwise except pursuant to inheritance, or a merger of the Company with a company which is not an affiliate of the Company and in which the Company is not the surviving company. Lastly, the Company agreed to continue to list Mr. Coelsch on its healthcare and dental plans as a terminated employee though November 30, 1999 or until notified by Mr. Coelsch that such coverage is not desired. Mr. Coelsch was responsible for the premiums paid by the Company and was to pay the Company no later than the 20th day of each month, an amount equal to $379 for healthcare coverage per month, and $28 for dental coverage per month, for the coverage in the subsequent month to such respective payment. In the event the Company did not receive such respective payment on or before such date, the insurance coverage contemplated shall lapse, without recourse or renewal. The Company had no obligation to notify Mr. Coelsch of this obligation, or the lapse of coverage.


1998 Stock Incentive Plan

     The 1998 Stock Incentive Plan ("Plan") was adopted by the Board of Directors on June 1, 1998 and approved by the stockholders of the Company on November 13, 1998, covering 3,500,000 shares of the Common Stock subject to customary prorata adjustments. The Plan, which is administered by the Board of Directors or a committee thereof, provides for the granting of options stock grants, stock appreciation rights and other stock related awards to officers, directors and certain and consultants. For incentive stock options the awards will be at 100% (or 110% in come cases) of fair market value of the common stock on the date of the grant. The Board or committee determines the optionees, option prices, dates of grant, applicable vesting period and restrictions on transfer or special conditions of forfeiture. Options are not transferable by the optionee other than on death by will or applicable laws of descent and distribution. Incentive stock options awarded under the Plan are intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. As of the date hereof, options covering 1,044,352 shares of common stock have been awarded under the Plan. Shares of Common Stock are reserved under the Plan for issuance upon the exercise of options and other stock-based incentives. The Plan permits the award of both qualified and non-qualified incentive stock options. The purpose of the Plan is to enable the Company to attract and retain the services of and provide performance incentives to (1) selected employees, directors and officers of the Company or of any subsidiary of the Company and (2) selected non-employee agents, consultants, advisors and independent contractors of the Company or any subsidiary.


                        OPTION GRANTS IN LAST FISCAL YEAR

------------------------------- ------------------- --------------------- --------------------- -----------------------
                                    Number of
                                    Securities
                                    Underlying       % of Total Option
                                 Options Granted    Granted to Employees   Exercise Price ($)      Expiration Date
------------------------------- ------------------- --------------------- --------------------- -----------------------
------------------------------- ------------------- --------------------- --------------------- -----------------------
Corey A. Hamilton                    100,000               16.5%                  1.78                07/24/2004
------------------------------- ------------------- --------------------- --------------------- -----------------------
Corey A. Hamilton                    100,000               16.5%                  1.41                10/27/2003
------------------------------- ------------------- --------------------- --------------------- -----------------------
Richard J. Trout                      25,000                4.1%                  1.91                09/07/2002
------------------------------- ------------------- --------------------- --------------------- -----------------------
Michael L. Mills                        0                    0                    N/A                    N/A
------------------------------- ------------------- --------------------- --------------------- -----------------------
D. Paul Smith                           0                    0                    N/A                    N/A
------------------------------- ------------------- --------------------- --------------------- -----------------------
William C. Bailey                       0                    0                    N/A                    N/A
------------------------------- ------------------- --------------------- --------------------- -----------------------
Paul G. Begum                           0                    0                    N/A                    N/A
------------------------------- ------------------- --------------------- --------------------- -----------------------
Leonard D. Southwick                   N/A                  N/A                   N/A                    N/A
------------------------------- ------------------- --------------------- --------------------- -----------------------




                    OPTION EXERCISES AND YEAR END VALUE TABLE

------------------------------ ------------ -------------- ----------------------------------------------------------------------
                                                                                    At Fiscal Year End
------------------------------ ------------ -------------- ----------------------------------- ----------------------------------
                                 Shares
                                Acquired
                                   on           Value       Number of Securities Underlying          Value of Unexercised
                                exercise    Realized ($)          Unexercised Options            in-the-money options ($) (a)
------------------------------ ------------ -------------- ----------------------------------- ----------------------------------
                                                            Exercisable      Unexercisable      Exercisable     Unexercisable
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
Corey A. Hamilton                   0             0           125,000           175,000              0                0
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
Richard J. Trout                    0             0           25,000               0                 0                0
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
Michael L. Mills                    0             0           12,000               0                 0                0
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
D. Paul Smith                       0             0           10,000               0                 0                0
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
William C. Bailey                28,979        31,008         20,000               0                 0                0
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
Paul G. Begum                    608,564       529,451        237,000              0                 0                0
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------
Leonard D. Southwick               N/A           N/A            N/A               N/A               N/A              N/A
------------------------------ ------------ -------------- -------------- -------------------- -------------- -------------------


(a) The closing price of the Company's Common Stock was $0.37 per share on December 31, 2000, the last business day of the fiscal year.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between the Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any such interlocking relationship existed in the past.

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth, as of March 31, 2001, certain information regarding the ownership of the Company's Common Stock (including shares of Common Stock which may be issued on conversion of outstanding Preferred Stock, convertible into Common Stock at the rate of 1 share of Preferred Stock into 10 shares of Common Stock) by: (1) all those known by the Company to be beneficial owners of more than five percent of the outstanding shares of the Company's Common, who are not directors, nominees for director, or executive officers; (2) each director and nominee for director; (3) each of the executive officers; and
(4) all directors and executive officers of the Company as a group.

Name of Beneficial Owner                Number of Shares    Percent (%) of Class
                                        Beneficially Owned      Beneficial Owned
Peter Dean Olson Trust ........................        2,511,270          15.56%
601 S. Milliken Ave, Ste K-100
Ontario, CA 91761

Olson Farms, Inc...............................        1,555,225-1         9.63%
601 S. Milliken Ave., Ste K-100
Ontario, CA  91761

Estate of Peter Dean Olson ....................          961,444-2         5.95%
601 S. Milliken Ave, Ste K-100
Ontario, CA 91761

C. Terry Warner ...............................          902,540-3         5.59%
1278 Locust Lane
Provo, UT 84604

Primavera, Ltd.................................          819,980-4         5.07%
1278 Locust Lane
Provo, UT  84604

Corey A. Hamilton..............................          300,000-5         1.85%
350 W 300 S, Ste 201
Salt Lake City, UT  84101

Richard J. Trout...............................           50,000-6         0.31%
601 S. Milliken Ave, Ste K-100
Ontario, CA  91761

William C. Bailey..............................          264,801-7         1.64%
PO Box 25426
Salt Lake City, UT  84125

Paul G. Belgum.................................        3,327,470-8        20.61%
PO Box 58045
Salt Lake City, UT  84158

Michael L. Mills...............................        2,819,652-9        17.46%
601 S. Milliken Ave, Ste K-100
Ontario, CA  91761

Leonard D. Southwick...........................                0              0%
8489 Sunshine Ln
Riverside, CA  92508


1) Represents: (a) 961,944 Common Shares held by the Estate of Peter Dean Olson, subject to court approval as to which the Peter D. Olson Trust disclaims beneficial ownership; and 79,546 Preferred Shares (convertible within the next 60 days into 795,460 Common Shares) and 759,765 Common Shares owned by Olson Farms, Inc. as to which the Peter D. Olson Trust may be deemed to share voting and investment power, but as to all except the Peter Dean Olson Trust's indirect 0.0322% interest in Olson Farms, Inc. beneficial ownership is disclaimed by the Peter D. Olson Trust.

2 Represents: 79,546 Preferred Shares (convertible within the next 60 days into 795,460 Common Shares) held by Olson Farms, Inc.; and 759,765 Common Shares held by Olson Farms, Inc.

D. Paul Smith .................................        178,612-10          1.10%
350 W 300 S, Ste 100
Salt Lake City, UT 84101

Tree of Stars .................................        2,566,777-11       15.89%
PO Box 58045
Salt Lake City, UT 84158

Presido Investments, LLC.......................        2,171,048-12       13.45%
1850 North Central Ave., Ste 500
Phoenix, AZ 85004

The Seabury Group, LLC.........................          641,890-13        3.98%
540 Madison Ave
New York, NY  10022

1) Represents: (a) 961,944 Common Shares held by the Estate of Peter Dean Olson, subject to court approval as to which the Peter D. Olson Trust disclaims beneficial ownership; and 79,546 Preferred Shares (convertible within the next 60 days into 795,460 Common Shares) and 759,765 Common Shares owned by Olson Farms, Inc. as to which the Peter D. Olson Trust may be deemed to share voting and investment power, but as to all except the Peter Dean Olson Trust's indirect 0.0322% interest in Olson Farms, Inc. beneficial ownership is disclaimed by the Peter D. Olson Trust. Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.

2 Represents: 79,546 Preferred Shares (convertible within the next 60 days into 795,460 Common Shares) held by Olson Farms, Inc.; and 759,765 Common Shares held by Olson Farms, Inc. Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.

3 Represents: Shares held by the Estate of Peter Dean Olson, subject to court approval. Excludes all Common Shares and all Preferred Shares held by Olson Farms, Inc. in which the Estate holds a 0.0322% indirect interest.

4 Represents: 12,500 Common Shares held by C. Terry Warner; 819,980 Common Shares held by Primavera, Ltd as to all of which Mr. Warner disclaims beneficial ownership; 55,060 Common Shares held by Alice Warner as to all of which Mr. Warner disclaims beneficial ownership; and 15,000 Common Shares held by Susan Warner as to all of which Mr. Warner disclaims beneficial ownership.

5 Represents: Mr. Hamilton's options covering 300,000 Common Shares. This calculation does not include the options granted on January 26, 2001.

6 Represents: 25,000 Common Shares held by Mr. Trout; and Mr. Trout's options covering 25,000 Common Shares. This calculation does not include the options granted on January 26, 2001.

7 Represents: 224,801 Common Shares held by William C. Bailey; Mr. Bailey's options covering 20,000 Common Shares exercisable within the next 60 days; and 20,285 Common Shares held by the William C. Bailey Family Trust as to all of which Mr. Bailey disclaims beneficial ownership. This calculation does not include the options granted on January 26, 2001.

8 Represents: 31,834 Common Shares held by Mr. Begum; Mr. Begum's options covering 237,000 Common Shares expired April 9, 2001; 2,542,967 Common Shares held by Tree of Stars as to all of which Mr. Begum disclaims beneficial ownership; 2,381 Preferred Shares (convertible within the next 60 days into 23,810 Common Shares) as to all of which Mr. Begum disclaims beneficial ownership; and 638,859 Common Shares held by Reed H. Bradford Center as to all of which Mr. Begum disclaims beneficial ownership. This calculation does not include the options granted on January 26, 2001. Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.

9 Represents: 23,182 Common Shares held by Michael L. Mills; Mr. Mills' options covering 12,000 Common Shares exercisable within the next 60 days; 79,546 Preferred Shares (convertible within the next 60 days into 795,460 Common Shares) held by Olson Farms, Inc., of which Mr. Mills is President as to all of which Mr. Mills disclaims beneficial ownership; 759,765 Common Shares held by Olson Farms, Inc., of which Mr. Mills is President as to all of which Mr. Mills disclaims beneficial ownership; 150,000 Common Shares held by The Olson Foundation, of which Mr. Mills is one of four trustees, as to all of which Mr. Mills disclaims beneficial ownership; 14,990 Preferred Shares (convertible within the next 60 days into 149,900 Common Shares) held by the Olson Foundation, of which Mr. Mills is one of four trustees, as to all of which Mr. Mills disclaims beneficial ownership; and 961,944 Common Shares held by the Estate of Peter Dean Olson, of which Mr. Mills is executor, as to all of which Mr. Mills disclaims beneficial interest. This calculation does not include the options granted on January 26, 2001. Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.

10 Represents: 168,612 Common Shares held by Mr. Smith; and Mr. Smith's options covering 10,000 Common Shares. This calculation does not include the options granted on January 26, 2001.

11 Represents: 2,542,967 Common Shares held by Tree of Stars as to all of which Mr. Begum disclaims beneficial ownership; 2,381 Preferred Shares (convertible within the next 60 days into 23,810 Common Shares) held by Tree of Stars as to all of which Mr. Begum disclaims beneficial ownership. Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.

12 Represents: 207,619 Preferred Shares (convertible within the next 60 days into 2,076,190 Common Shares) should Presidio Investments, LLC chose to convert their $1.5M note to the Company; 94,858 Common Shares held by Presidio
Investments, LLC. Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.

13Represents: Certain preferred shareholders and the Company are in negotiation over the precise number of common shares their preferred stock is convertible. This may result in a greater of converted common shares.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Building Lease

     The Office Space occupied by the Company is jointly owned by the estate of Peter Dean Olson and Tree of Stars, Inc. The Company leases on a month-to-month basis, 5,272 square feet at a monthly rental of $6,151.

Olson Farms, Inc. Loan to the Company

     Olson Farms, Inc. made a $150,000 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest rate maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.037 (10-day weighted average from February 26, 2001 and the nine days prior).

Presidio Investments, LLC Loan to the Company

     Presidio Investments, LLC has loaned the Company $1,000,000, and a subsequent advance of $50,000, which loan is secured by a blanket lien on the assets of the Company and is convertible into equity at the discretion of the note holder. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation obtained the funds loaned by borrowing such funds from Northern Trust Bank of Arizona. This note was amended on March 22, 2001 with an additional $450,000 loaned to the Company Between January 1, 2001 and March 22, 2001. An interest rate of 8% applies until March 31, 2001 and increases on April 1, 2001 to 10%. Principal and all due and unpaid interest are to be paid on October 1, 2001.

Director Loan to the Company
                                       30

     On February 20, 2001, the Company borrowed $50,000 from Leonard D. Southwick, a member of the Board of Directors. This loan was repaid on February 26, 2001. The interest rate on the note was 9% and matured on March 19, 2001.

Seabury Engagement

     The Seabury Group and its Managing Director, John Luth, a beneficial owner of Preferred Stock (collectively, "Seabury"), entered into an agreement with the Company in December, 2000 under which Seabury has been engaged to render services as a placement agent, financial advisor and possible business combination transactions to the Company in connection with one or more potential future private financings. In exchange, Seabury would receive contingent cash compensation based upon the level of financing, if obtained. In addition, the Company would reimburse a certain amount of Seabury's expenses incurred in the course of its engagement.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

    (a)     The following documents are filed as part of this report.

1.     Financial Statements
                                                                         Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1
Balance Sheets
  December 31, 2000, and 1999................................................F-2
Statements of Loss
  For the Years Ended December 31, 2000, and 1999............................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2000, and 1999............................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2000, and 1999...........................F-10
Notes to Financial Statements
  December 31, 2000, and 1999...............................................F-12

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

3.     Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number           Title of Document

3.01 Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation(1)

3.03 Bylaws, as amended(1)


10.01 Employment Agreement between Gerard C. Coelsch and the Registrant dated June 26,1998(2)

10.02 Employment Agreement between Corey Hamilton and the Registrant dated July 24, 2000(2)


10.03 Separation Agreement between Paul G. Begum and the Registrant dated January 8, 2001(2)


10.04 Stock Incentive Plan, effective June 1, 1998(2)

10.05 Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit "A" (2)

(1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997.

(2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001.

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

 [Not filed during last quarter of the fiscal year]

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KLEVER MARKETING, INC.


         Dated: April 27, 2001                 By: /s/Corey A. Hamilton
                                                   Corey A. Hamilton President,
                                                   C.E.O., Director

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


Signatures                        Title                          Date


/s/Corey A. Hamilton
Corey A. Hamilton                President, C.E.O.           April 27, 2001
                                 (Principal Executive, Financial
                                 and Accounting Officer) and Director
/s/Richard J. Trout
Richard J. Trout                Interim C.F.O. and Director  April 27, 2001


/s/D. Paul Smith
D. Paul Smith                   Chairman of the Board        April 27, 2001


/s/William C. Bailey
William C. Bailey               Director                     April 27, 2001


/s/Michael L. Mills
Michael L. Mills                Director                     April 27, 2001

/s/Paul G. Begum
Paul G. Begum                  Director                     April 27, 2001


/s/Leonard D. Southwick
Leonard D. Southwick           Director                     April 27, 2001

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
                                                  ===========       ===========

                             KLEVER MARKETING, INC.
                                  BALANCE SHEET
                                   (Continued)




                                                             DECEMBER 31,
                                                      --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY ...........          2000            1999
                                                      ----------      ----------
Current Liabilities
     Accounts Payable, Trade ...................      $  192,510      $  401,708
     Accrued Liabilities .......................         166,078         458,563
     Related Party Payables ....................       1,228,750         191,250
     Short-term Notes Payable ..................           8,478         259,115
                                                      ----------      ----------
          Total Current Liabilities ............       1,595,816       1,310,636

Non-Current Liabilities
     Lease Obligation Payable ..................           9,057            --
                                                      ----------      ----------


          Total Liabilities ....................       1,604,873       1,310,636
                                                      ----------      ----------



Stockholders' Equity
  Preferred stock (par value $.01), 2,000,000 shares
    authorized 94,191 issued and outstanding
    December 31, 2000 and -0- issued and
    outstanding December 31, 1999                              942          --
  Common Stock (Par Value $.01), 20,000,000
    shares  authorized 12,152,768
    shares issued and outstanding  December 31, 2000
    and 11,275,121 shares issued and
    outstanding December 31, 1999 ..................       121,528       112,751
  Common Stock to be issued ........................         4,356         4,589
    Paid in Capital in Excess of Par Value .........    11,546,459     8,375,350
    Retained Deficit ...............................   (12,219,025)   (8,152,742)
                                                      ------------   -----------
          Total Stockholders' Equity ...............      (545,740)      339,948
                                                      ------------   -----------

          Total Liabilities and Stockholders' Equity  $  1,059,133   $ 1,650,584
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


                             KLEVER MARKETING, INC,
                       STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Continued)


                                                                                       Paid in
                                                                        Common Stock   Capital in
                                        Preferred Stock  Common Stock   to be issued   Excess of    Retained
                                        --------------- --------------
                                        Shares  Amount  Shares  Amount  Shares  Amount  Par Value   Deficit
                                        ------  ------  ------  ------- ------- ------  ---------   ---------


January 2000 shares to company
   for cash at $2.75 per share ........  --    $--     27,273   $ 273      -  $    --    $  74,727   $  --
February 2000 shares issued for
   compensation at $3.99 per share ....  --     --     74,608     746      -       --      296,939      --
February 2000 exercise of stock
   option for cash and note
   receivable at $0.86 per share ......   --     --    579,585   5,796     -       --      492,646      --
February 2000 shares to individual
   for cash at $1.07 per share ......     --     --     28,979    290      -       --       30,718      --
February 2000 shares canceled and
   converted to preferred shares at
   $2.75 per share ..................     --     --   (100,000) (1,000)    -       --     (274,000)     --
January & February 2000 shares
   issued to companies for cash
   at $26 per share ...............    5,769    57      --        --               --      149,943      --
February 2000 shares converted
   from common shares at $26
   per share ......................   10,576   106      --        --       -       --      274,894      --
February 2000 conversion of note
   payable to preferred shares at $26  9,615    96      --        --       -       --      249,904      --
February 2000 shares issued to
   company for cash at $26 per
   share .............................21,285   213      --        --       -       --      553,162      --


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

                                                Shares Under Option
                                    --------------------------------------------
                                                   December 31,
                                    --------------------------------------------
                                          2000                    1999
                                    ---------------------   --------------------
Outstanding, beginning of year              2,898,098              1,675,355
Granted during the year                       864,151              1,284,641
Canceled during the year                     (361,699)                  --
Exercised during the year                    (715,501)               (61,937)
                                    ---------------------   --------------------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share)       2,685,049              2,898,059
                                    =====================   ====================

Eligible, end of year for exercise
currently (at prices ranging from
$.86 to $3.61 per share)                    2,055,752              2,898,059
                                    =====================   ====================

                             KLEVER MARKETING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 7 - PREFERRED STOCK


     On February 7, 2000 the Board of Directors authorized and established the Class A Voting Preferred Stock ("Class A Shares") and Series 1 of such Class A ("Class A, Series 1 Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consists of 1,000,000 shares, 250,000 shares thereof are designated as Class A, Series 1 Shares. Subsequent Class A Shares, Series 2 and Series 3 have been authorized and established each thereof designating 125,000 shares for each Series (respectively, the "Class A, Series 2 Shares" and the "Class A, Series 3 Shares"). (See Part III, Item 13,
Exhibit 3.03.)

     Each Class A Share is convertible at the option of the holder at any time into such number of shares of Common Stock as is determined by dividing the issue price by the conversion price then in effect. Based on the initial conversion price, each Class A Share had a conversion rate of one Class A Share to ten shares of Common Stock. The rate of conversion is subject to changes based upon an anti-dilution formula.

     Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefore dividends at the rate of $2.20, $1.44 and $0.56 per share per annum, respectively for Series 1, 2 and 3, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares of the same Series, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

     Class A Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The holders of Class A Shares shall vote with the holders of Common Stock and not as a separate class.

     Each Class A, Series 1, 2 and 3 Share carries a liquidation preference, respectively, of $26, $17 and $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

     Class A, Series 1, 2 and 3 Shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002, March 24, 2004 and July 2, 2004, respectively. The redemption price shall be the same as the liquidation preference for such Share.

                             KLEVER MARKETING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 7 - PREFERRED STOCK (continued)


     If dividends on the Class A Shares, have not been paid for any period, then until all unpaid dividends thereon are paid or set apart for payment, the Company may not pay, declare or set apart any dividend or other distribution of its shares of Common Stock or other shares junion to the Class A Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junion shares.


NOTE 8 - SUBSEQUENT EVENTS

     On January 4, 2001, the Company borrowed cash of $150,000 from a shareholder.

     On January 4, 2001, $250,000 in notes payable was converted to 37,879 shares of Class A Preferred Stock Series 3.

     On February 9, 2001, the Company borrowed cash of $90,000 from a shareholder.

     On February 20, 2001, the Company borrowed $50,000 from a member of the Board of Directors. This loan was repaid on February 26, 2001.

     On February 27, 2001, the Company borrowed $100,000 from a shareholder.

     On February 28, 2001, the Company borrowed $50,000 from a shareholder.

     On March 1, 2001, the Company received $40,000 for 6,061 shares of Class A Preferred Stock Series 3.