Form 10QSB
period 2001-03-31
KLEVER MARKETING INC
filed 2001-05-15
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      March 31, 2001
                                       -----------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ---------------   ---------------
            Commission file number                0-18834
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's  classes of
common equity, as of the latest practical date:   March 31, 2001     12,163,074

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


     We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /s/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
May 14, 2001

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS



                                                   March 31,       December 31,
                                                  -----------       -----------
ASSETS .....................................         2001              2000
                                                  -----------       -----------
Current Assets
  Cash .....................................      $   271,099       $     2,870
  Accounts Receivable ......................            2,841             8,631
  Prepaid Expense ..........................           18,045             5,000
  Related Party Receivables ................           97,567           103,854
  Other Assets .............................           80,975            92,339
                                                  -----------       -----------

     Total Current Assets ..................          470,527           212,694
                                                  -----------       -----------

Fixed Assets
  Office Equipment .........................          155,298           155,298
  Less Accumulated Depreciation ............          (85,826)          (78,663)
                                                  -----------       -----------

     Net Fixed Assets ......................           69,472            76,635
                                                  -----------       -----------

Other Assets
  Patents ..................................        2,252,963         2,247,153
  Less Accumulated Amortization ............       (1,530,341)       (1,477,349)
                                                  -----------       -----------

     Net Other Assets ......................          722,622           769,804
                                                  -----------       -----------

     Total Assets ..........................      $ 1,262,621       $ 1,059,133
                                                  ===========       ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)



                                                     March 31,     December 31,
                                                    ------------   ------------
                                                       2001           2000
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ........................  $    170,379   $    192,510
  Accrued Liabilities ............................       191,975        166,078
  Related Party Payables .........................     1,798,750      1,228,750
  Short-term Notes Payable .......................         5,031          8,478
                                                    ------------   ------------

     Total Current Liabilities ...................     2,166,135      1,595,816

Non-Current Liabilities
   Lease Obligation Payable ......................         9,057          9,057
                                                    ------------   ------------

     Total Liabilities ...........................     2,175,192      1,604,873
                                                    ------------   ------------

Stockholders' Equity
  Preferred stock (par value $.01),
    2,000,000 shares authorized ..................
    138,131shares issued and out-
    standing March 31, 2001 and
    94,191 issued and outstanding
    December 31, 2000 ............................         1,381            942
  Common Stock (Par Value $.01),
    20,000,000 shares authorized .................
    12,163,074 shares issued and out-
    standing March 31, 2001 and
    12,152,768 Shares issued and out-
    standing December 31, 2000 ...................       121,631        121,528
  Common Stock to be issued ......................         4,356          4,356
  Paid in Capital in Excess of Par
    Value ........................................    11,840,967     11,546,459
  Retained Deficit ...............................   (12,880,906)   (12,219,025)
                                                    ------------   ------------

     Total Stockholders' Equity ..................      (912,571)      (545,740)
                                                    ------------   ------------

     Total Liabilities and Stockholders' Equity ..  $  1,262,621   $  1,059,133
                                                    ============   ============

                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS



                                         For the Three Months
                                            Ended March 31,
                                       ------------------------
                                          2001        2000
                                       ----------  ------------

Revenue ...........................    $     --    $     --
                                       ----------  ------------

Expenses
  Sales and Marketing .............         7,582         5,657
  General and Administrative ......       475,915       727,666
  Research and Development ........       150,537       523,226
                                       ----------  ------------

     Total Expenses ...............       634,034     1,256,549
                                       ----------  ------------

Other Income (Expense)
  Interest Income .................         1,921           102
  Interest Expense ................       (29,769)       (7,134)
  Gain/Loss .......................          --         193,677
                                       ----------  ------------

    Total Other Income (Expense) ..       (27,848)      186,645
                                       ----------  ------------

Loss Before Taxes .................      (661,882)   (1,069,904)

Income Taxes ......................          --            --
                                       ----------  ------------

Net Loss After Taxes ..............    $ (661,882)  $(1,069,904)
                                       ==========   ===========

Weighted Average Shares Outstanding
                                       12,159,992    11,667,925
                                       ==========   ===========

Loss per Common Share                  $    (0.05)   $    (0.09)
                                       ==========   ===========







                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS



                                                       For the Three Months
                                                         Ended March 31,
                                                     --------------------------
                                                       2001             2000
                                                     ---------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .......................................     $(661,882)     $(1,069,904)

Adjustments  used to  reconcile
  net loss to net  cash  provided
  by  (used  in)
  operating activities:

Stock issued for commissions ...................        15,000          604,189
(Increase) decrease in:
    accounts receivable ........................         5,790
    shareholder receivable .....................         6,287         (168,743)
    prepaid expense & other assets .............        (1,681)         (32,194)
Increase (decrease) in:
   accounts payable ............................        (2,131)        (110,214)
   accrued liabilities .........................        25,898            5,706
   lease obligation ............................        (3,447)          (2,862)
   related party payables ......................          --            (62,500)
Depreciation and Amortization ..................        60,155           56,205
                                                     ---------      -----------

Net cash used in operating
   activities ..................................      (556,011)        (780,317)
                                                     ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment .......................          --           (435,326)
Non cash equipment .............................          --              7,809
Acquisition of patents .........................        (5,810)          (4,917)
                                                     ---------      -----------

Net cash used by investing
   activities ..................................        (5,810)        (432,434)
                                                     ---------      -----------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)




                                                       For the Three Months
                                                          Ended March 31,
                                                      -------------------------
                                                        2001            2000
                                                      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds rom capital stock .......................      280,050       1,311,159
Proceeds from loans ..............................      840,000            --
Conversion of note payable to preferred stock ....     (290,000)       (250,000)
                                                      ---------     -----------

Net Cash Provided by Financing  Activities .......      830,050       1,061,159
                                                      ---------     -----------

Net Increase (Decrease) in
   Cash  and Cash Equivalents ....................      268,229        (151,592)
Cash and Cash Equivalents at
   Beginning of the Period .......................        2,870         203,232
                                                      ---------     -----------
Cash and Cash Equivalents at
   End of the Period .............................    $ 271,099     $    51,640
                                                      =========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest .........................................    $    --       $      --
Income Taxes .....................................    $    --       $      --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Stock issued for equipment                            $    --       $     7,809













                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                     Per-Share
                                           Loss       Shares         Amount

                                       For the three months ended March 31, 2001

Basic Earnings per Share
Income available to common shareholders $   (661,882)   12,159,992   $    (0.05)
                                        ============  ============   ==========


                                       For the three months ended March 31, 2000

Basic Earnings per Share
Income available to common shareholders $  (1,069,904)  11,667,925   $    (0.09)
                                        =============  ===========   ==========


     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended March 31, 2001 and 2000 are not presented as it would be anti-dilutive.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

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

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $12,000,000 expiring in years 2007 through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

     The minimum future lease payments under these leases for the next five years are:


              Year Ended December 31,
---------------------------------------------------
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

     During the three months ended March 31, 2001 and 2000, the Company expended $150,537 and $523,226, respectively for research and development of the technology involved with its patents.

     Due to technological changes during 2000, the Company decided to write-off and expense research and development equipment that had been previously capitalized. The total expense from this write-off is $1,282,845.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 5- RELATED PARTY TRANSACTIONS

     During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 2000 and 1999 principle payments of $62,500 and $155,850 were paid toward these loans.

     During the year ended December 31, 2000 and the three months ended March 31, 2001, a shareholder loaned the Company $1,100,000 and $550,000 respectively. This loan is secured by the Company's inventory, accounts receivable, equipment and any proceeds related to these assets. This note is payable within one year plus interest at 8% per annum. The total balance of notes payable due as of March 31, 2001 is $1,778,750.

     On February 1, 2000 an accrued liability in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of March 31, 2001, the total balance on the note receivable is $95,795.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 6- STOCK OPTIONS (continued):


                                                           Shares Under Option
                                                         -----------------------
                                                          March 31, December 31,
                                                         -----------------------
                                                           2001         2000
                                                         ----------   ----------
Outstanding, beginning of year .......................   2,685,049    2,898,098
Granted during the year ..............................   1,970,949      864,151
Canceled during the year .............................  (2,124,245)    (361,699)
Exercised during the year ............................        --       (715,501)
                                                        ----------   ----------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share) ................   2,531,753    2,685,049
                                                        ==========   ==========

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.61 per share) ................   1,330,081    2,055,752
                                                        ==========   ==========

NOTE 7 - PREFERRED STOCK

     On February 7, 2000 the Board of Directors authorized and established the Class A Voting Preferred Stock ("Class A Shares") and Series 1 of such Class A ("Class A, Series 1 Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consists of 1,000,000 shares, 125,000 shares thereof are designated as Class A, Series 1 Shares.

     On September 24, 2000 the Board of Directors authorized and established the Class B Voting Preferred Stock ("Class B Shares") and Series 1 of such Class B ("Class B, Series 1 Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consists of 250,000 shares, 125,000 shares thereof are designated as Class B, Series 1 Shares.

     On January 2, 2001 the Board of Directors authorized and established the Class C Voting Preferred Stock ("Class C Shares") and Series 1 of such Class C ("Class C, Series 1 Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class C Shares consists of 125,000 shares, 125,000 shares thereof are designated as Class C, Series 1 Shares.

     Each Class A, B, and C Share is convertible at the option of the holder at any time into such number of shares of Common Stock as is determined by dividing the issue price by the conversion price then in effect. Based on the initial conversion price, each Class A, B, and C Share had a conversion rate of one Class A, B, and C Share to ten shares of Common Stock. The rate of conversion is subject to changes based upon an anti-dilution formula.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 7 - PREFERRED STOCK (continued):

Holders of Classes A, B and C Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20, $1.44 and $0.56 per share per annum, respectively, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Shares of the same Class, for each outstanding Share, on each dividend payment date. In addition, each holder of Class A, B and C Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Classes A, B and C Share's dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A B and C Shares.

     Class A, B, and C Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A, B, and C Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The holders of Class A, B, and C Shares shall vote with the holders of Common Stock and not as a separate class.

     Each Class A, Class B, and Class C Share respectively carries a liquidation preference, respectively, of $26, $17 and $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

     Class A, B, and C Shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002, March 24, 2004 and July 2, 2004, respectively. The redemption price shall be the same as the liquidation preference for such Share.

     If dividends on the Class A, B, and C Shares, have not been paid for any period, then until all unpaid dividends thereon are paid or set apart for payment, the Company may not pay, declare or set apart any dividend or other distribution of its shares of Common Stock or other shares junion to the Class A, B, and C Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junion shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2000.

Plan of Operations - The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing (2001) to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis- redemption and mal-redemption); (ii) the establishment of targeted Internet links to enhance customer loyalty with frequent shopper programs and personal shopping programs; (iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) the introduction of an electronic locking mechanism to prevent pilferage of shopping carts; and (v) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System's application to other retailers including superstores, discount stores, toy stores and warehouse stores. Following is a description of the Company's growth strategy, which is dependent upon the Company securing additional financing:

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

Electronic Couponing

The Company expects to complete the development and testing of the electronic coupon feature of the Klever-Kart System in late 2001. The Company expects the electronic coupon feature to be well received by the consumer goods companies, retailers and consumers because it (i) reduces handling costs for both the retailer and consumer goods manufacturer; (ii) virtually eliminates mis-redemption, mal-redemption and fraud associated with paper coupons; and (iii) makes coupon use convenient for the consumer. In addition, this feature is expected to permit the consumer goods manufacturer or retailer to electronically alter the face value of coupon to rapidly customize it for competitive situations, seasonal trends or to alter its value or expiration based upon predetermined redemption rates.

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

Cash flows. Operating activities used cash of $556,000 and $780,000 for the three months ended March 31, 2001 and 2000, respectively.

Investing activities have used cash of $6,000 and $432,000 for the three months ended March 31, 2001 and 2000. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $830,000 and $1,061,000 for the three months ended March 31, 2001 and 2000, respectively. Financing activities primarily represent sales of the Company's common and preferred stock.

The Company will be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

The Company sold 877,647 shares of common stock and 94,191 shares of preferred stock during 2000. In addition, during the three months ended March 31, 2001, the Company sold 15,000 shares of common stock to individuals for $1.00 per share, and also sold 43,940 shares of Class C preferred stock. All of such stock was sold in private placements to accredited investors directly by the Company without an underwriter in transactions exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. The total offering price of such securities was $3,180,828 for 2000 and $295,050 for the three months ended March 31, 2001. No underwriting commissions were paid.

On February 7, 2000 the Board of Directors authorized and established the Class A Voting Preferred Stock ("Class A Shares") and Series 1 of such Class A ("Class A, Series 1 Shares") as a class of its $.01 par value,2,000,000 shares authorized, preferred stock. Class A Shares consists of 1,000,000 shares, 125,000 shares thereof are designated as Class A, Series 1 Shares. Subsequent Classes B and C have been authorized and established each thereof designating 125,000 shares for each Class (respectively, the "Class B Shares" and the "Class C Shares").

Each Classes A, B and C Share is convertible at the option of the holder at any time into such number of shares of Common Stock as is determined by dividing the issue price by the conversion price then in effect. Based on the initial conversion price, each Classes A, B and C Share had a conversion rate of one Class A, B or C Share to ten shares of Common Stock. The rate of conversion is subject to changes based upon anti-dilution formulas.

Holders of Classes A, B and C Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20, $1.44 and $0.56 per share per annum, respectively, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Shares of the same Class, for each outstanding Share, on each dividend payment date. In addition, each holder of Class A, B and C Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Classes A, B and C Share's dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A B and C Shares.

Classes A, B and C Shareholders shall be entitled to one vote for each share of Common Stock into which such Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The holders of Classes A, B and C Shares shall vote with the holders of Common Stock and not as a separate class.

Each Classes A, B and C Share carries a liquidation preference, respectively, of $26, $17 and $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

Classes A, B and C Shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002, March 24, 2004 and July 2, 2004, respectively. The redemption price shall be the same as the liquidation preference for such Share.

     If dividends on the Class A, B or C Shares, have not been paid for any period, then until all unpaid dividends thereon are paid or set apart for payment, the Company may not pay, declare or set apart any dividend or other distribution of its shares of Common Stock or other shares junior to the Classes A, B or C Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number          Title of Document

3.01 Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)

3.02 Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000.

3.03   Bylaws, as amended

4.01   Amended Certificate of Designation of Rights, Privileges and Preferences:
       Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000

4.02 Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000

4.03 Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001

10.01 Employment Agreement between Gerard C. Coelsch and the Registrant Dated June 26, 1998 (2)

10.02 Employment Agreement between Corey Hamilton and the Registrant Dated July 24, 2000 (2)

10.03 Separation Agreement between Paul G. Begum and the Registrant Dated January 8, 2001 (2)

10.04  Stock Incentive Plan, effective June 1, 1998 (2)

10.05 Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit "A" (2)

     (1)Incorporated herein by reference from Registrant's Form 10KSB, Dated June 20, 1997.

     (2)Incorporated herein by reference from Registrant's Form 10KSB, Dated March 29, 2001.
                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                             -----------------------
                                  (Registrant)





DATE:       May 15, 2001
     -------------------

By:  /s/ Corey Hamilton
Corey Hamilton
Chief Executive Officer & Director
(Principal financial and Accounting Officer)