Form 10QSB
period 2001-06-30
KLEVER MARKETING INC
filed 2001-08-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2001
                                             ---------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from                       to
                                  ---------------------    --------------------
                    Commission file number                 0-18834
                                            -----------------------------------

                             Klever Marketing, Inc.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

                                 (801) 322-1221
                   -------------------------------------------
                            Issuer's telephone number

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2000 12,164,293
                                                      --------------------------

            Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


            We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 10, 2001

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS



                                                  June 30,         December 31,
                                                 -----------        -----------
ASSETS ...................................           2001               2000
                                                 -----------        -----------
Current Assets
  Cash ...................................       $     7,998        $     2,870
  Accounts Receivable ....................               961              8,631
  Prepaid Expenses .......................            11,520              5,000
  Related Party Receivables ..............           105,017            103,854
  Other Assets ...........................            80,975             92,339
                                                 -----------        -----------

     Total Current Assets ................           206,471            212,694
                                                 -----------        -----------

Fixed Assets
  Office Equipment .......................           160,321            155,298
  Less Accumulated Depreciation ..........           (93,201)           (78,663)
                                                 -----------        -----------

     Net Fixed Assets ....................            67,120             76,635
                                                 -----------        -----------

Other Assets
  Patents ................................         2,269,281          2,247,153
  Less Accumulated Amortization ..........        (1,583,741)        (1,477,349)
                                                 -----------        -----------

     Net Other Assets ....................           685,540            769,804
                                                 -----------        -----------

     Total Assets ........................       $   959,131        $ 1,059,133
                                                 ===========        ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)



                                                            June 30,      December 31,
                                                          ------------    ------------
                                                              2001            2000
                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade .............................   $    251,715    $    192,510
  Accrued Liabilities .................................        236,590         166,078
  Related Party Payables ..............................      1,848,963       1,228,750
  Short-term Notes Payable ............................          6,117           8,478
                                                          ------------    ------------

     Total Current Liabilities ........................      2,343,385       1,595,816

Non-Current Liabilities
  Lease Obligation Payable ............................          8,433           9,057
                                                          ------------    ------------

     Total Liabilities ................................      2,351,818       1,604,873
                                                          ------------    ------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding June 30, 2001 and 94,191 issued and
    outstanding December 31, 2000 .....................   $      1,684    $        942
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,164,293 shares
    issued and outstanding June 30, 2001 and
    12,152,768 shares issued and outstanding
    December 31, 2000 .................................        121,643         121,528
  Common Stock to be issued ...........................          4,356           4,356
  Paid in Capital in Excess of Par Value ..............     12,041,652      11,546,459
  Retained Deficit ....................................    (13,562,022)    (12,219,025)
                                                          ------------    ------------

     Total Stockholders' Equity .......................     (1,392,687)       (545,740)
                                                          ------------    ------------

     Total Liabilities and Stockholders' Equity .......   $    959,131    $  1,059,133
                                                          ============    ============

                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS



                                      For the Three Months             For the Six Months
                                          Ended June 30,                  Ended June 30,
                                   ----------------------------    ----------------------------
                                       2001            2000            2001            2000
                                   ------------    ------------    ------------    ------------

Revenue ........................   $       --      $       --      $       --      $       --
                                   ------------    ------------    ------------    ------------

Expenses
  Sales and Marketing ..........         25,485            --            33,067            --
  General and Administrative ...        453,504         362,820         929,419       1,489,499
  Research and Development .....        155,053          41,026         305,590         170,896
                                   ------------    ------------    ------------    ------------

     Total Expenses ............        634,042         403,846       1,268,076       1,660,395
                                   ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest Income ..............          1,930              89           3,851             191
  Interest Expense .............        (49,003)        (14,409)        (78,772)        (21,543)
  Gain/Loss ....................           --              --              --           193,677
                                   ------------    ------------    ------------    ------------

    Total Other Income (Expense)        (47,073)        (14,320)        (74,921)        172,325
                                   ------------    ------------    ------------    ------------

Loss Before Taxes ..............       (681,115)       (418,166)     (1,342,997)     (1,488,070)

Income Taxes ...................           --              --              --              --
                                   ------------    ------------    ------------    ------------

Net Loss After Taxes ...........   $   (681,115)   $   (418,166)   $ (1,342,997)   $ (1,488,070)
                                   ============    ============    ============    ============

Weighted Average Shares
Outstanding ....................     12,163,221      11,994,665      12,161,689      11,942,469
                                   ============    ============    ============    ============

Loss per Common Share ..........   $      (0.06)   $      (0.03)   $      (0.11)   $      (0.12)
                                   ============    ============    ============    ============


                 See accompanying notes and accountants' report.
                                        6

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS



                                                         For the Six Months
                                                           Ended June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .........................................   $(1,342,997)   $(1,488,070)

Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:

Stock issued for commissions .....................        15,000        604,283
(Increase) decrease in:
    accounts receivable ..........................         7,670           --
    related party receivables ....................        (1,163)      (120,343)
    prepaid expense & other assets ...............         4,844           --
Increase (decrease) in:
   accounts payable ..............................        59,205       (126,014)
   accrued liabilities ...........................        70,511       (293,392)
   lease obligation ..............................        (2,985)         1,766
   related party payables ........................        70,213        472,500
Depreciation and Amortization ....................       120,931        114,115
                                                     -----------    -----------

Net cash used in operating activities ............   $  (998,771)   $  (835,155)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment .........................   $    (5,023)   $  (835,098)
Non cash equipment ...............................          --           13,809
Acquisition of patents ...........................       (22,128)        (8,898)
                                                     -----------    -----------

Net cash used by investing activities ............   $   (27,151)   $  (830,187)
                                                     -----------    -----------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)




                                                          For the Six Months
                                                            Ended June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock ......................   $   481,050    $ 1,750,339
Proceeds from loans ..............................       840,000           --
Conversion of note payable to preferred stock ....      (290,000)      (288,402)
                                                     -----------    -----------
Net Cash Provided by
   Financing  Activities .........................   $ 1,031,050    $ 1,461,937
                                                     -----------    -----------

Net Increase (Decrease) in
   Cash  and Cash Equivalents ....................         5,128       (203,405)
Cash and Cash Equivalents at
   Beginning of the Period .......................         2,870        203,232
                                                     -----------    -----------
Cash and Cash Equivalents at
   End of the Period .............................   $     7,998    $      (173)
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest .........................................   $    78,772    $    21,543
Income Taxes .....................................   $      --      $      --




                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     --------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

            This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

            The unaudited financial statements as of June 30, 2001 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


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

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                     Per-Share
                                            Loss        Shares         Amount

                                        For the three months ended June 30, 2001
Basic Earnings per Share
Income available to common shareholders $  (681,115)   12,163,221   $     (0.06)
                                        ===========   ===========   ===========

                                        For the three months ended June 30, 2000
Basic Earnings per Share
Income available to common shareholders $  (418,166)   11,994,665   $     (0.03)
                                        ===========   ===========   ===========

                                          For the six months ended June 30, 2001
Basic Earnings per Share
Income available to common shareholders $(1,342,997)   12,161,689   $     (0.11)
                                        ===========   ===========   ===========

                                          For the six months ended June 30, 2000

Basic Earnings per Share
Income available to common shareholders $(1,488,070)   11,942,469   $     (0.12)
                                        ===========   ===========   ===========

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

            Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the six months ended June 30, 2001 and 2000 are not presented as it would be anti-dilutive.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)

NOTE 2 - INCOME TAXES

            The Company has accumulated tax losses estimated at $13,000,000 expiring in years 2007 through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

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

             The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-----------------------------------------------------------
            2001                                            $            12,108
            2002                                                          5,160
            2003                                                          4,182
            2004                                                              -
            2005                                                              -
                                                            -------------------
            Total minimum future lease payments             $            21,450
                                                            ===================

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)

NOTE 4 - RESEARCH AND DEVELOPMENT (continued):

            During the three months ended June 30, 2001 and 2000, the Company expended $155,053 and $41,026, respectively for research and development of the technology involved with its patents.

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

            During the year ended December 31, 2000 and the three months ended March 31, 2001, shareholders loaned the Company $1,100,000 and $550,000 respectively. This loan is secured by the Company's inventory, accounts receivable, equipment and any proceeds related to these assets. This note is payable within one year plus interest at 10% per annum. The total balance of notes payable due as of June 30, 2001 is $1,778,750.

            On  February  1,  2000  an  accrued   liability  in  the  amount  of
$306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of June 30, 2001, the total balance on the note receivable is $97,723.


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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)

NOTE 6- STOCK OPTIONS (continued):


                                                            Shares Under Option
                                                          ------------------------
                                                           June 30,    December 31,
                                                             2001          2000
                                                          ----------    ----------
Outstanding, beginning of year ........................    2,685,049     2,898,098
Granted during the year ...............................    1,970,949       864,151
Canceled during the year ..............................   (2,124,245)     (361,699)
Exercised during the year .............................         --        (715,501)
                                                          ----------    ----------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share) .................    2,531,753     2,685,049
                                                          ==========    ==========

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.61 per share) .................    1,330,081     2,055,752
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

         Holders of Classes A, B and C Shares shall be entitled to receive when and as declared by

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)

NOTE 7 - PREFERRED STOCK (continued):

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

2.  Expand Retailer Base

The Company expects to expand the Klever-Kart System's orientation to other retailers, including superstores, discount stores, toy stores, do-it-yourself
(DIY) stores and warehouse stores. In 2001 the Company plans to install the Klever-Kart System in a pilot store at two or more key retailers across the U.S. The Company believes that the existing Klever-Kart System can be easily adapted to meet the requirements of retailers operating in a variety of environments.

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

Cash flows. Operating activities used cash of $443,000 and $55,000 for the three months ended June 30, 2001 and 2000, respectively.

Investing activities have used cash of $21,000 and $398,000 for the three months ended June 30, 2001 and 2000. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $201,000 and $401,000 for the three months ended June 30, 2001 and 2000, respectively. Financing activities primarily represent sales of the Company's common and preferred stock.

The Company will be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities

The Company sold 877,647 shares of common stock and 94,191 shares of preferred stock during 2000. In addition, during the three months ended June 30, 2001, the Company sold 1,219 shares of common stock to individuals for $0.82 per share and also sold 30,303 shares of Class C preferred stock. All of such stock was sold in private placements to accredited investors directly by the Company without an underwriter in transactions exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. The total offering price of such securities was $3,180,828 for 2000 and $201,000 for the three months ended June 30, 2001. No underwriting commissions were paid.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number          Title of Document

3.01 Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)

3.02     Certificate  of  Designation  of Rights,  Privileges  and  Preferences:
         Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)

3.03     Bylaws, as amended (2)

4.01     Amended   Certificate  of   Designation   of  Rights,   Privileges  and
         Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)

4.02 Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)

4.03 Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

10.01 Employment Agreement between Gerard C. Coelsch and the Registrant Dated June 26, 1998 (2)

10.02 Employment Agreement between Corey Hamilton and the Registrant Dated July 24, 2000 (2)

10.03 Separation Agreement between Paul G. Begum and the Registrant Dated January 8, 2001 (2)

10.04    Stock Incentive Plan, effective June 1, 1998 (2)

10.05 Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit "A" (2)

10.06 Employment Agreement between Corey Hamilton and the Registrant Dated August 1, 2001.

         (1)Incorporated herein by reference from Registrant's Form 10KSB, Dated June 20, 1997.

         (2)Incorporated herein by reference from Registrant's Form 10KSB, Dated March 29, 2001.

         (3)Incorporated herein by reference from Registrant's Form 10QSB, Dated May 15, 2001.


                                   SIGNATURES



            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                             -----------------------
                                  (Registrant)





DATE:       August 14, 2001
     ----------------------------------



By:  /s/ Corey Hamilton
    ----------------------------------
Corey Hamilton
Chief Executive Officer & Director
(Principal financial and Accounting Officer)