Form 10QSB
period 2001-09-30
KLEVER MARKETING INC
filed 2001-11-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2001
                                           -------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                   to
                                            -----------------    ---------------
                    Commission file number                  0-18834
                                            ------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 12,067,759


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


        We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 9, 2001

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS



                                               September 30,       December 31,
                                                 -----------        -----------
ASSETS ...................................          2001               2000
                                                 -----------        -----------
Current Assets
  Cash ...................................       $    19,916        $     2,870
  Accounts Receivable ....................               513              8,631
  Prepaid Expenses .......................             7,170              5,000
  Related Party Receivables ..............             7,964            103,854
  Other Assets ...........................            80,975             92,339
                                                 -----------        -----------

     Total Current Assets ................           116,538            212,694
                                                 -----------        -----------

Fixed Assets
  Office Equipment .......................           162,578            155,298
  Phase 2 Equipment ......................            66,690               --
  Less Accumulated Depreciation ..........          (101,068)           (78,663)
                                                 -----------        -----------

     Net Fixed Assets ....................           128,200             76,635
                                                 -----------        -----------

Other Assets
  Patents ................................         2,293,255          2,247,153
  Less Accumulated Amortization ..........        (1,637,740)        (1,477,349)
                                                 -----------        -----------

     Net Other Assets ....................           655,515            769,804
                                                 -----------        -----------

     Total Assets ........................       $   900,253        $ 1,059,133
                                                 ===========        ===========

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                              September 30,    December 31,
                                                               ------------    ------------
                                                                    2001            2000
                                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade ..................................   $    340,650    $    192,510
  Accrued Liabilities ......................................        274,802         166,078
  Related Party Payables ...................................      2,253,192       1,228,750
  Short-term Notes Payable .................................          5,569           8,478
                                                               ------------    ------------

     Total Current Liabilities .............................      2,874,213       1,595,816

Non-Current Liabilities
  Lease Obligation Payable .................................          7,183           9,057
                                                               ------------    ------------

     Total Liabilities .....................................      2,881,396       1,604,873
                                                               ------------    ------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding September 30, 2001 and 94,191 issued and
    outstanding December 31, 2000 ..........................          1,684             942
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,067,759 shares
    issued and outstanding September 30, 2001 and
    12,152,768 shares issued and outstanding
    December 31, 2000 ......................................        120,678         121,528
  Common Stock to be issued ................................          4,356           4,356
  Paid in Capital in Excess of Par Value ...................     11,947,084      11,546,459
  Retained Deficit .........................................    (14,054,945)    (12,219,025)
                                                               ------------    ------------

     Total Stockholders' Equity ............................     (1,981,143)       (545,740)
                                                               ------------    ------------

     Total Liabilities and Stockholders' Equity ............   $    900,253    $  1,059,133
                                                               ============    ============




                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS

                                     For the Three Months            For the Nine Months
                                      Ended September 30,            Ended September 30,
                                 ----------------------------- -------------------------------
                                      2001           2000           2001                  2000
                                 --------------  ------------- ---------------  --------------

Revenue                          $            -  $      20,495 $             -  $       20,495
                                 --------------  ------------- ---------------  --------------

Expenses
  Sales and Marketing                       130              -          33,197               -
  General and Administrative            381,326        587,537       1,310,744       2,077,036
  Research and Development               53,456         45,542         359,046         216,438
                                 --------------  ------------- ---------------  --------------

     Total Expenses                     434,912        633,079       1,702,987       2,293,474
                                 --------------  ------------- ---------------  --------------

Other Income (Expense)
  Interest Income                           651          7,883           4,504           8,074
  Interest Expense                      (58,665)       (19,462)       (137,437)        (41,005)
  Gain/Loss                                   -              -               -         193,677
                                 --------------  ------------- ---------------  --------------

    Total Other Income (Expense)        (58,014)       (11,579)       (132,933)        160,746
                                 --------------  ------------- ---------------  --------------

Loss Before Taxes                      (492,926)      (624,163)     (1,835,920)     (2,112,233)

Income Taxes                                  -              -               -               -
                                 --------------  ------------- ---------------  --------------

Net Loss After Taxes             $     (492,926) $    (624,163)$    (1,835,920) $   (2,112,233)
                                 ==============  ============= ===============  ==============

Weighted Average Shares
Outstanding                          12,100,249     12,039,128      12,098,700      12,024,802
                                 ==============  ============= ===============  ==============

Loss per Common Share            $       (0.04)  $      (0.05) $        (0.15)  $       (0.18)
                                 ==============  ============= ===============  ==============




                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS



                                                         For the Nine Months
                                                          Ended September 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .........................................   $(1,835,920)   $(2,112,233)

Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:

Stock issued for commissions .....................        15,000        604,283
(Increase) decrease in:
    inventory ....................................          --          (80,975)
    accounts receivable ..........................         8,118        (19,696)
    related party receivables ....................        (2,486)      (104,029)
    prepaid expense & other assets ...............         9,194           --
Increase (decrease) in:
   accounts payable ..............................       148,140       (200,290)
   accrued liabilities ...........................       108,724       (339,015)
   lease obligation ..............................        (4,783)          (851)
   related party payables ........................        74,442        952,500
Depreciation and Amortization ....................       182,797        174,116
                                                     -----------    -----------

Net cash used in operating activities ............    (1,296,774)    (1,126,190)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment .........................       (73,970)      (891,633)
Acquisition of patents ...........................       (46,102)       (31,538)
                                                     -----------    -----------

Net cash used by investing activities ............      (120,072)      (923,171)
                                                     -----------    -----------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)




                                                         For the Nine Months
                                                         Ended September 30,
                                                      --------------------------
                                                          2001           2000
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock .......................   $   483,892    $ 2,245,813
Proceeds from shareholder loans ...................     1,240,000           --
Conversion of note payable to preferred stock .....      (290,000)          --
                                                      -----------    -----------
Net Cash Provided by Financing  Activities ........     1,433,892      2,245,813
                                                      -----------    -----------

Net Increase (Decrease) in
   Cash  and Cash Equivalents .....................        17,046        196,452
Cash and Cash Equivalents at
   Beginning of the Period ........................         2,870        203,232
                                                      -----------    -----------
Cash and Cash Equivalents at
   End of the Period ..............................   $    19,916    $   399,684
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest ..........................................   $   137,437    $    41,005
Income Taxes ......................................   $      --      $      --









                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of September 30, 2001 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


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

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                    Loss           Shares           Amount

                                                For the three months ended September 30, 2001
                                                ---------------------------------------------

Basic Earnings per Share
Income available to common shareholders        $      (492,926)     12,100,249  $       (0.04)
                                               =============== ===============  ==============

                                                For the three months ended September 30, 2000
                                                ---------------------------------------------

Basic Earnings per Share
Income available to common shareholders        $      (624,163)     12,039,128  $       (0.05)
                                               =============== ===============  ==============

                                                For the nine months ended September 30, 2001
                                                --------------------------------------------

Basic Earnings per Share
Income available to common shareholders        $    (1,835,920)     12,098,700  $       (0.15)
                                               =============== ===============  ==============

                                                For the nine months ended September 30, 2000
                                                --------------------------------------------

Basic Earnings per Share
Income available to common shareholders        $    (2,112,233)     12,024,802  $       (0.18)
                                               =============== ===============  ==============

                                       10

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES(continued):
--------------------------------------------------------------------

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and nine months ended September 30, 2001 and 2000 are not presented as it would be anti-dilutive.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

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

NOTE 3 - LEASE COMMITMENT

        The Company currently leases approximately 2,262 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are $31,763 per year.

        The Company has also entered into lease agreements for the rental of computer equipment. These leases expire between September 2003 and May 2004. The total monthly lease payments due on the above leases is approximately $230.

        During 2000, the Company entered into a financing agreement for the purchase of a laser printer. The payments on this agreement are $312 per month for a term of 36 months.

         The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
------------------------------------
        2001                                   $     12,108
        2002                                          5,160
        2003                                          4,182
        2004                                              -
        2005                                              -
                                               ------------
        Total minimum future lease payments    $     21,450
                                               ============

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 4 - RESEARCH AND DEVELOPMENT (continued):

        During the three months ended September 30, 2001 and 2000, the Company expended $53,456 and $359,046, respectively for research and development of the technology involved with its patents.

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

        During the year ended December 31, 2000 and the nine months ended September 30, 2001, shareholders loaned the Company $1,100,000 and $950,000 respectively. This loan is secured by the Company's inventory, accounts receivable, equipment and any proceeds related to these assets. This note is payable within one year plus interest at 10% per annum. The total balance of notes payable due as of September 30, 2001 is $2,178,750.

        On February 1, 2000 an accrued liability in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of July 31, 2001, the total balance on the note receivable was $98,375. On July 31, 2001, the Company forgave the remaining amount owed on the receivable in exchange for 100,000 shares of common stock that were returned to the Company.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 6- STOCK OPTIONS (continued):

                                                                     Shares Under Option
                                                               -------------------------------
                                                                September 30,   December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Outstanding, beginning of year                                       2,685,049       2,898,098
Granted during the year                                              1,998,449         864,151
Canceled during the year                                            (2,479,245)       (361,699)
Exercised during the year                                                    -        (715,501)
                                                               ---------------  --------------

Outstanding, end of year (at prices
ranging from $.86 to $3.61 per share)                                2,204,253       2,685,049
                                                               ===============  ==============

Eligible, end of year for exercise currently (at prices
ranging from $.86 to $3.61 per share)                                1,488,831       2,055,752
                                                               ===============  ==============

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

         Holders of Classes A, B and C Shares shall be entitled to receive when and as declared by

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

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

NOTE 8 - CONTINGENCIES

        On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. Pursuant to the

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 8 - CONTINGENCIES (continued):

agreement, eiKart was to pursue certain financing sources for the Company. The Complaint also alleges that eiKart was requested by and performed for the Company certain additional financing consulting services. The Complaint also claims that the Company defrauded eiKart by stating that it was seeking interim financing when in reality, the Company was not seeking financing, but trying to "go private" and that the Company defrauded eiKart by not executing an amendment to the written agreement. eiKart seeks payment in the form of stock options and cash as required pursuant to said written agreement as if all benchmarks were satisfied, payment for the fair value of financing services rendered (alleged to be in excess of $300,000) and recovery of damages suffered as a result of the fraudulent misrepresentations in the amount to be proven at trial. The Company disputes all claims as invalid and intends to vigorously defend this action. Management believes that the Company will prevail in this matter, therefore no provision has been made in the financial statements related to this claim.





Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2000.

Plan of Operations - The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing (2002) to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis- redemption and mal-redemption); (ii) the establishment of targeted Internet links to enhance customer loyalty with frequent shopper programs and personal shopping programs; (iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) the introduction of an electronic locking mechanism to prevent pilferage of shopping carts; and (v) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System's application to other retailers including superstores, discount stores, toy stores and warehouse stores. Following is a description of the Company's growth strategy, which is dependent upon the Company securing additional financing:

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

Future Business Development

1.  Technological Innovation and Expanded Product Offerings

The Company is in the process of developing various product enhancements for its retail grocer and consumer goods manufacturer clients and expects to offer these enhancements throughout 2002. These product enhancements include electronic coupons, the Klever-Kard* enhancement to existing frequent shopping programs ("Klever-Kard Program"). The Company is also investigating the opportunity to install an electronic cart locking system on Klever-Kart shopping carts. The electronic locking system is expected to reduce the pilferage of shopping carts by electronically locking the shopping cart's wheel when it is moved beyond the vicinity of the retailer.

Electronic Couponing

The Company expects to complete the development and testing of the electronic coupon feature of the Klever-Kart System in 2002. The Company expects the electronic coupon feature to be well received by the consumer goods companies, retailers and consumers because it (i) reduces handling costs for both the retailer and consumer goods manufacturer; (ii) virtually eliminates mis-redemption, mal-redemption and fraud associated with paper coupons; and (iii) makes coupon use convenient for the consumer. In addition, this feature is expected to permit the consumer goods manufacturer or retailer to electronically alter the face value of coupon to rapidly customize it for competitive situations, seasonal trends or to alter its value or expiration based upon predetermined redemption rates.

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

Klever-Kard Program

The Company expects to introduce the Klever-Kard Program in 2002. The Klever-Kard Program is a frequent shopper program enhancement that is expected to permit consumer goods companies and retailers to target specific promotional campaigns to individual consumers based upon demographics and personal buying history. Further development of the Klever-Kard Program is expected to include targeted Internet tie-ins, direct mail, rebates, download of shopping lists/recipes, product sampling and electronic contest entry. Information from individual consumer card usage is expected to produce individual customer profiles and track specific marketing and purchasing trends. Using this precedent in conjunction with the Klever-Kart System, the Company expects to sell customer profile information to consumer research companies, consumer goods companies and retailers.

2.  Expand Retailer Base

The Company expects to expand the Klever-Kart System's orientation to other retailers, including superstores, discount stores, toy stores, do-it-yourself
(DIY) stores and warehouse stores. In 2002 the Company plans to install the Klever-Kart System in a pilot store at two or more key retailers across the U.S. The Company believes that the existing Klever-Kart System can be easily adapted to meet the requirements of retailers operating in a variety of environments.

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

Cash flows. Operating activities used cash of $298,000 and $291,000 for the three months ended September 30, 2001 and 2000, respectively.

Investing activities have used cash of $93,000 and $93,000 for the three months ended September 30, 2001 and 2000. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $403,000 and $784,000 for the three months ended September 30, 2001 and 2000, respectively. Financing activities primarily represent sales of the Company's common and preferred stock.

The Company will be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. Pursuant to the agreement, eiKart was to pursue certain financing sources for the Company. The Complaint also alleges that eiKart was requested by and performed for the Company certain additional financing consulting services. The Complaint also claims that the Company defrauded eiKart by stating that it was seeking interim financing when in reality, the Company was not seeking financing, but trying to "go private" and that the Company defrauded eiKart by not executing an amendment to the written agreement. eiKart seeks payment in the form of stock options and cash as required pursuant to said written agreement as if all benchmarks were satisfied, payment for the fair value of financing services rendered (alleged to be in excess of $300,000) and recovery of damages suffered as a result of the fraudulent misrepresentations in the amount to be proven at trial. The Company disputes all claims as invalid and intends to vigorously defend this action. Management believes that the Company will prevail in this matter, therefore no provision has been made in the financial statements related to this claim.

Item 2.  Changes in Securities

The Company sold 877,647 shares of common stock and 94,191 shares of preferred stock during 2000. In addition, during the three months ended September 30, 2001, the Company sold 3,466 shares of common stock to individuals for $0.82 per share. All of such stock was sold in private placements to accredited investors directly by the Company without an underwriter in transactions exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. The total offering price of such securities was $3,180,828 for 2000 and $2,842 for the three months ended September 30, 2001. No underwriting commissions were paid.

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

         (1) Incorporated herein by reference from Registrant's Form 10KSB, Dated June 20, 1997.

         (2) Incorporated herein by reference from Registrant's Form 10KSB, Dated March 29, 2001.

         (3) Incorporated herein by reference from Registrant's Form 10QSB, Dated May 15, 2001.

        On October 1, 2001, the Company filed a report on 8K reporting as of September 28, 2001 a reduction of work force under Item 9.

        On October 11, 2001, the Company filed a report on 8K reporting the resignation of Paul G. Begum as a director prior to the annual Stockholders' Meeting on September 27, 2001, under Item 9. Also reported on the 8K was the October 1, 2001 resignation of Corey A. Hamilton as President and C.E.O. and as a director, under Item 9.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:       November 14, 2001
     ------------------------------------



By:  /s/ Richard J. Trout
    ------------------------------------
Richard J. Trout
President & Director
(Principal financial and Accounting Officer)