Form 10KSB
period 2001-12-31
KLEVER MARKETING INC
filed 2002-05-15
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                        To
                              -----------------------    -----------------------


Commission file number         0-18834
                       ---------------------

                             Klever Marketing, Inc.
                 (Name of small business issuer in its charter)

                Delaware                              36-3688583
       ------------------------------            --------------------
       State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization              Identification No.)


            350 West 300 South, Suite 201, Salt Lake City, Utah 84101
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (801) 322-1221
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

                                                            Total pages:     21
                                                                           -----
                                                     Exhibit Index Page:     18
                                                                           -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.        $0
                                                                     ---

     As of March 14, 2002, there were 12,674,807 (1 vote per share) Common, 53,014 (10 votes per share) Class A, 41,177 (10 votes per share) Class B, and 74,243 (10 votes per share) Class C Convertible Preferred Series 1, for a total of 14,359,147 shares of the Registrant's voting stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $5,600,853 computed at the closing price as of March 14, 2002.


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

                                TABLE OF CONTENTS

Item Number and Caption                                                                  Page
PART I

Item 1.     Description of Business                                                          4

Item 2.     Description of Property                                                          4

Item 3.     Legal Proceedings                                                                5

Item 4.     Submission of Matters to a Vote of Security Holders                              5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                         6

Item 6.     Management's Discussion and Analysis or Plan of Operations                       9

Item 7.      Financial Statements                                                           12

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                       12

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                           12

Item 10.   Executive Compensation                                                           14

Item 11.   Security Ownership of Certain Beneficial Owners and Management                   16

Item 12.   Certain Relationships and Related Transactions                                   18

Item 13.   Exhibits and Reports on Form 8-K                                                 18

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



                         ITEM 2 DESCRIPTION OF PROPERTY


        The Company currently leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,025 per month. The office space is used as the Corporate headquarters. It is located at 350 West 300 South, Suite 203, Salt Lake City, Utah.

        The Company has also entered into lease agreements for the rental of computer equipment. These leases expire between September 2003 and May 2004. The total monthly lease payments due on the above leases is approximately $210.

        During 2000, the Company entered into a financing agreement for the purchase of a laser printer. The payments on this agreement are $312 per month for a term of 36 months.

                            ITEM 3 LEGAL PROCEEDINGS


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



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


        On September 27, 2001, the Company held its annual shareholder meeting. The following matters were voted on:

     Proposal 1: Election of the following nominees as directors of the Company, to serve a term until the next Annual Meeting of Stockholders and until their successors shall be duly elected and qualified: D. Paul Smith, Corey A. Hamilton, Michael L. Mills, Richard J. Trout, William C. Bailey, Leonard D. Southwick, and C. Terry Warner.

        Proposal 2: Approval of amendment to Article V, Section 6 of the Company's Bylaws with regard to a single person holding the offices of the Company's President and Chief Executive Officer as set forth in the Proxy Statement.

        Proposal 3: To ratify the selection of Robison, Hill & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2001.

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

        The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:




              2000:                       High             Low
First Quarter                           $       4.25    $       1.88
Second Quarter                          $       3.67    $       2.06
Third Quarter                           $       2.50    $       1.13
Fourth Quarter                          $       1.53    $       0.38

              2001:
First Quarter                           $       1.12    $       0.37
Second Quarter                          $       1.01    $       0.60
Third Quarter                           $       0.85    $       0.16
Fourth Quarter                          $       0.35    $       0.11

         The number of shareholders of record of the Company's common stock as of March 14, 2001 was 689.

        The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

        The Company sold 526,733 shares of common stock and 74,243 shares of preferred stock during 2001. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933. (See Item &. Financial Statements, Statement of Stockholders' Equity, pages F - 7 through F - 9)

        On February 7, 2000 the Board of Directors authorized and established "Class A Voting Preferred Stock Series 1. " ("Class A Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consist of 1,000,000 shares, 125,000 shares thereof are designated as Series 1 shares.

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

        On September 24, 2000 the Board of Directors authorized and established "Class B Voting Preferred Stock" ("Class B Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consist of 250,000, 125,000 shares thereof are designated as Series 1 shares.

        Class B Shares are convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment).

        Holders of Class B Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class B Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class B Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class B Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class B Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class B Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class B Shares.

        Class B Shareholders shall be entitled to one vote for each share of Common Stock into which such Class B Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class B Shares shall vote with the holders of shares of Common Stock and not as a separate class.

        Class B Shares shall carry a liquidation preference of $17 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

        The Class B Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after March 24, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series. The redemption price shall be $17.00 per share together with accrued but unpaid dividends on such shares, if any.

        On January 2, 2001 the Board of Directors authorized and established "Class C Voting Preferred Stock" ("Class C Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class C Shares consist of 500,000, 125,000 shares thereof are designated as Series 1 shares and 125,000 shares thereof are designated as Series 2 shares.

        Class C Shares are convertible into Common Stock at an initial conversion price of $.66 (subject to adjustment).

        Holders of Class C Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares, of the same Series for which the dividend is accrued, for each outstanding Class C Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class C Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class C Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class C Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class C Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class C Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class C Shares.

        Class C Shareholders shall be entitled to one vote for each share of Common Stock into which such Class C Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class C Shares shall vote with the holders of shares of Common Stock and not as a separate class.

        Class C Shares shall carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

        The Class C Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 2, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series. The redemption price shall be $6.60 per share together with accrued but unpaid dividends on such shares, if any.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


Plan of Operations - The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing (2003) to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis- redemption and mal-redemption); (ii) the establishment of targeted Internet-type content to enhance customer loyalty; (iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System's application to other retailers including superstores, discount stores, toy stores and warehouse stores. Following is a description of the Company's growth strategy, which is dependent upon the Company securing additional financing:

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

In early third quarter 2000, the Company installed stores for testing of the Phase II system. In November 2000, the Company commenced engineering design and development of Phase III. Phase III focused on improved consumer ergonomics, enhanced user interface, modular design, improved graphics, and longer battery life. The Company intends to complete this phase and proceed with a roll out into stores.

Future Business Development

1.  Technological Innovation and Expanded Product Offerings

The Company is in the process of developing various product enhancements for its retail grocer and consumer goods manufacturer clients and expects to offer these enhancements throughout 2003. These product enhancements include electronic coupons, the Klever-Kard* enhancement to existing frequent shopping programs ("Klever-Kard Program").

Electronic Couponing

The Company expects to complete the development and testing of the electronic coupon feature of the Klever-Kart System in 2003. The Company expects the electronic coupon feature to be well received by the consumer goods companies, retailers and consumers because it (i) reduces handling costs for both the retailer and consumer goods manufacturer; (ii) virtually eliminates mis-redemption, mal-redemption and fraud associated with paper coupons; and (iii) makes coupon use convenient for the consumer. In addition, this feature is expected to permit the consumer goods manufacturer or retailer to electronically alter the face value of coupon to rapidly customize it for competitive situations, seasonal trends or to alter its value or expiration based upon predetermined redemption rates.

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

Klever-Kard Program

The Company expects to introduce the Klever-Kard Program in 2003. The Klever-Kard Program is a frequent shopper program enhancement that is expected to permit consumer goods companies and retailers to target specific promotional campaigns to individual consumers based upon demographics and personal buying history. Further development of the Klever-Kard Program is expected to include targeted Internet tie-ins, direct mail, rebates, download of shopping lists/recipes, product sampling and electronic contest entry. Information from individual consumer card usage is expected to produce individual customer profiles and track specific marketing and purchasing trends. Using this precedent in conjunction with the Klever-Kart System, the Company expects to sell customer shopping behavior information to consumer research companies, consumer goods companies and retailers.

2.  Expand Retailer Base

The Company expects to expand the Klever-Kart System's orientation to other store formats including superstores, discount stores, toy stores, do-it-yourself
(DIY) stores and warehouse stores. The Company plans to install the Klever-Kart System in a pilot store at two or more key retailers across the U.S. The Company believes that the existing Klever-Kart System can be easily adapted to meet the requirements of retailers operating in a variety of environments.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company was in the development stage until June 30, 1998. For the years ended December 31, 2001 and 2000, the Company had net losses of $2,342,405 and 4,066,283, respectively. This decrease in the loss is primarily due to a decrease in operations.

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

        Cash flows. Operating activities used cash of $1,382,000 and $3,397,000 for 2001 and 2000 respectively. The decrease in the use of cash is due primarily to a decrease in operations.

     Investing activities have used cash of $122,000 and $112,000 for 2001 and 2000, respectively. Investing activities primarily represent purchases of phase 2 equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

        Financing activities provided cash of $1,501,000 and $3,309,000 for 2001 and 2000, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name             Age     Office                Term Expires


Richard J. Trout             45     President             Next annual shareholder meeting
D. Paul Smith                55     CFO/Vice-President
                                    Secretary/Chairman    Next annual shareholder meeting
William C. Bailey            67     Director              Next annual shareholder meeting
Michael L. Mills             39     Director              Next annual shareholder meeting
Leonard D. Southwick         48     Director              Next annual shareholder meeting
C. Terry Warner              65     Director              Next annual shareholder meeting

        Richard J. Trout, age 45, became the Company's President in October 2001 and a director of the Board in September 2000. In the capacity of the Company's President, Mr. Trout will work side-by-side with Mr. Smith to facilitate the company's plans for funding, M & A activity, strategic positioning and various other financial planning and reporting functions. Mr. Trout comes to Klever Marketing with a strong financial background working for Western Financial Bank in California as a vice president for 12 years. For the past three years he has been the CFO and an active board member for Olson Farms Inc.

     D. Paul Smith, age 55, became Chairman of the Board in January 2001, and CFO, Vice- President, and Secretary in October 2001, and has served as director of the Company since November 2000. Mr. Smith has been an ongoing financial advisor to the Company for the past five years and has played an active part in the development of the Company's business plan. Mr. Smith is Chief Financial Officer for the Arbinger Institute.

        William C. Bailey, age 67, was elected as a director of the Company in June 1994. Mr. Bailey is President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies. Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association's President in 1978 and again in 1990. He received the industry's first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989. He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust. He is a member of the Board of Trustees for the Utah Opera, currently serving as Chairman of the Board. He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah's Fine Art's Advisory Board. He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

     Michael L. Mills, age 39, was elected as a director of the Company in December 1998. Mr. Mills is President/CEO of Olson Farms, Inc., a diversified agricultural and real estate holding company with operations throughout the western United States. The company deals primarily in the production, processing, and distribution of eggs, with headquarters in Ontario, California. Mr. Mills has been with the company since 1989. Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah summa cum laude in accounting and math.

     Leonard D. Southwick, age 48, became a member of the Company's Board in January 2001. Mr. Southwick is currently Vice President and General Manager of the Metro Auto Group in Southern California and also a director on the Olson Farms Board. Mr. Southwick provides a successful history of managerial experience in the planning and execution of high growth operations.

     C. Terry Warner, Ph.D., age 65, became a member of the Company's Board in September 2001. Mr. Warner is a longtime shareholder in the Company. Mr. Warner is the founder of The Arbinger Company. He received his Ph.D. in philosophy from Yale University, and has been a senior teacher at Oxford University. He has taught at the university level for over twenty-five years and has been Dean of the College of General Studies at Brigham Young University. His area of focus is moral and social philosophy, and his ideas and writings about human relationships have been adopted and propagated by business consultants, family therapists, social psychologists, counselors and doctors of medicine all over the world. He has been a consultant, advisor and teacher to executives of many Fortune 500 companies for over fifteen years.



                         ITEM 10 EXECUTIVE COMPENSATION


Summary Compensation

        The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the individuals who were chief executive officer and chief operations officer at any time during the last fiscal year.

                                                                  Long Term Compensation
                                                           ------------------------------------
                                Annual Compensation               Awards          Payouts
                             ----------------------------  ------------------------------------
        (a)          (b)      (c)         (d)      (e)        (f)      (g)       (h)     (i)
                                                  Other              Securities
                     Year                        Annual   Restricted Underlying        All Other
                    Ended                        Compen-     Stock    Options/   LTIP    Compen-
     Name and        Dec.    Salary      Bonus   sation     Award(s)   SAR's    Payouts   sation
Principal Position    31     ($)(1)       ($)      ($)        ($)      (no.)      ($)       ($)
----------------------------------------------------------------------------------------------

Corey A. Hamilton    2001   112,500   (2)      -        -         -          -       -       -
President/CEO        2000   126,875            -        -         -    200,000       -       -
                     1999    23,538   (1)      -        -         -    100,000       -       -

(1)Corey A. Hamilton joined the Company in September 1999 as the Vice President of Sales and Marketing. In May of 2000, Mr. Hamilton was named President, and later was named Chief Executive Officer upon Paul G. Begum's resignation in December 2000.
(2)Corey A. Hamilton resigned from the Company as President and CEO effective September 30, 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year by the chief executive officer and chief financial officer of the Company.

                        Number of     % of Total    Exercise     Expiration   Potential Realizable
                        Securities      Option      Price ($)       Date        Value at assumed
                        Underlying    Granted to                                 annual rates of
                        ----------    ----------                                 ---------------
                         Options       Employees                                   stock price
                         Granted                                                appreciation for
                                                                                 option term ($)
--------------------- -------------- ------------- ----------- -------------- ---------------------
                                                                                   5%         10%
--------------------- -------------- ------------ ------------ -------------- ----------- ----------

Richard J. Trout          25,000         2.4%         1.00       09/07/2002
--------------------- -------------- ------------ ------------ -------------- ----------- ----------
Richard J. Trout         100,000         9.4%         1.00       01/26/2004
--------------------- -------------- ------------ ------------ -------------- ----------- ----------
D. Paul Smith            100,000         9.4%         1.00       01/26/2004
--------------------- -------------- ------------ ------------ -------------- ----------- ----------

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

        The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year by the chief executive officer, chief financial officer, and directors of the Company.

                                                                       At Fiscal Year End
--------------------- --------------- ----------- ------------------------------------------------------------
                          Shares         Value         Number of Securities         Value of Unexercised in-
                        Acquired on    Realized       Underlying Unexercised       the-money options ($) (a)
                         exercise         ($)                  Options
--------------------- --------------- ----------- ------------------------------ ------------------------------
                                                   Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------- --------------- ----------- -------------- ---------------- -------------- ----------------
Richard J. Trout             0            $0          25,000         100,000         $12,750         $51,000
--------------------- --------------- ----------- -------------- ---------------- -------------- ----------------
Michael L. Mills             0            $0          45,455         100,000         $23,182         $51,000
--------------------- --------------- ----------- -------------- ---------------- -------------- ----------------
D. Paul Smith                0            $0            0            100,000            $0           $51,000
--------------------- --------------- ----------- -------------- ---------------- -------------- ----------------
William C. Bailey            0            $0            0            100,000            $0           $51,000
--------------------- --------------- ----------- -------------- ---------------- -------------- ----------------
Leonard Southwick            0            $0            0            100,000            $0           $51,000
--------------------- --------------- ----------- -------------- ---------------- -------------- ----------------

(a) Based on the closing price of the Company's Common Stock on March 14, 2002 at $.51 per share


Executive Compensation and Benefits

        The Company provides to all of its full time employees, including executive officers and directors, health insurance and miscellaneous other benefits.




                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 14,359,147 shares of voting securities that are issued and outstanding as of March 14, 2002, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                              # of
Name and Address                  Nature of                   Shares
of Beneficial Owners              Ownership                   Owned            Percent
Directors

Principal Shareholders

Paul G. Begum                     Direct(2)                  3,203,660          22.31%
                                  Preferred Shares(2)(3)          15,380          0.11%
                                                             -----------        -------
                                    Total                    3,219,040          22.42%
                                                             =========          ======

Michael L. Mills                  Direct(1)                  2,029,809          14.14%
                                  Preferred Shares(1)(4)        908,860           6.33%
                                                             ----------         -------
                                    Total(6)                 2,938,669          20.47%
                                                             =========          ======

C. Terry Warner                   Direct(6)                     902,540           6.29%

Seabury Entities                  Preferred Shares(5)(6)        717,790           5.00%

                                                              # of
Name and Address                  Nature of                   Shares
of Beneficial Owners              Ownership                   Owned            Percent
Directors

Directors and Executive Officers
Michael L. Mills                  Direct(1)                  2,029,809          14.14%
                                  Preferred Shares(1)(4)        908,860           6.33%
                                                             ----------         -------
                                    Total(6)                 2,938,669          20.47%
                                                             =========          ======

C. Terry Warner                   Direct(6)                     902,540           6.29%

All Executive Officers and
Directors as a Group (6
persons)                          Direct                     4,279,622          29.80%
                                  Preferred Shares(4)           908,860           6.33%
                                                             ----------         -------
                                    Total(6)                 5,188,482          36.13%
                                                             =========          ======

(1) Because Mr. Mills is president of Olson Farms, executor of the Estate of Peter Dean Olson, trustee of the Olson Foundation, he has voting and investment control but disclaims any pecuniary interest. For The Olson Foundation, Mr. Mills is one of four trustees and does not have voting or investment power because of a majority-vote rule relation to the Foundation. The Olson Trust ownership includes 759,765 shares held by Olson Farms, 20,000 shares held by the Olson Family Trust, 150,000 shares held by the Olson Foundation, 960,945 shares held by the Estate of Peter D. Olson, and 115,917 shares held by Peter D. Olson IRA. The Olson Trust ownership also includes 908,860 shares (90,886 preferred shares, convertible to common shares at a conversion ratio of 10 to 1) held by Olson Farms (790,560 shares) and Olson Foundation (118,300 shares).

(2) Mr. Begum's ownership includes 31,834 shares held by Mr. Begum, 2,542,967 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder, 538,859 shares held by PSF, Inc., a private company, of which Mr. Begum is President and principal shareholder, and 90,000 shares held by the Reed H. Bradford Center for Christian Living, a 509(a)(1) publicly supported organization. Mr. Begum's ownership also includes 15,380 shares (1,538 preferred shares, convertible to common shares at a conversion ratio of 10 to 1) held by Tree of Stars.

(3) These shares are Class A Convertible Preferred. The conversion ratio is 10 to 1. Preferred Shares shown in this table are converted to common.

(4) These shares consist of 5,769 Class A, 41,177 Class B, and 43,940 Class C Convertible Preferred. The conversion ratio is 10 to 1. Preferred Shares shown in this table are converted to common.

(5) These shares consist of 41,476 Class A and 30,303 Class C Convertible Preferred. The conversion ratio is 10 to 1. Preferred Shares shown in this table are converted to common.

(6) Total does not include 1,223,600 stock options that are currently exercisable or will be exercisable in the next 60 days. Mr. Mills has 229,720 options, Mr. Warner has 100,000 options, Seabury Entities has 413,880 options, and the remaining officers and directors as a group have 480,000 options.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

   During the year ended December 31, 2001, shareholders loaned the Company $1,017,323. These loans are secured by the Company's inventory, accounts receivable, equipment, patents, and any proceeds related to these assets. These notes are payable within one year plus interest at 10% per annum. The total balance of notes payable due as of December 31, 2001 is $2,246,073.

   During the year ended December 31, 2001, the Company accrued additional related party liabilities. These liabilities resulted from an agreement with a shareholder and interest due on accrued compensation. The total amount of these liabilities at December 31, 2001 is $85,409.

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

1.     Financial Statements
                                                                                         Page

Report of Robison, Hill & Co., Independent Certified Public Accountants....................F-1
Balance Sheets
  December 31, 2001, and 2000..............................................................F-2
Statements of Loss
  For the Years Ended December 31, 2001, and 2000..........................................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2001, and 2000..........................................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2001, and 2000.........................................F-10
Notes to Financial Statements
  December 31, 2001, and 2000.............................................................F-12

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


10.01              Separation Agreement between Paul G. Begum and the Registrant
                       Dated January 8, 2001 (2)

10.02              Stock Incentive Plan, effective June 1, 1998 (2)

10.03              Amended and Restated Promissory Note (Secured) of the Registrant payable to
                       Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and
                       Exhibit "A" (2)

10.04          Intercreditor Agreement between Seabury Investors III, Limited Partnership, The
               Olson Foundation, Presidio Investments, LLC, and the Registrant dated August
               27, 2001.

   (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997. (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001. (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001.


     (b)On October 1, 2001, the Company filed a report on 8K reporting as of September 28, 2001 a reduction of work force under Item 9.

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


                                                    KLEVER MARKETING, INC.


Dated: May 10, 2002                         By  /S/     Richard J. Trout
                                            ------------------------------------
                                            Richard J. Trout
                                            President, Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May 2002.

Signatures                                    Title

/S/     Richard J. Trout
------------------------------------------------------------
Richard J. Trout                            President


/S/     D. Paul Smith
-------------------------------------------------------------
D. Paul Smith                               C.F.O., Vice-President, Secretary,
                                            Chairman


/S/     Michael L. Mills
-----------------------------------------------------------
Michael L. Mills                            Director


/S/     C. Terry Warner
-----------------------------------------------------------
C. Terry Warner                             Director

                             KLEVER MARKETING, INC.

                                       -:-

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

                                                                                           Page

Independent Auditor's Report...............................................................F-1

Balance Sheets
   December 31, 2001 and 2000..............................................................F-2

Statements of Loss
   For the Years Ended December 31, 2001 and 2000..........................................F-4

Statement of Stockholders' Equity
   For the Years Ended December 31, 2001 and 2000..........................................F-5

Statements of Cash flows
   For the Years Ended December 31, 2001 and 2000.........................................F-10

Notes to the Financial Statements
   December 31, 2001 and 2000.............................................................F-12

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Klever Marketing, Inc.
Salt Lake City, Utah

        We have audited the accompanying balance sheets of Klever Marketing, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted,


                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
May 6, 2002

                             KLEVER MARKETING, INC.
                                  BALANCE SHEET

                                                                        December 31,
                                                               -------------------------------
ASSETS                                                              2001             2000
------
                                                               ---------------  --------------
Current Assets
     Cash                                                      $             -  $        2,870
     Accounts Receivable                                                     -           8,631
     Prepaid Expense                                                   226,272           5,000
     Shareholder Receivables                                             7,964         103,854
     Other Assets                                                            -          92,339
                                                               ---------------  --------------
          Total Current Assets                                         234,236         212,694
                                                               ---------------  --------------
Fixed Assets
     Office Equipment                                                  155,876         155,298
     Phase 2 Equipment                                                  66,690               -
     Less Accumulated Depreciation                                    (105,145)        (78,663)
                                                               ---------------  --------------
          Net Fixed Assets                                             117,421          76,635
                                                               ---------------  --------------
Other Assets
     Patents                                                         2,303,380       2,247,153
     Less Accumulated Amortization                                  (1,694,599)     (1,477,349)
                                                               ---------------  --------------
          Net Other Assets                                             608,781         769,804
                                                               ---------------  --------------

          Total Assets                                         $       960,438  $    1,059,133
                                                               ===============  ==============

                             KLEVER MARKETING, INC.
                                  BALANCE SHEET
                                   (Continued)

                                                                        December 31,
                                                               -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                2001             2000
------------------------------------
                                                               ---------------  --------------
Current Liabilities
     Accounts Payable, Trade                                   $       420,945  $      192,510
     Liability for Overdrawn Cash                                        3,903               -
     Accrued Liabilities                                               346,011         166,078
     Related Party Payables                                          2,331,482       1,228,750
     Short-term Notes Payable                                            4,828           8,478
                                                               ---------------  --------------
          Total Current Liabilities                                  3,107,169       1,595,816

Non-Current Liabilities
     Lease Obligation Payable                                            6,246           9,057
                                                               ---------------  --------------


          Total Liabilities                                          3,113,415       1,604,873
                                                               ---------------  --------------


Stockholders' Equity
     Preferred stock (par  value $.01), 2,000,000 shares authorized
          168,434 issued and outstanding December 31, 2001
          and 94,191 issued and outstanding December 31, 2000            1,684             942
     Common Stock (Par Value $.01),  20,000,000  shares
          authorized.  12,674,807 shares issued and outstanding
          December 31, 2001 and 12,152,768 shares issued and
          outstanding December 31, 2000                                126,748         121,528
     Common Stock to be issued, 435,584 shares at
          December 31, 2001 and 2000                                     4,356           4,356
     Treasury Stock, 1,000 shares at December 31, 2001
          and -0- shares at December 31, 2000                           (1,000)              -
     Paid in Capital in Excess of Par Value                         12,276,665      11,546,459
     Retained Deficit                                              (14,561,430)    (12,219,025)
                                                               ---------------  --------------
          Total Stockholders' Equity                                (2,152,977)       (545,740)
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $       960,438  $    1,059,133
                                                               ===============  ==============

    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                                STATEMENT OF LOSS

                                                                      For the Year Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                      2001           2000
                                                                 --------------  -------------

Revenue                                                          $            -  $      27,000
                                                                 --------------  -------------

Expenses
  Sales and marketing                                                    33,929         83,617
  General and administrative                                          1,607,942      2,312,875
  Research and development                                              486,958      1,830,349
                                                                 --------------  -------------

     Total Expenses                                                   2,128,829      4,226,841
                                                                 --------------  -------------

Other income (expense)
  Interest income                                                         4,504         11,764
  Interest expense                                                     (217,939)       (68,364)
  Loss on sale of assets                                                    (41)       190,258
                                                                 --------------  -------------

     Total Other Income (Expense)                                      (213,476)       133,658
                                                                 --------------  -------------

Income (Loss) Before Taxes                                           (2,342,305)    (4,066,183)

Income Taxes                                                                100            100
                                                                 --------------  -------------

Net Income (Loss) After Taxes                                    $   (2,342,405) $  (4,066,283)
                                                                 ==============  =============

Weighted Average Shares
  Outstanding                                                        12,557,378     11,978,017
                                                                 ==============  =============

Loss Per Share                                                   $       (0.19)  $      (0.34)
                                                                 ==============  =============







          The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                            Common       Paid in
                                                                                             Stock     Capital in
                                      Preferred Stock      Common Stock         Treasury     to be      Excess of      Retained
                                      ---------------  --------------------
                                      Shares  Amount     Shares    Amount         Stock      Issued     Par Value       Deficit
                                       ----- --------  ---------- ---------    ------------  -------   -----------    -----------

Balance at January 1, 2000 ..........      - $   --    11,275,121 $ 112,751    $       --     $4,589   $ 8,375,350    $(8,152,742)

January 2000 shares to company
   for cash at $2.75 per share ......     --     --      27,273         273            --       --          74,727           --
February 2000 shares issued for
   compensation at $3.99 per share ..     --     --      74,608         746            --       --         296,939           --
February 2000 exercise of stock
   option for cash and note
   receivable at $0.86 per share ....     --     --     579,585       5,796            --       --         492,646           --
February 2000 shares to individual
   for cash at $1.07 per share ......     --     --      28,979         290            --       --          30,718           --
February 2000 shares canceled and
   converted to preferred shares at
   $2.75 per share ..................     --     --    (100,000)     (1,000)           --       --        (274,000)          --
January & February 2000 shares
   issued to companies for cash
   at $26 per share .................    5,769    57       --          --              --       --          149,943          --
February 2000 shares converted
   from common shares at $26
   per share ........................   10,576   106       --          --              --       --         274,894           --
February 2000 conversion of note
   payable to preferred shares at $26    9,615    96       --          --              --       --         249,904           --
February 2000 shares issued to
   company for cash at $26 per
   share ............................   21,285   213       --          --              --       --         553,162           --

                                           KLEVER MARKETING, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                                (continued)

                                                                                            Common       Paid in
                                                                                             Stock     Capital in
                                         Preferred Stock      Common Stock         Treasury     to be      Excess of      Retained
                                         ---------------  --------------------
                                         Shares  Amount     Shares    Amount         Stock      Issued     Par Value       Deficit
                                         ------ --------  ---------- ---------    ------------  -------   -----------    -----------

March 2000 shares issued to
   company for accounts payable
   at $3.00 per share ..................      - $   --     2,603 $         26    $ --          $--     $     7,783    $      --
March 2000 shares issued to
   individual for cash at $2.75
   per share ...........................     --     --      10,909        109      --           --          29,891           --
April 2000 exercise of stock option
   by individual for cash at $1.07
   per share ...........................     --     --      18,193        182      --           --          19,285           --
April 2000 shares issued to
   company for cash at $2.50 per
   share ...............................     --     --      40,312        403      --           --         100,377           --
May 2000 shares issued to
   company for cash at $2.75 per
   share ...............................     --     --      54,546        546      --           --         149,455           --
May 2000 shares issued to
   companies for accounts payable
   at $2.75 per share ..................     --     --       6,885         69      --           --          18,866           --
May 2000 paid-in capital from
   treasury stock transaction ..........     --     --        --         --        --           --           5,980           --
May 2000 shares issued to
   individual that were paid for in 1997     --     --      23,334        233    (23,334)       (233)         --             --

                                           KLEVER MARKETING, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                                (continued)

                                                                                            Common       Paid in
                                                                                             Stock     Capital in
                                         Preferred Stock      Common Stock      Treasury     to be      Excess of      Retained
                                         ---------------  --------------------
                                         Shares  Amount     Shares    Amount     Stock      Issued     Par Value       Deficit
                                         ------ --------  ---------- ---------  --------    -------   -----------    -----------

May 2000 shares issued to
   company for cash at $26 per
   share ...............................   5,769 $   58        - $       --      $ --       $   --     $   149,942    $      --
July 2000 shares issued to
   individuals for cash at $1.07
   per share ...........................     --     --      68,744        687      --           --          72,869           --
July 2000 paid-in capital from
   treasury stock transaction ..........     --     --        --         --        --           --          10,200           --
September 2000 stock issued to
   company for cash at $17.00 per
   share ...............................   41,177   412       --         --        --           --         699,588           --
November & December 2000
   shares issued to individuals for
   cash at $1.50 to $1.56 per share ....     --     --      48,979        490      --           --          74,717           --
December 2000 shares issued to
   individual for legal services at
   $0.89 per share .....................     --     --       2,697         27      --           --           2,373           --
December 2000 shares returned at
   $1.73 to $2.12 per share ............     --     --     (10,000)      (100)     --           --         (19,150)          --

Net Loss ...............................     --     --        --         --        --           --            --       (4,066,283)
                                           ------   ---   --------    -------    ------   ----------   -----------    -----------

Balance December 31, 2000 ..............   94,191   942   12,152,768  121,528      --          4,356    11,546,459    (12,219,025)

                                           KLEVER MARKETING, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                                (continued)

                                                                                            Common       Paid in
                                                                                             Stock     Capital in
                                         Preferred Stock      Common Stock      Treasury     to be      Excess of      Retained
                                         ---------------  --------------------
                                         Shares  Amount     Shares    Amount     Stock      Issued     Par Value       Deficit
                                         ------ --------  ---------- ---------  --------    -------   -----------    -----------

January 2001 shares issued for
   payment of note payable at
   $6.60 per share .....................   37,879 $ 379        - $       --      $ --       $   --     $   249,621    $      --
January 2001 shares cancelled for
   nonpayment ..........................     --     --      (4,694)       (47)     --           --          (9,903)          --
March 2001 shares issued for
   payment of note payable at
   $6.60 per share .....................    6,061    60       --         --        --           --          39,940           --
March 2001 shares issued for
   research and development
   expenses at $1.00 per share .........     --     --      15,000        150      --           --          14,850           --
May 2001 shares issued to
   company for cash at $6.60
   per share ...........................   30,303   303       --         --        --           --         199,697           --
June 2001 shares issued to
   company for cash at $.82
   per share ...........................     --     --       1,219         12      --           --             988           --
August 2001 shares issued to
   company for cash at $.82
   per share ...........................     --     --       3,466         35      --           --           2,807           --
August 2001 shares issued for
   general and administrative
   expenses at $.66 per share ..........     --     --     507,048      5,070      --           --         329,581           --

                                           KLEVER MARKETING, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                                (continued)

                                                                                           Common     Paid in
                                                                                           Stock    Capital in
                                         Preferred Stock      Common Stock      Treasury   to be     Excess of  Retained
                                         ---------------  --------------------
                                         Shares  Amount     Shares    Amount     Stock    Issued     Par Value   Deficit
                                         ------ --------  ---------- ---------  --------  -------   -----------   -----------

September 2001 shares returned
   to Company for accounts
   receivable of $98,375                  --    $   --          --   $     --   $(1,000)  $  --     $ (97,375)   $        --

Net Loss ................                 --    $   --          --   $     --   $   --    $  --     $     --     $  (2,342,405)
                                         ------ --------  ---------- ---------  --------  -------   -----------  -------------

Balance December 31, 2001               168,434 $ 1,684   12,674,807 $ 126,748  $(1,000)  $ 4,356   $12,276,665  $ (14,561,430)
                                        ======= =======   ========== =========  ========  =======   ===========  =============












                 The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                                     For the Year ended
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $    (2,342,405) $   (4,066,283)
Adjustments used to reconcile net loss to net cash provided
   by (used in) operating activities:
     Stock issued for general and administrative                       139,438         603,777
     Stock issued for research and development                          15,000               -
     Stock issued for patents and equipment                                  -          16,189
     Write-off of assets                                                81,388         445,330
     Stock issued for account payable                                        -          18,935
     Stock issued for interest expense                                       -          20,400
     Depreciation and amortization                                     246,558         233,404
     (Increase) decrease in accounts receivable                          8,218          (8,631)
     (Increase) decrease in shareholder receivable                      (2,486)        (69,712)
     (Increase) decrease in other assets & prepaid expense             (14,695)        (97,339)
     Increase (decrease) in accounts payable                           228,435        (209,197)
     Increase (decrease) in lease obligation payable                    (2,811)          9,057
     Increase (decrease) in related party payables                      85,409               -
     Increase (decrease) in accrued liabilities                        176,283        (293,122)
                                                               ---------------  --------------
Net Cash Used in Operating Activities                               (1,381,668)     (3,397,192)
                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                                     (66,190)        (78,019)
Acquisition of patents                                                 (56,227)        (34,303)
                                                               ---------------  --------------
Net Cash Used by Investing Activities                                 (122,417)       (112,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds capital stock issued                                          483,892       2,521,652
Proceeds from loans                                                  1,307,323       1,062,500
Conversion of note payable to preferred stock                         (290,000)       (250,000)
Stock issued for note payable                                                -         (25,000)
Principle payments on lease obligations                                      -               -
Cash payments on notes payable                                               -               -
                                                               ---------------  --------------
Net Cash Provided by Financing Activities                            1,501,215       3,309,152
                                                               ---------------  --------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (2,870)       (200,362)
Cash and Cash Equivalents at Beginning of the Year                       2,870         203,232
                                                               ---------------  --------------
Cash and Cash Equivalents at End of the Year                   $             -  $        2,870
                                                               ===============  ==============

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                     For the Year ended
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest                                                       $        10,142  $       14,731
Income Taxes                                                   $           100  $          100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

o During February 2000, the Company issued 74,608 shares of common stock for employee compensation of $297,686.
o During February 2000, the Company issued 579,585 shares of common stock for employee compensation of $306,667.
o During March 2000, the Company issued 2,603 shares of common stock in exchange for accounts payable of $7,809.
o During May 2000, the Company issued 18,193 shares of common stock in exchange for interest payable of $19,467.
o During May 2000, the Company issued 4,529 shares of common stock in exchange for accounts payable of $12,455.
o During May 2000, the Company issued 2,356 shares of common stock in exchange for accounts payable of $6,480.
o During May 2000, the company issued 2,000 shares of common stock held in the treasury in exchange for a forklift.
o During December 2000, the Company issued 2,697 shares of common stock in exchange for legal expenses of $2,400.
o During December 2000, 10,000 shares of common stock were returned to the Company. o During January 2001, 4,694 shares of common stock were canceled. o During January 2001, 37,879 shares of preferred stock were issued for payment of a note payable.
o During March 2001, 6,061 shares of preferred stock were issued for payment of a note payable.
o During March 2001, the Company issued 15,000 shares of common stock in exchange for research and development expenses.
o During July 2001, 100,000 shares of common stock were returned to the Company.
o During August 2001, 507,048 shares of common stock were issued in advance for services of $334,652.

          The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,316,000 for the year ended December 31, 2001 and losses of approximately $4,066,000 for the year ended December 31, 2000, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

        The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                    Loss           Shares           Amount

                                                    For the year ended December 31, 2001

Basic Loss per Share
Loss available to common shareholders          $    (2,342,405)     12,557,378  $       (0.19)
                                               =============== ===============  ==============

                                                    For the year ended December 31, 2000
Basic Loss per Share
Loss available to common shareholders          $    (4,068,905)     11,978,017  $       (0.34)
                                               =============== ===============  ==============

        Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2001 and 2000 are not presented as it would be anti-dilutive.

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

Fixed Assets

        Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

        Computer equipment                  3 years
        Office furniture and fixtures       5-10 years

        Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

determination of income or loss.

        Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Intangibles

        Intangibles associated with certain technology agreements are amortized over 10 -14 years.

Other Current Assets

        During 2000, the Company purchased supplies of batteries and parts related to research and development of the Klever-Kart System. These supplies are carried at fair market value on the balance sheet. Due to technological changes, these supplies have become obsolete. The parts supplies were sold in January 2001. The batteries were written-off and expensed during 2001.

NOTE 3 - INCOME TAXES

        The Company has accumulated tax losses estimated at $15,000,000 expiring in years 2007 through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 4 - LEASE COMMITMENT

        The Company currently leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,025 per month.

        The Company has also entered into lease agreements for the rental of computer equipment. These leases expire between September 2003 and May 2004. The total monthly lease payments due on the above leases is approximately $210.

        During 2000, the Company entered into a financing agreement for the purchase of a laser printer. The payments on this agreement are $312 per month for a term of 36 months.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 4 - LEASE COMMITMENT (continued)

        The minimum future lease payments under these leases for the next five years are:


      Year Ended December 31,
------------------------------------
        2002                                   $      8,289
        2003                                          5,774
        2004                                            890
        2005                                              -
        2006                                              -
                                               ------------
        Total minimum future lease payments    $     14,953
                                               ============

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

        During the years ended December 31, 2001 and 2000, the Company expended $516,606 and $1,830,349, respectively for research and development of the technology involved with its patents.

        Due to  technological  changes  during  2000,  the  Company  decided  to
write-off  and  expense  research  and  development   equipment  that  had  been
previously capitalized. The total expense from this write-off is $1,282,845.

NOTE 6- RELATED PARTY TRANSACTIONS

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

        During the year ended December 31, 2001, shareholders loaned the Company $1,017,323. These loans are secured by the Company's inventory, accounts receivable, equipment and any

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

proceeds related to these assets. These notes are payable within one year plus interest at 10% per annum. The total balance of notes payable due as of December 31, 2001 is $2,246,073.

        During the year ended December 31, 2001, the Company accrued additional related party liabilities. These liabilities resulted from an agreement with a shareholder and interest due on accrued compensation. The total amount of these liabilities at December 31, 2001 is $85,409.

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

NOTE 7- STOCK OPTIONS

        The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 1998, no options had been granted under the Plan. Compensation expense charged to operations in 2001 and 2000 is $0 and $297,686. The following is a summary of transactions:

                                                                     Shares Under Option
                                                               -------------------------------
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Outstanding, beginning of year                                       2,685,049       2,898,098
Granted during the year                                              2,299,367         864,151
Canceled during the year                                            (2,860,024)       (361,699)
Exercised during the year                                                    -        (715,501)
                                                               ---------------  --------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                2,124,392       2,685,049
                                                               ===============  ==============

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                1,458,500       2,055,752
                                                               ===============  ==============

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

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

        On September 24, 2000 the Board of Directors authorized and established "Class B Voting Preferred Stock" ("Class B Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consist of 250,000, 125,000 shares thereof are designated as Series 1 shares.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

        Class B Shares are convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment).

        Holders of Class B Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class B Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class B Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class B Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class B Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class B Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class B Shares.

        Class B Shareholders shall be entitled to one vote for each share of Common Stock into which such Class B Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class B Shares shall vote with the holders of shares of Common Stock and not as a separate class.

        Class B Shares shall carry a liquidation preference of $17 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

        The Class B Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after March 24, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series. The redemption price shall be $17.00 per share together with accrued but unpaid dividends on such shares, if any.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

        On January 2, 2001 the Board of Directors authorized and established "Class C Voting Preferred Stock" ("Class C Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class C Shares consist of 500,000, 125,000 shares thereof are designated as Series 1 shares and 125,000 shares thereof are designated as Series 2 shares.

        Class C Shares are convertible into Common Stock at an initial conversion price of $.66 (subject to adjustment).

        Holders of Class C Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares, of the same Series for which the dividend is accrued, for each outstanding Class C Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class C Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class C Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class C Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class C Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class C Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class C Shares.

        Class C Shareholders shall be entitled to one vote for each share of Common Stock into which such Class C Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class C Shares shall vote with the holders of shares of Common Stock and not as a separate class.

        Class C Shares shall carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

        The Class C Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 2, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series. The redemption price shall be $6.60 per share together with accrued but unpaid dividends on such shares, if any.

NOTE 9 - CONTINGENCIES

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

        During August 2001, the Company issued 507,048 shares of common stock as a prepayment for services to be rendered over the next twelve months. This resulted in a prepaid asset of $193,043 and expenses of $139,438. After three months the agreement was canceled. The Company is due to receive 380,286 shares of its own common stock back for the nine months of services that were never rendered. As of May 6, 2002, the Company has not received the shares.