Form 10QSB
period 2002-03-31
KLEVER MARKETING INC
filed 2002-05-20
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2002
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ---------------    -----------------
                    Commission file number                          0-18834
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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 12,674,807


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


        We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 17, 2002

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                ---------------  -------------
ASSETS                                                               2002            2001
                                                                ---------------  -------------
Current Assets
  Cash                                                          $           191  $           -
  Accounts Receivable                                                         -              -
  Prepaid Expenses                                                      215,919        226,272
  Related Party Receivables                                               7,964          7,964
                                                                ---------------  -------------

     Total Current Assets                                               224,074        234,236
                                                                ---------------  -------------

Fixed Assets
  Office Equipment                                                      155,876        155,876
  Phase 2 Equipment                                                      57,750         66,690
  Less Accumulated Depreciation                                        (110,201)      (105,145)
                                                                ---------------  -------------

     Net Fixed Assets                                                   103,425        117,421
                                                                ---------------  -------------

Other Assets
  Patents                                                             2,305,658      2,303,380
  Less Accumulated Amortization                                      (1,748,909)    (1,694,599)
                                                                ---------------  -------------

     Net Other Assets                                                   556,749        608,781
                                                                ---------------  -------------

     Total Assets                                               $       884,248  $     960,438
                                                                ===============  =============

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                                  March 31,      December 31,
                                                               ---------------  --------------
                                                                    2002             2001
                                                               ---------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                      $       424,634  $      420,945
  Liability for Overdrawn Cash                                               -           3,903
  Accrued Liabilities                                                  426,703         346,011
  Related Party Payables                                             2,382,156       2,331,482
  Short-term Notes Payable                                               4,164           4,828
                                                               ---------------  --------------

     Total Current Liabilities                                       3,237,657       3,107,169

Non-Current Liabilities
  Lease Obligation Payable                                               5,309           6,246
                                                               ---------------  --------------

     Total Liabilities                                               3,242,966       3,113,415
                                                               ---------------  --------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding March 31, 2002 and December 31, 2001                 1,684           1,684
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,674,807 shares
    issued and outstanding at March 31, 2002 and
    December 31, 2001                                                  126,748         126,748
  Common Stock to be issued, 435,584 shares at
     March 31, 2002 and December 31, 2001                                4,356           4,356
  Treasury Stock, 1,000 shares at March 31, 2002 and
     December 31, 2001                                                  (1,000)         (1,000)
  Paid in Capital in Excess of Par Value                            12,276,665      12,276,665
  Retained Deficit                                                 (14,767,171)    (14,561,430)
                                                               ---------------  --------------

     Total Stockholders' Equity                                     (2,358,718)     (2,152,977)
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       884,248  $      960,438
                                                               ===============  ==============


                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS

                                                                    For the Three Months
                                                                       Ended March 31,
                                                               -------------------------------
                                                                    2002                  2001
                                                               ---------------  --------------

Revenue                                                        $             -  $            -
                                                               ---------------  --------------

Expenses
  Sales and Marketing                                                        -           7,582
  General and Administrative                                           137,174         475,915
  Research and Development                                                   -         150,537
                                                               ---------------  --------------

     Total Expenses                                                    137,174         634,034
                                                               ---------------  --------------

Other Income (Expense)
  Interest Income                                                            -           1,921
  Interest Expense                                                     (68,667)        (29,769)
  Other Income (Expense)                                                   100               -
                                                               ---------------  --------------

    Total Other Income (Expense)                                       (68,567)        (27,848)
                                                               ---------------  --------------

Loss Before Taxes                                                     (205,741)       (661,882)

Income Taxes                                                                        -        -
                                                               ---------------  --------------

Net Loss After Taxes                                           $      (205,741) $     (661,882)
                                                               ===============  ==============

Weighted Average Shares
Outstanding                                                         12,674,807      12,159,992
                                                               ===============  ==============

Loss per Common Share                                          $        (0.02)  $       (0.05)
                                                               ===============  ==============








                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                                    For the Three Months
                                                                       Ended March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       $      (205,741) $     (661,882)

Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:

Stock issued for commissions                                                 -          15,000
(Increase) decrease in:
    inventory                                                                -               -
    accounts receivable                                                      -           5,790
    related party receivables                                                -           6,287
    prepaid expense & other assets                                      10,353          (1,681)
Increase (decrease) in:
   accounts payable                                                      3,689          (2,131)
   accrued liabilities                                                  76,789          25,898
   lease obligation                                                     (1,601)         (3,447)
   related party payables                                                 (162)              -
Depreciation and Amortization                                           59,366          60,155
                                                               ---------------  --------------

Net cash used in operating activities                                  (57,307)       (556,011)
                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment                                                    8,940               -
Acquisition of patents                                                  (2,278)         (5,810)
                                                               ---------------  --------------

Net cash used by investing activities                                    6,662          (5,810)
                                                               ---------------  --------------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                    For the Three Months
                                                                       Ended March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock                                    $             -  $      280,050
Proceeds from shareholder loans                                         50,836         840,000
Conversion of note payable to preferred stock                                -        (290,000)
                                                               ---------------  --------------
Net Cash Provided by Financing  Activities                              50,836         830,050
                                                               ---------------  --------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                              191         268,229
Cash and Cash Equivalents at
   Beginning of the Period                                                   -           2,870
                                                               ---------------  --------------
Cash and Cash Equivalents at
   End of the Period                                           $           191  $      271,099
                                                               ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
-------------------------------
  FLOW INFORMATION:

Interest                                                       $             -  $            -
Income Taxes                                                   $             -  $            -
















                       See accompanying notes and accountants' report.

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)
-----------------------------------------------------------

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

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                    Loss           Shares           Amount

                                                  For the three months ended March 31, 2002
                                                  -----------------------------------------
Basic Loss per Share
Loss available to common shareholders          $      (205,741)     12,674,807  $       (0.02)
                                               =============== ===============  ==============

                                                  For the three months ended March 31, 2001
                                                  -----------------------------------------
Basic Loss per Share
Loss available to common shareholders          $      (661,882)     12,159,992  $       (0.05)
                                               =============== ===============  ==============

        Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2002 and 2001 are not presented as it would be anti- dilutive.

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

Fixed Assets

        Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

NOTE 4 - LEASE COMMITMENT (continued)

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

        During the three months ended March 31, 2002 and 2001, the Company expended $0 and $150,537, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

        During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 2000, principle payments of $155,850 and $62,500 were paid toward these loans.

        During the year ended December 31, 2000, a shareholder loaned the Company $1,100,000. This loan is secured by the Company's inventory, accounts receivable, equipment, patents and any proceeds related to these assets. This note is payable within one year plus interest at 10% per annum.

        During the year ended December 31, 2001, shareholders loaned the Company $1,017,323. These loans are secured by the Company's inventory, accounts receivable, equipment, patents and

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

any proceeds related to these assets. These notes are payable within one year plus interest at 10% per annum. During the three months ended March 31, 2002, shareholders loaned the Company $50,836. The total balance of notes payable due as of March 31, 2002 is $2,296,747.

        During the year ended December 31, 2001, the Company accrued additional related party liabilities. These liabilities resulted from an agreement with a shareholder and interest due on accrued compensation. The total amount of these liabilities at March 31, 2002 is $85,247.

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

                                                                     Shares Under Option
                                                               -------------------------------
                                                                  March 31       December 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Outstanding, beginning of year                                       2,124,392       2,685,049
Granted during the quarter                                              75,000       2,299,367
Canceled during the year                                                     -      (2,860,024)
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                2,199,392       2,124,392
                                                               ===============  ==============

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                1,533,500       1,458,500
                                                               ===============  ==============

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

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

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

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

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

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

                                    KLEVER MARKETING, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (continued)

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

        During August 2001, the Company issued 507,048 shares of common stock as a prepayment for services to be rendered over the next twelve months. This resulted in a prepaid asset of $193,043 and expenses of $139,438. After three months the agreement was canceled. The Company is due to receive 380,286 shares of its own common stock back for the nine months of services that were never rendered. As of May 17, 2002, the Company has not received the shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

Cash flows. Operating activities used cash of $57,000 and $556,000 for the three months ended March 31, 2002 and 2001, respectively.

Investing activities have provided cash of $7,000 for the three months ended March 31, 2002 and used $6,000 for the three months ended March 31, 2001.
Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $51,000 and $830,000 for the three months ended March 31, 2002 and 2001, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

10.04          Intercreditor Agreement between Seabury Investors III, Limited Partnership, The
               Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27,
               2001 (4)

        (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997. (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001. (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001. (4) Incorporated herein by reference from Registrant's Form 10KSB, dated May 15, 2002.




                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                                  (Registrant)





DATE:       May 20, 2002
     -------------------------------



By:  /s/ Richard J. Trout
    ------------------------------------
Richard J. Trout
President & Director
(Principal financial and Accounting Officer)