Form 10QSB
period 2002-06-30
KLEVER MARKETING INC
filed 2002-08-19
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2002
                                            -------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    ----------------
                    Commission file number                          0-18834
                                            ----------------------------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X ----- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 12,674,807


     Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

Klever Marketing, Inc.


        We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted

                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 19, 2002

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS

                                                                   June 30,      December 31,
                                                                ---------------  -------------
ASSETS                                                               2002            2001
------
                                                                ---------------  -------------
Current Assets
  Cash                                                          $         2,815  $           -
  Prepaid Expenses                                                      215,919        226,272
  Related Party Receivables                                               7,964          7,964
                                                                ---------------  -------------

     Total Current Assets                                               226,698        234,236
                                                                ---------------  -------------

Fixed Assets
  Office Equipment                                                      148,067        155,876
  Phase 2 Equipment                                                      57,750         66,690
  Less Accumulated Depreciation                                        (111,546)      (105,145)
                                                                ---------------  -------------

     Net Fixed Assets                                                    94,271        117,421
                                                                ---------------  -------------

Other Assets
  Patents                                                             2,317,468      2,303,380
  Less Accumulated Amortization                                 (1,803,513)         (1,694,599)
                                                                ---------------  -------------

     Net Other Assets                                                   513,955        608,781
                                                                ---------------  -------------

     Total Assets                                               $       834,924  $     960,438
                                                                ===============  =============

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                                  June 30,       December 31,
                                                               ---------------  --------------
                                                                    2002             2001
                                                               ---------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                      $       434,446  $      420,945
  Liability for Overdrawn Cash                                               -           3,903
  Accrued Liabilities                                                  516,880         346,011
  Related Party Payables                                             2,442,986       2,331,482
  Short-term Notes Payable                                               3,689           4,828
                                                               ---------------  --------------

     Total Current Liabilities                                       3,398,001       3,107,169

Non-Current Liabilities

  Lease Obligation Payable                                               4,372           6,246
                                                               ---------------  --------------

     Total Liabilities                                               3,402,373       3,113,415
                                                               ---------------  --------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding June 30, 2002 and December 31, 2001                  1,684           1,684
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,674,807 shares
    issued and outstanding at June 30, 2002 and
    December 31, 2001                                                  126,748         126,748
  Common Stock to be issued, 435,584 shares at
     June 30, 2002 and December 31, 2001                                 4,356           4,356
  Treasury Stock, 1,000 shares at June 30, 2002 and
     December 31, 2001                                                  (1,000)         (1,000)
  Paid in Capital in Excess of Par Value                            12,276,665      12,276,665
  Retained Deficit                                                 (14,975,902)    (14,561,430)
                                                               ---------------  --------------

     Total Stockholders' Equity                                     (2,567,449)     (2,152,977)
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       834,924  $      960,438
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS

                                     For the Three Months            For the Six Months
                                         Ended June 30,                 Ended June 30,
                                 ----------------------------- -------------------------------
                                      2002         2001             2002                  2001
                                 --------------  ------------- ---------------  --------------

Revenue                          $            -  $           - $             -  $            -
                                 --------------  ------------- ---------------  --------------

Expenses

  Sales and Marketing                         -         25,485               -          33,067
  General and Administrative            132,039        453,504         269,213         929,419
  Research and Development                    -        155,053               -         305,590
                                 --------------  ------------- ---------------  --------------

     Total Expenses                     132,039        634,042         269,213       1,268,076
                                 --------------  ------------- ---------------  --------------

Other Income (Expense)
  Interest Income                             -          1,930               -           3,851
  Interest Expense                      (72,592)       (49,003)       (141,259)        (78,772)
  Other Income (Expense)                 (4,098)             -          (3,998)              -
                                 --------------  ------------- ---------------  --------------

    Total Other Income (Expense)        (76,690)       (47,073)       (145,257)        (74,921)
                                 --------------  ------------- ---------------  --------------

Loss Before Taxes                      (208,729)      (681,115)       (414,470)     (1,342,997)

Income Taxes                                          -      -                      -        -
                                 --------------  ------------- ---------------  --------------

Net Loss After Taxes             $     (208,729) $    (681,115)$      (414,470) $   (1,342,997)
                                 ==============  ============= ===============  ==============

Weighted Average Shares

Outstanding                          12,674,807     12,163,221      12,674,807      12,161,689
                                 ==============  ============= ===============  ==============

Loss per Common Share            $       (0.02)  $      (0.06) $        (0.03)  $       (0.11)
                                 ==============  ============= ===============  ==============







                       See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                                     For the Six Months
                                                                       Ended June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $      (414,470) $   (1,342,997)

Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:

Stock issued for commissions                                                 -          15,000
(Increase) decrease in:
    inventory                                                                -               -
    accounts receivable                                                      -           7,670
    related party receivables                                                -          (1,163)
    prepaid expense & other assets                                      10,353           4,844
Increase (decrease) in:
   accounts payable                                                     13,500          59,205
   accrued liabilities                                                 166,965          70,511
   lease obligation                                                     (3,013)         (2,985)
   related party payables                                               (6,691)         70,213
Depreciation and Amortization                                          119,026         120,931
                                                               ---------------  --------------

Net cash used in operating activities                                 (114,330)       (998,771)
                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                                                     -          (5,023)
Disposal of equipment                                                   13,038               -
Acquisition of patents                                                 (14,088)        (22,128)
                                                               ---------------  --------------

Net cash used by investing activities                                   (1,050)        (27,151)
                                                               ---------------  --------------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                     For the Six Months
                                                                       Ended June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock                                    $             -  $      481,050
Proceeds from shareholder loans                                        118,195         840,000
Conversion of note payable to preferred stock                                -        (290,000)
                                                               ---------------  --------------
Net Cash Provided by Financing  Activities                             118,195       1,031,050
                                                               ---------------  --------------

Net Increase (Decrease) in

   Cash  and Cash Equivalents                                            2,815           5,128
Cash and Cash Equivalents at
   Beginning of the Period                                                   -           2,870
                                                               ---------------  --------------
Cash and Cash Equivalents at

   End of the Period                                           $         2,815  $        7,998
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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of June 30, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $414,470 for the six months ended June 30, 2002 and net losses of approximately $1,342,997 for the six months ended June 30, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                    Loss           Shares           Amount
                                                  For the three months ended June 30, 2002
                                                  ----------------------------------------
BASIC LOSS PER SHARE
Loss available to common shareholders          $      (208,729)     12,674,807  $       (0.02)
                                               =============== ===============  ==============

                                                  For the three months ended June 30, 2001
                                                  ----------------------------------------
BASIC LOSS PER SHARE
Loss available to common shareholders          $      (681,115)     12,163,221  $       (0.06)
                                               =============== ===============  ==============

                                                   For the six months ended June 30, 2002
                                                   --------------------------------------
BASIC LOSS PER SHARE
Loss available to common shareholders          $      (414,470)     12,674,807  $       (0.03)
                                               =============== ===============  ==============

                                                   For the six months ended June 30, 2001
                                                   --------------------------------------
BASIC LOSS PER SHARE
Loss available to common shareholders          $    (1,342,997)     12,161,689  $       (0.11)
                                               =============== ===============  ==============

        Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and six months ended June 30, 2002 and 2001 are not presented as it would be anti-dilutive.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 - INCOME TAXES

        The Company has accumulated tax losses estimated at $15,000,000 expiring in years 2007 through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

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

        During the three months ended June 30, 2002 and 2001, the Company expended $0 and $155,053, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

        During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 2000, principle payments of $155,850 and $62,500 were paid toward these loans.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

        During the year ended December 31, 2000, a shareholder loaned the Company $1,100,000. This loan is secured by the Company's inventory, accounts receivable, equipment, patents and any proceeds related to these assets. This note is payable within one year plus interest at 10% per annum.

        During the year ended December 31, 2001, shareholders loaned the Company $1,017,323. These loans are secured by the Company's inventory, accounts receivable, equipment, patents and any proceeds related to these assets. These notes are payable within one year plus interest at 10% per annum. During the six months ended June 30, 2002, shareholders loaned the Company $118,195. The total balance of notes payable due as of June 30, 2002 is $2,364,106.

        During the year ended December 31, 2001, the Company accrued additional related party liabilities. These liabilities resulted from an agreement with a shareholder and interest due on accrued compensation. The total amount of these liabilities at June 30, 2002 is $78,880.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 7- STOCK OPTIONS (continued)

                                                                     Shares Under Option
                                                               -------------------------------
                                                                  June 30,       December 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Outstanding, beginning of year                                       2,124,392       2,685,049
Granted during the year                                              1,539,381       2,299,367
Canceled during the year                                               (20,000)     (2,860,024)
Exercised during the year                                                    -               -
                                                               ---------------  --------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                3,643,773       2,124,392
                                                               ===============  ==============

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                3,033,470       1,458,500
                                                               ===============  ==============

NOTE 8 - PREFERRED STOCK

        On February 7, 2000 the Board of Directors authorized and established "Class A Voting Preferred Stock" ("Class A Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consisted of 1,000,000, 125,000 shares thereof were designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

        On September 24, 2000 the Board of Directors authorized and established "Class B Voting Preferred Stock" ("Class B Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consisted of 250,000, 125,000 shares thereof were designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

        On January 2, 2001 the Board of Directors authorized and established "Class C Voting Preferred Stock" ("Class C Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class C Shares consisted of 500,000, 125,000 shares thereof were designated as Series 1 shares and 125,000 shares thereof were designated as Series 2 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class C voting preferred stock to 150,000 shares.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

        On May 20, 2002, the Board of Directors authorized and established "Class D Voting Preferred Stock" ("Class D Shares") as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class D Shares consist of 500,000 shares thereof are designated as "Class D Voting Preferred Stock" (the "Class D Shares").

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

        Class D Shares are convertible into Common Stock at an initial conversion price of $1.05 (subject to adjustment).

        Holders of Class D Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class D Shares for each outstanding Class D Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class D Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class D Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class D Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class D Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class D Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class D Shares.

        Class D Shareholders shall be entitled to one vote for each share of Common Stock into which such Class D Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class D Shares shall vote with the holders of shares of Common Stock and not as a separate class.

        Class D Shares shall carry a liquidation preference of $10.50 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

        The Class D Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after May 14, 2007. The redemption price shall be $10.50 per share together with accrued but unpaid dividends on such shares, if any.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (continued)

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

NOTE 10 - SUBSEQUENT EVENTS

        During August 2001, the Company issued 507,048 shares of common stock as a prepayment for services to be rendered over the next twelve months. This resulted in a prepaid asset of $195,213 and expenses of $139,438. Approximately 40% of the agreement was completed. On August 15, 2002, the Company received a refund of 304,229 shares of stock for services that were never rendered.

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

FUTURE BUSINESS DEVELOPMENT

1.  TECHNOLOGICAL INNOVATION AND EXPANDED PRODUCT OFFERINGS

The Company is in the process of developing various product enhancements for its retail grocer and consumer goods manufacturer clients and expects to offer these enhancements commencing in 2003. These product enhancements include electronic coupons and the Klever-Kard* enhancement to existing frequent shopping programs ("Klever-Kard Program").

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

LIQUIDITY AND CAPITAL RESOURCES - The Company requires working capital principally to fund its current research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow limited additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

Cash flows. Operating activities used cash of $53,000 and $443,000 for the three months ended June 30, 2002 and 2001, respectively.

Investing activities used cash of $12,000 and $21,000 for the three months ended June 30, 2002 and 2001. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $67,000 and $201,000 for the three months ended June 30, 2002 and 2001, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

4.04 Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002

4.05 Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002

10.01Separation  Agreement  between  Paul  G.  Begum  and the  Registrant  Dated
     January 8, 2001 (2)

10.02 Stock Incentive Plan, effective June 1, 1998 (2)

10.03Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit "A" (2)

10.04Intercreditor    Agreement   between   Seabury   Investors   III,   Limited
     Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)

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

                             Klever Marketing, Inc.

                                  (Registrant)






DATE:       August 19, 2002
     ----------------------------------


By:  /s/ Richard J. Trout
    -------------------------------
Richard J. Trout
President & Director

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith

C.F.O.