Form 10QSB
period 2002-09-30
KLEVER MARKETING INC
filed 2002-11-19
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                             ---------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from------------to------------

                         Commission file number 0-18834
            --------------------------------------------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 12,370,578

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.


         We have reviewed the accompanying balance sheets of Klever Marketing, Inc. as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 11, 2002

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS

                                                                                September 30,       December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2002               2001
------                                                                        ------------------  -----------------
Current Assets
  Cash                                                                        $            1,603  $               -
  Prepaid Expenses                                                                        20,706            226,272
  Related Party Receivables                                                                    -              7,964
                                                                              ------------------  -----------------

     Total Current Assets                                                                 22,309            234,236
                                                                              ------------------  -----------------

Fixed Assets
  Office Equipment                                                                       148,067            155,876
  Phase 2 Equipment                                                                       57,750             66,690
  Less Accumulated Depreciation                                                         (115,826)          (105,145)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     89,991            117,421
                                                                              ------------------  -----------------

Other Assets
  Patents                                                                              2,321,775          2,303,380
  Less Accumulated Amortization                                                       (1,858,226)        (1,694,599)
                                                                              ------------------  -----------------

     Net Other Assets                                                                    463,549            608,781
                                                                              ------------------  -----------------

     Total Assets                                                             $          575,849  $         960,438
                                                                              ==================  =================

                             KLEVER MARKETING, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                                               September 30,        December 31,
                                                                            -------------------  ------------------
                                                                                   2002                 2001
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                                   $           411,178  $          420,945
  Liability for Overdrawn Cash                                                                -               3,903
  Accrued Liabilities                                                                   611,267             346,011
  Related Party Payables                                                              2,498,883           2,331,482
  Short-term Notes Payable                                                                2,859               4,828
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        3,524,187           3,107,169

Non-Current Liabilities
  Lease Obligation Payable                                                                4,060               6,246
                                                                            -------------------  ------------------

     Total Liabilities                                                                3,528,247           3,113,415
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding September 30, 2002 and December 31, 2001                              1,684               1,684
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,370,578 shares issued
    and outstanding at September 30, 2002 and 12,674,807
    shares issued and outstanding December 31, 2001                                     123,706             126,748
  Common Stock to be issued, 435,584 shares at
    September 30, 2002 and December 31, 2001                                              4,356               4,356
  Treasury Stock, 1,000 shares at September 30, 2002 and
    December 31, 2001                                                                    (1,000)             (1,000)
  Paid in Capital in Excess of Par Value                                             12,078,917          12,276,665
  Retained Deficit                                                                  (15,160,061)        (14,561,430)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (2,952,398)         (2,152,977)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $           575,849  $          960,438
                                                                            ===================  ==================



                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                            STATEMENTS OF OPERATIONS

                                               For the Three Months                   For the Nine Months
                                                Ended September 30,                    Ended September 30,
                                        -----------------------------------  --------------------------------------
                                               2002            2001                 2002                       2001
                                        ------------------  ---------------  ------------------  ------------------

Revenue                                 $                -  $             -  $                -  $                -
                                        ------------------  ---------------  ------------------  ------------------

Expenses
  Sales and Marketing                                    -              130                   -              33,197
  General and Administrative                       111,032          381,326             380,245           1,310,744
  Research and Development                               -           53,456                   -             359,046
                                        ------------------  ---------------  ------------------  ------------------

     Total Expenses                                111,032          434,912             380,245           1,702,987
                                        ------------------  ---------------  ------------------  ------------------

Other Income (Expense)
  Interest Income                                        -              651                   -               4,504
  Interest Expense                                 (73,129)         (58,665)           (214,388)           (137,437)
  Other Income (Expense)                                 -                -              (3,998)                  -
                                        ------------------  ---------------  ------------------  ------------------

    Total Other Income (Expense)                   (73,129)         (58,014)           (218,386)           (132,933)
                                        ------------------  ---------------  ------------------  ------------------

Loss Before Taxes                                 (184,161)        (492,926)           (598,631)         (1,835,920)

Income Taxes                                             -                -                       -               -
                                        ------------------  ---------------  ------------------  ------------------

Net Loss After Taxes                    $         (184,161) $      (492,926) $         (598,631) $       (1,835,920)
                                        ==================  ===============  ==================  ==================

Weighted Average Shares
Outstanding                                     12,535,920       12,100,249          12,628,003          12,098,700
                                        ==================  ===============  ==================  ==================

Loss per Common Share                   $           (0.01)  $        (0.04)  $           (0.05)  $           (0.15)
                                        ==================  ===============  ==================  ==================









                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $         (598,631) $       (1,835,920)

Adjustments used to reconcile net loss to net cash
  provided by (used in) operating activities:
Stock returned for services not rendered                                               (200,790)                  -
Stock issued for commissions                                                                  -              15,000
(Increase) decrease in:
    inventory                                                                                 -                   -
    accounts receivable                                                                       -               8,118
    related party receivables                                                                 -              (2,486)
    prepaid expense & other assets                                                      205,566               9,194
Increase (decrease) in:
   accounts payable                                                                      (9,767)            148,140
   accrued liabilities                                                                  261,353             108,724
   lease obligation                                                                      (4,155)             (4,783)
   related party payables                                                                (6,345)             74,442
Depreciation and Amortization                                                           178,019             182,797
                                                                             ------------------  ------------------

Net cash used in operating activities                                                  (174,750)         (1,296,774)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                                                      -             (73,970)
Disposal of equipment                                                                    13,038                   -
Acquisition of patents                                                                  (18,395)            (46,102)
                                                                             ------------------  ------------------

Net cash used by investing activities                                                    (5,357)           (120,072)
                                                                             ------------------  ------------------

                             KLEVER MARKETING, INC.
                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock                                                  $                -  $          483,892
Proceeds from shareholder loans                                                         181,710           1,240,000
Conversion of note payable to preferred stock                                                 -            (290,000)
                                                                             ------------------  ------------------
Net Cash Provided by Financing  Activities                                              181,710           1,433,892
                                                                             ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                             1,603              17,046
Cash and Cash Equivalents at
   Beginning of the Period                                                                    -               2,870
                                                                             ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                                         $            1,603  $           19,916
                                                                             ==================  ==================

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2002 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $599,000 for the nine months ended September 30, 2002 and net losses of approximately $1,800,000 for the nine months ended September 30, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                For the three months ended September 30, 2002
                                                                ---------------------------------------------

Basic Loss per Share
Loss available to common shareholders                     $        (184,161)         12,535,920  $           (0.01)
                                                          =================  ==================  ==================

                                                                For the three months ended September 30, 2001
                                                                ---------------------------------------------

Basic Loss per Share
Loss available to common shareholders                     $        (492,926)         12,100,249  $           (0.04)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2002
                                                                --------------------------------------------

Basic Loss per Share
Loss available to common shareholders                     $        (598,631)         12,628,003  $           (0.05)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2001
                                                                --------------------------------------------

Basic Loss per Share
Loss available to common shareholders                     $      (1,835,920)         12,098,700  $           (0.15)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and nine months ended September 30, 2002 and 2001 are not presented as it would be anti-dilutive.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

         The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2002                                             $        8,289
         2003                                                      5,774
         2004                                                        890
         2005                                                          -
         2006                                                          -
                                                          --------------
         Total minimum future lease payments              $       14,953
                                                          ==============

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

         During the three months ended September 30, 2002 and 2001, the Company expended $0 and $53,456, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

         During 1998 various shareholders loaned the Company $347,100. The notes are payable within one year plus interest at 10% and 12% per annum. During 1999 and 2000, principle payments of $155,850 and $62,500 were paid toward these loans.

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         During the year ended December 31, 2000, a shareholder loaned the Company $1,100,000. This loan is secured by the Company's inventory, accounts receivable, equipment, patents and any proceeds related to these assets. This note is payable within one year plus interest at 10% per annum.

         During the year ended December 31, 2001, shareholders loaned the Company $1,017,323. These loans are secured by the Company's inventory, accounts receivable, equipment, patents and any proceeds related to these assets. These notes are payable within one year plus interest at 10% per annum. During the six months ended September 30, 2002, shareholders loaned the Company $181,710. The total balance of notes payable due as of September 30, 2002 is $2,420,003.

         During the year ended December 31, 2001, the Company accrued additional related party liabilities. These liabilities resulted from an agreement with a shareholder and interest due on accrued compensation. The total amount of these liabilities at September 30, 2002 is $78,880.

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

NOTE 7- STOCK OPTIONS (continued)

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                               September 30,        December 31,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        2,124,392           2,685,049
Granted during the year                                                               1,664,406           2,299,367
Canceled during the year                                                               (120,000)         (2,860,024)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                                 3,668,798           2,124,392
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                                 3,168,798           1,458,500
                                                                             ==================  ==================

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (continued)

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

NOTE 10 - STOCK TRANSACTIONS

         During August 2001, the Company issued 507,048 shares of common stock as a prepayment for services to be rendered over the next twelve months. This resulted in a prepaid asset of $195,213 and expenses of $139,438. Approximately 40% of the agreement was completed. On August 15, 2002, the Company received a refund of 304,229 shares of stock for services that were never rendered. These shares have been canceled and are no longer outstanding.


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

Cash flows. Operating activities used cash of $60,000 and $298,000 for the three months ended September 30, 2002 and 2001, respectively.

Investing activities used cash of $4,000 and $93,000 for the three months ended September 30, 2002 and 2001. Investing activities primarily represent purchases of patents relating to the electronic in- store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities provided cash of $64,000 and $403,000 for the three months ended September 30, 2002 and 2001, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

The Company will be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

4.02 Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)

4.03 Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

4.04 Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)

4.05 Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)

10.01 Separation Agreement between Paul G. Begum and the Registrant Dated January 8, 2001 (2)

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

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997.
         (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001.
         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001.
         (4) Incorporated herein by reference from Registrant's Form 10KSB, dated May 15, 2002.
         (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19, 2002.

         On August 19, 2002, the Company filed a Form 8-K under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure. The 8-K included the Certifications of the Company's CEO and CFO for the quarter ended June 30, 2002, in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Klever Marketing, Inc.
                             -----------------------
                                  (Registrant)


DATE:       November 19, 2002
     ------------------------------------

By:  /s/ Richard J. Trout
    -------------------------------
Richard J. Trout
President & Director

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O.


I,       Richard J. Trout, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Klever Marketing, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Richard J. Trout
Richard J. Trout
President and Director
(Principal Executive Officer)


I,       D. Paul Smith, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Klever Marketing, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ D. Paul Smith
D. Paul Smith
C.F.O.
(Principal Financial Officer)