Form 10KSB
period 2002-12-31
KLEVER MARKETING INC
filed 2003-05-20
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2002

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 29
                                                          Exhibit Index Page: 21

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.        $0

     As of May 13, 2003, there were 12,370,578 (1 vote per share) Common, 4,409,393 Class A, 2,239,283 Class B, and 1,567,498 Class C Convertible Preferred, for a total of 20,586,785 votes. All shares have a par value of $0.01. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $473,863 computed at the closing price as of May 13, 2003.


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

         Transitional Small Business Disclosure Format (check one): Yes ; No X

                                                 TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               4

Item 3.     Legal Proceedings                                                                                     5

Item 4.     Submission of Matters to a Vote of Security Holders                                                   5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              5

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            8

Item 7.      Financial Statements                                                                                 9

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                            10

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                10

Item 10.   Executive Compensation                                                                                12

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        14

Item 12.   Certain Relationships and Related Transactions                                                        17

Item 13.   Exhibits and Reports on Form 8-K                                                                      21

Item 14.   Controls and Procedures                                                                               23

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


GENERAL

         The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company is currently in the process of the development of the patented process, Klever-Kart(R).

HISTORY

         The Company began as a part of Information Resources, Inc. ("IRI") in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990. At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993. The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. During the period from July 5, 1996 to December 31, 2002, the Company has been in the development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.



                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company currently leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,042 per month. The office space is used as the Corporate headquarters. It is located at 350 West 300 South, Suite 203, Salt Lake City, Utah.

                            ITEM 3 LEGAL PROCEEDINGS


         On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. On December 12, 2002, a judgment in California was made against the Company whereby the Company is required to pay $75,804 plus daily interest of $19.25 per day after December 3, 2002. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2002. This California judgment was obtained without an active defense by the Company which the Company believes it has. Because of this fact, the Company intends to actively oppose any collection activity outside of California.

         On October 18, 2002, a default judgment was entered against the Company by Avnet, Inc. The total judgment was for $6,676.85 with interest on the total judgment at 4.28% per annum until paid. The total judgment of $6,676.85 and interest of $105.56 was paid on February 4, 2003. This judgment has been included in accounts payable as of December 31, 2002.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of December 31, 2002.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders.


                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The stock is traded on the OTCBB with the trading symbol KLMK.

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                 2001:                              High                 Low
First Quarter                                $         1.12      $         0.37
Second Quarter                               $         1.01      $         0.60
Third Quarter                                $         0.85      $         0.16
Fourth Quarter                               $         0.35      $         0.11

                 2002:
First Quarter                                $         0.65      $         0.10
Second Quarter                               $         0.65      $         0.25
Third Quarter                                $         0.35      $         0.06
Fourth Quarter                               $         0.12      $         0.04

          The number of shareholders of record of the Company's common stock as of April 28, 2003 was approximately 825.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

         The Company sold 333,333 shares of common stock during 2002. As of December 31, 2002, these shares had not been issued due to administrative reasons. The shares have since been issued. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933. (See Item &. Financial Statements, Statement of Stockholders' Equity, pages F - 7 through F -
9)

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

         Class D Shares are convertible into Common Stock at an initial conversion price of $1.05 (subject to adjustment if stock is subsequently issued or subsequently issuable at a lower price).

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2002, the Company believes that all reporting persons complied with all Section 16(a) filing requirements, except that: Olson Foundation missed three filings for three transactions, Michael L. Mills filed a late Form 5 on March 6, 2003 which included one late transaction from 2002, C. Terry Warner missed two filings for three transactions from 2002, D. Paul Smith missed six filings for six transactions from 2002, William J. Dupre filed one late Form 5 on March 13, 2003 which included one late transaction from 2002, William C. Bailey missed one filing for one transaction in 2002, Richard J. Trout missed two filings for two transactions from 2002, and Olson Farms missed one filing for one transaction from 2002.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATIONS - The Company has no current operations. The Company's plan of operations is subject to obtaining financing. The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis-redemption and mal-redemption); (ii) the establishment of targeted Internet-type content to enhance customer loyalty;
(iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System's application to other retailers including superstores, discount stores, toy stores and warehouse stores.

BUSINESS DEVELOPMENT, NEXT 12 MONTHS

As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to obtain sufficient financing to permit the Company to commence active business operations. Absent obtaining such financing, the Company's plan is to continue to obtain sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such operation's financing. Currently, the Company has sufficient liquid assets to permit current restricted operations to continue for one month. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of such period.

In the event such operational funding is obtained, then the Company has plans during the next twelve months to: 1) develop and implement its electronic coupons, the Klever-Kard* enhancement to existing frequent shopping programs and electronic couponing feature, and 2) expand the Klever- Kart System's orientation to other store formats including superstores, discount stores, toy stores, do-it-yourself stores and warehouse stores.

Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the years ended December 31, 2002 and 2001, the Company had net losses of $1,025,837 and $2,342,405, respectively. This decrease in the loss is primarily due to a cessation of operations, while attempting to keep assets from wasting away.

LIQUIDITY AND CAPITAL RESOURCES - The Company requires working capital principally to fund its proposed research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow minimal additional working capital that has been required to prevent the assets from wasting away. From time to time in the past, required short- term borrowings have been obtained from a principal shareholder or other related entities.

         Cash flows. Operating activities used cash of $210,000 and $1,464,000 for 2002 and 2001 respectively. The decrease in the use of cash is due primarily to a decrease in operations.

         Investing activities have used cash of $23,000 and $122,000 for 2002 and 2001, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

         Financing activities provided cash of $236,000 and $1,584,000 for 2002 and 2001, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME                AGE           OFFICE                                 TERM EXPIRES
Richard J. Trout                    46      President/Director         Next annual shareholder meeting
D. Paul Smith                       56      CFO/Secretary/
                                            Treasurer/Chairman         Next annual shareholder meeting
William J. Dupre                    49      COO/
                                            Exec Vice-President        Next annual shareholder meeting
William C. Bailey                   68      Director                   Next annual shareholder meeting
Michael L. Mills                    40      Director                   Next annual shareholder meeting
C. Terry Warner                     66      Director                   Next annual shareholder meeting

         Richard J. Trout, age 46, became the Company's President in October 2001 and a director in September 2000. In the capacity of the Company's President, Mr. Trout will work side-by-side with Mr. Smith to facilitate the Company's plans for funding, M & A activity, strategic positioning and various other financial planning and reporting functions. Mr. Trout comes to Klever Marketing with a strong financial background working for Western Financial Bank in California as a vice president for 12 years. For the past three years he has been the CFO and an active board member for

Olson Farms Inc.

         D. Paul Smith, age 56, became Chairman of the Board in January 2001, and CFO, Vice- President, and Secretary in October 2001, and has served as director of the Company since November 2000. Mr. Smith has been an ongoing financial advisor to the Company for the past seven years and has played an active part in the development of the Company's business plan. Mr. Smith is Chief Financial Officer for the Arbinger Institute. On November 18, 2002, Mr. Smith resigned his position as Vice-President when William J. Dupre assumed the role of Executive Vice- President.

         William J. Dupre, age 49, joined the Company as Chief Operating Officer and Executive Vice-President in November 2002. Mr. Dupre joins the Company with over fifteen years of proven executive level retail product development and in-store marketing experience including four years at Smart Media/SnapShopper, four years at VideOcart, and seven years at Information Resources (IRI). During his tenure at IRI, Mr. Dupre successfully developed and launched various retail and consumer products to market, negotiated participation in IRI's Qscan program in over 25,000 retail stores representing 70 of the top 100 grocery chains in the United States and contributed to the growth of chain specific consumer packaged goods manufacturer revenues. Mr. Dupre also has participated in venture capital fund raising at several start-up companies. Mr. Dupre will lead the Company in the execution of its strategic initiatives as it sets to deploy its proprietary in-store media known as Klever-Kart(R), which provides retailers and consumer goods companies one-on-one communications with shoppers by utilizing its LCD display mounted on the handle of shopping carts.

         William C. Bailey, age 68, was elected as a director of the Company in June 1994. Mr. Bailey is President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies. Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association's President in 1978 and again in 1990. He received the industry's first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989. He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust. He is a member of the Board of Trustees for the Utah Opera, currently serving as Chairman of the Board. He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah's Fine Art's Advisory Board. He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

         Michael L. Mills, age 40, was elected as a director of the Company in December 1998. Mr. Mills is President/CEO of Olson Farms, Inc., a diversified agricultural and real estate holding company with operations throughout the western United States. That company deals primarily in the production, processing, and distribution of eggs, with headquarters in Ontario, California. Mr. Mills has been with that company since 1989. Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah summa cum laude in accounting and math.

         C. Terry Warner, Ph.D., age 66, became a member of the Company's Board in September 2001. Mr. Warner is a longtime shareholder in the Company. Mr. Warner is the founder of The Arbinger Institute. He received his Ph.D. in philosophy from Yale University, and has been a senior teacher at Oxford University. He has taught at the university level for over twenty-five years and has been Dean of the College of General Studies at Brigham Young University. His area of focus is moral and social philosophy, and his ideas and writings about human relationships have been adopted and propagated by business consultants, family therapists, social psychologists, counselors and doctors of medicine all over the world. He has been a consultant, advisor and teacher to executives of many Fortune 500 companies for over fifteen years.

         As of December 31, 2002, the Company had one active board committee, the Audit and Compliance Committee. D. Paul Smith, William C. Bailey, and Michael L. Mills are on this committee.



                         ITEM 10 EXECUTIVE COMPENSATION


SUMMARY COMPENSATION

         The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the individuals who were chief executive officer and chief operations officer at any time during the last fiscal year.

                                                                                   Long Term Compensation
                                                                                         pensation
                                           Annual Compensation                   Awards             Payouts
                                     ---------------------------------   ----------------------  ------------------
            (a)              (b)      (c)           (d)        (e)          (f)        (g)         (h)      (i)
                                                              Other                Securities
                            Year                             Annual      RestrictedUnderlying            All Other
                            Ended                            Compen-       Stock    Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation      Award(s)     SAR's      Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)          ($)       (no.)        ($)      ($)

-------------------------------------------------------------------------------------------------------------------
Corey A. Hamilton )         2002            -             -          -           -            -         -         -
Former President/
Former CEO
                            2001    112,500    (1)        -          -           -      400,000(3)      -         -
                            2000    126,875               -          -           -            -         -         -

Richard J. Trout            2002            -             -          -           -      100,661         -         -
President
                            2001            -  (2)        -          -           -      125,000         -         -
                            2000            -             -          -           -                      -         -

                                                                                   Long Term Compensation
                                                                                         pensation
                                           Annual Compensation                   Awards             Payouts
                                     ---------------------------------   ----------------------  ------------------
            (a)              (b)      (c)           (d)        (e)          (f)        (g)         (h)      (i)
                                                              Other                Securities
                            Year                             Annual      RestrictedUnderlying            All Other
                            Ended                            Compen-       Stock    Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation      Award(s)     SAR's      Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)          ($)       (no.)        ($)      ($)

-------------------------------------------------------------------------------------------------------------------
D. Paul Smith               2002            -             -          -           -      192,892         -         -
Chairman/CFO/               2001            -  (5)        -          -           -      100,000         -         -
Sec/Treasurer               2000            -             -          -           -            -         -         -

William J. Dupre            2002       12,500  (4)        -          -           -      400,000         -         -
COO/EVP                     2001            -             -          -           -            -         -         -
                            2000            -             -          -           -            -         -         -

(1)Corey A. Hamilton resigned from the Company as President and CEO effective September 30, 2001.
(2)Richard J. Trout was named President in October 2001.
(3)As of December 31, 2002, all stock options granted to Corey A. Hamilton have expired.
(4)William J. Dupre joined the Company in November 2002 as Chief Operating Officer and Executive Vice-President. Mr. Dupre's options vest quarterly with the initial vest beginning on day 1 of employment.
(5)D. Paul Smith joined the Company in October 2001 as Chief Financial Officer, Vice-President, Corporate Secretary, and Treasurer. Mr. Smith resigned as Vice-President when William J. Dupre assumed that position in November 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year to the chief executive officer and chief financial officer of the Company.

                              Number of         % of Total       Exercise       Expiration        Potential Realizable
                              Securities          Option         Price ($)         Date             Value at assumed
                              Underlying        Granted to                                          annual rates of
                                Common          Employees                                             stock price
                                Stock                                                               appreciation for
                              Options                                                               option term ($)
                              Granted
-------------------------- ----------------  --------------- --------------- ----------------  --------------------------
                                                                                                    5%            10%
---------------------------------------------------------------------------------------------  ------------- -------------
Richard J. Trout               100,000            8.2%            1.05          05/08/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
Richard J. Trout                 661              .05%            1.00          09/16/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                  100,000            8.2%            1.05          05/08/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   25,000            2.1%            1.00          04/10/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                    617              0.05%           1.00          08/30/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                    608              0.05%           1.00          11/01/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------

                                       13

-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   25,000            2.1%            1.00          11/04/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   41,667            3.4%            1.00          12/31/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
William J. Dupre               400,000            32.8%           1.05          11/18/2005           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------

AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND YEAR END OPTION/SAR VALUES

         The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year to the chief executive officer, chief financial officer, and directors of the Company.

                                                                                        At Fiscal Year End
------------------------ ------------------ -------------- -------------------------------------------------------------------------
                               Shares           Value              Number of Securities                Value of Unexercised in-
                            Acquired on        Realized           Underlying Unexercised              the-money options ($) (a)
                             exercise            ($)                      Options
------------------------ ------------------ -------------- ------------------------------------- -----------------------------------


                                                              Exercisable       Unexercisable        Exercisable       Unexercisable
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------
Richard J. Trout                   0                $0            125,661            100,000               $0                  $0
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------
Michael L. Mills                   0                $0            112,000            100,000               $0                  $0
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------
D. Paul Smith                      0                $0            202,892            100,000               $0                  $0
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------
William C. Bailey                  0                $0            120,000            100,000               $0                  $0
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------
C. Terry Warner                    0                $0            160,580            100,000               $0                  $0
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------
William J. Dupre                   0                $0            33,333             366,667               $0                  $0
------------------------ ------------------ -------------- ----------------- -------------------- ----------------- ----------------

(a) Based on the closing price of the Company's Common Stock on April 24, 2003 at $.07 per share

Executive Compensation and Benefits

         The Company provides to three of its full time employees, including the Chief Operating Officer, health insurance and miscellaneous other benefits.

         The Company adopted a stock incentive plan for its employees, executive officers, directors, and consultants.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 20,586,752 votes as of May 13, 2003, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                         # OF
NAME AND ADDRESS                     NATURE OF                           SHARES
OF BENEFICIAL OWNERS                 OWNERSHIP                         OWNED                   PERCENT
DIRECTORS

PRINCIPAL SHAREHOLDERS

Paul G. Begum                            Direct(2)                        3,113,660              15.13%
P.O. Box 58045                           Preferred Shares(3)                 127,959               0.62%
Salt Lake City, UT 84158                    Total                         3,241,619              15.75%

Michael L. Mills                         Direct(1)                        1,906,550                9.10%
601 S. Milliken Ave                      Preferred Shares(1)(4)           3,646,833               17.42%
Ste K-100                                Options/Warrants                    351,212                1.68%
Ontario, CA 91761                           Total(1)                      5,904,495               28.20%

C. Terry Warner                          Direct(6)                           902,540               4.32%
1278 Locust Lane                         Options                             312,747               1.50%
Provo, UT 84604                             Total                         1,215,287                5.82%

Presidio Investments LLC                 Direct(7)                             94,858               0.46%
3200 North Central Ave                   Preferred Shares(7)                 351,887                1.70%
Suite 1560                               Options/Warrants(7)                   84,510               0.41%
Phoenix, AZ 85012                           Total(7)                         531,255                2.57%

Lee Brukman                              Direct                           1,200,000                5.83%
P.O. Box 105
La Jolla, CA 92038

Seabury Investors III                    Preferred Shares(5)              4,089,495               19.47%
540 Madison Avenue                       Warrants                            412,936                1.97%
New York, NY 10022                          Total(8)                       4,502,431               21.44%

DIRECTORS AND EXECUTIVE OFFICERS

Michael L. Mills                         Direct(1)                        1,906,550                9.10%
601 S. Milliken Ave                      Preferred Shares(1)(4)           3,646,833               17.42%
Ste K-100                                Options/Warrants                    351,212                1.68%
Ontario, CA 91761                           Total(1)                      5,904,495               28.20%

C. Terry Warner                          Direct(6)                           902,540               4.32%
1278 Locust Lane                         Options                             312,747               1.50%
Provo, UT 84604                             Total                         1,215,287                5.82%

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (6
PERSONS)                                 Direct                           3,247,503              14.47%
                                         Preferred Shares(4)              3,646,833              16.26%
                                         Options                          1,845,845                8.23%
                                            Total(9)                      8,740,181              38.96%

(1) Because Mr. Mills is president of Olson Farms, executor of the Estate of Peter Dean Olson, trustee of the Olson Foundation, he has voting and investment control but disclaims any pecuniary interest. For The Olson Foundation, Mr. Mills is one of four trustees and does not have voting or investment power because of a majority-vote rule relation to the Foundation. The Olson ownership includes 759,765 Shares held by Olson Farms, 150,000 Shares held by the Olson Foundation, 895,945 Shares held by the Estate of Peter D. Olson, 23,182 Shares held by Mr. Mills, and 77,658 Shares held in a brokerage account of Estate of Peter D. Olson. The Olson ownership also includes Preferred Stock that, as of May 13, 2003, would convert 3,646,833 votes held by Olson Farms (3,039,027 votes) and Olson Foundation (607,806 votes). Ownership includes an option covering 3,060 Shares held by Olson Farms, Inc., warrants covering 105,455 Shares held by Olson Foundation, options covering 30,697 Shares held by Olson Foundation, and options covering 212,000 Shares held by Mr. Mills. In addition to the total Mills ownership in the table above, convertible debt held by Olson Farms may also be converted as of May 13, 2003 into 183,810 Shares and convertible debt held by Olson Foundation may be converted as of May 13, 2003 into 288,644 Shares.

(2) Mr. Begum's ownership includes 31,834 Shares held by Mr. Begum in a brokerage account, 2,542,967 Shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer, and principal shareholder, 443,945 Shares held by PSF, Inc., a private company, of which Mr. Begum is President and principal shareholder, and 94,914 Shares held in a brokerage account of PSF, Inc., a private company, of which Mr. Begum is President and principal shareholder. Mr. Begum's ownership also includes Class A Convertible Preferred Shares that would convert to 127,959 Shares as of May 13, 2003 and are held by Tree of Stars.

(3) This represents the number of Shares that the Class A Convertible Preferred Shares would convert to as of May 13, 2003.

(4) This represents the number of Shares that the Convertible Preferred Shares would convert to as of May 13, 2003. This number includes 479,846 votes from Class A Convertible Preferred Shares, 2,239,284 votes from Class B Convertible Preferred Shares, and 927,703 votes from Class C Convertible Preferred

(5) This represents the number of Shares that the Convertible Preferred Shares would convert to as of May 13, 2003. This number includes 3,449,699 votes from Class A Convertible Preferred Shares and 639,795 votes from Class C Convertible Preferred

(6) Mr. Warner's ownership includes 12,500 Shares held by C. Terry Warner; 819,980 Shares held by Primavera, Ltd., a limited partnership of which Mr. Warner is the managing partner; 55,060 Shares held by Alice Warner, Mr. Warner's daughter; and 15,000 Shares held by Susan Warner, Mr. Warner's spouse.

(7) Presidio Investments, of which William J. Howard is the single member, ownership includes 94,858 Shares held by Presidio Investments LLC.; 351,887 Shares should the Class A Convertible Preferred Shares held by Presidio Investments LLC. be converted as of May 13, 2003; Olson Legacy Trust, of which William J. Howard is the sole trustee, option covering 84,510 Shares. In addition to the total Presidio ownership in the above table, convertible debt held by Presidio Investments may be converted into 1,849,762 Shares as of May 13, 2003 and convertible debt held by Olson Legacy Trust may be converted as of May 13, 2003 into 57,001 Shares.

(8) In addition to the total Seabury ownership in the above table, convertible debt held by Seabury Investors III, Limited Partnership could be converted into 477,816 Shares as of May 13, 2003.

(9) In addition to the total ownership in the above table, convertible debt held by Olson Farms may also be converted as of May 13, 2003 into 183,810 Shares and convertible debt held by Olson Foundation may be converted as of May 13, 2003 into 288,644 Shares.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


OLSON FARMS, INC. LOANS TO THE COMPANY.

         Olson Farms, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from

February 26, 2001 and the nine days prior).

         Olson Farms made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

OLSON FOUNDATION LOANS TO THE COMPANY

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned.

ESTATE OF PETER D. OLSON

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1st, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder.

OLSON LEGACY TRUST LOAN TO THE COMPANY

         Olson Legacy Trust made unsecured loans to the Company on October 19, 2001 and November 15, 2001 in the amounts of $20,706 and $30,000, respectively. The notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company.

DIRECTOR LOAN TO THE COMPANY

         On October 20, 1998, the Company borrowed $150,000 from Mount Olympus Waters, Inc. at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999.

DIRECTOR LOAN TO THE COMPANY

         On February 20, 2001, the Company borrowed $50,000 from Leonard D. Southwick, a member of the Board of Directors. This loan was repaid on February 26, 2001. The interest rate on the note was 9% and matured on March 19, 2001.

DIRECTOR AND OFFICER LOAN TO THE COMPANY

         Richard J. Trout loaned the Company $396.85, $163.00 and $568.08 on September 16, 2002, March 19, 2003, and April 28, 2003, respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Trout received common stock options at a ratio of 1.667 common shares for each dollar loaned to the Company.

ARBINGER LOANS TO THE COMPANY

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    DATE       Principal    Interest Rate     Maturity Date       Shares          Price
------------ ---------------------------------------------------------------------------------
  10/19/01      $10,000.00      8.00%            10/19/02             16,667      $1.00

  12/31/01       $6,617.04      8.00%            12/31/02             11,028      $1.00
  01/30/02      $15,000.00      8.00%            01/30/04             25,000      $1.00
  02/18/02       $4,000.00      8.00%            02/18/03              6,667      $1.00
  07/02/02       $7,700.00      8.00%            07/02/03             12,833      $1.00
  08/30/02         $200.00      8.00%            08/30/04                333      $1.00
  09/18/02       $8,500.00      8.00%            09/18/04             14,167      $1.00
  11/19/02       $5,500.00      8.00%            11/19/04              9,167      $1.00
  04/08/03       $1,200.00      8.00%            04/08/05              2,000      $1.00
             -------------                                    --------------
   Total        $58,717.04                                            97,862
             =============                                    ==============

DIRECTOR LOANS TO THE COMPANY

         C. Terry Warner made unsecured loans to the Company on September 27, 2002, August 12, 2002, April 16, 2003, May 2, 2003, May 5, 2003, and May 8, 2003
in the  amounts  of  $15,000,  $21,348,  $10,000,  $1,500,  $800,  and  $19,000,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company.

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         The loans listed below were made to the Company by D. Paul Smith, a member of the Board of Directors:

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    DATE       Principal     Interest Rate    Maturity Date       Shares          Price
------------ ------------- -------------------------------------------------------------------
  12/31/02      $25,000.00       8.00%           12/31/04             41,667      $1.00
  02/21/03       $5,000.00       8.00%           02/21/05              8,333      $1.00
  03/31/03      $15,000.00       8.00%           03/31/05             25,000      $1.00
  04/10/02      $15,000.00       8.00%           04/10/03             25,000      $1.00
  08/30/02         $370.23       8.00%           08/30/04                617      $1.00
  11/01/02         $364.82       8.00%           11/01/04                608      $1.00
  11/04/02      $15,000.00       8.00%           11/04/04             25,000      $1.00
             -------------                                    --------------
   Total        $75,735.05                                           126,225
             =============                                    ==============

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006.

This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

PAUL G. BEGUM

         On February 1, 2000 an accrued liability owed to Paul G. Begum in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of July 31, 2001, the total balance on the note receivable was $98,375. On July 31, 2001, the Company forgave the remaining amount owed on the receivable in exchange for 100,000 shares of common stock that were returned to the Company.

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. The total amount of these liabilities at December 31, 2002 and 2001 is $60,717 and $73,330, respectively.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1
Balance Sheets
  December 31, 2002, and 2001...................................................................................F-2
Statements of Loss
  For the Years Ended December 31, 2002, and 2001...............................................................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2002, and 2001...............................................................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2002, and 2001..............................................................F-23

Notes to Financial Statements
  December 31, 2002, and 2001..................................................................................F-25

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997. (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29,
                2001
         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001. (4) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2002. (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19,
                2002.

     (b) On November 19, 2002, the Company filed a Form 8-K under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure. The 8-K included the Certifications of the Company's CEO and CFO for the quarter ended September 30, 2002, in accordance with
         Section 906 of the Sarbanes-Oxley Act of 2002.

         On November 19, 2002, the Company filed a report on 8K reporting the appointment of William J. Dupre as the Company's Executive Vice President and Chief Operating Officer, under Item 9.



                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10- KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KLEVER MARKETING, INC.

Dated: May 20, 2003                              By  /S/     Richard J. Trout
                                                             Richard J. Trout
                                                             President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of May 2003.

Signatures                                           Title

/S/     Richard J. Trout
Richard J. Trout                                     President, Director


/S/     D. Paul Smith
D. Paul Smith                                        C.F.O., Secretary,
                                                     Treasurer, Chairman


/S/     Michael L. Mills
Michael L. Mills                                     Director


/S/     C. Terry Warner
C. Terry Warner                                      Director

I, Richard J. Trout, certify that:

1. I have reviewed this annual report on form 10-KSB of Klever Marketing, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Richard J. Trout
Richard J. Trout, President
(Principal Executive Officer)

I, D. Paul Smith, certify that:

1. I have reviewed this annual report on form 10-KSB of Klever Marketing, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ D. Paul Smith
D. Paul Smith, Secretary/Treasurer (Principal Financial Officer)

                             KLEVER MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                                                 TABLE OF CONTENTS

                                                                                                              Page

Independent Auditor's Report....................................................................................F-1

Balance Sheets
   December 31, 2002 and 2001...................................................................................F-2

Statements of Loss
   For the Years Ended December 31, 2002 and 2001...............................................................F-4

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2002 .....................................F-5

Statements of Cash flows
   For the Years Ended December 31, 2002 and 2001..............................................................F-23

Notes to the Financial Statements
   December 31, 2002 and 2001..................................................................................F-25

                                           INDEPENDENT AUDITOR'S REPORT



Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

         We have audited the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and cash flows for the tow years then ended, and the statement of in stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
April 25, 2003

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                  BALANCE SHEET




                                                                                          December 31,
                                                                             --------------------------------------
ASSETS                                                                              2002                2001
                                                                             ------------------  ------------------
Current Assets
     Cash                                                                    $            3,424  $                -
     Prepaid Expense                                                                          -             226,272
     Shareholder Receivables                                                                  -               7,964
                                                                             ------------------  ------------------
          Total Current Assets                                                            3,424             234,236
                                                                             ------------------  ------------------
Fixed Assets
     Office Equipment                                                                   148,067             155,876
     Phase 2 Equipment                                                                   57,750              66,690
     Less Accumulated Depreciation                                                     (120,105)           (105,145)
                                                                             ------------------  ------------------
          Net Fixed Assets                                                               85,712             117,421
                                                                             ------------------  ------------------
Other Assets
     Patents                                                                          2,339,006           2,303,380
     Less Accumulated Amortization                                                   (1,915,172)         (1,694,599)
                                                                             ------------------  ------------------
          Net Other Assets                                                              423,834             608,781
                                                                             ------------------  ------------------

          Total Assets                                                       $          512,970  $          960,438
                                                                             ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)

                                                                                          December 31,
                                                                             --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2002                2001
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          435,928  $          420,945
     Liability for Overdrawn Cash                                                             -               3,903
     Accrued Liabilities                                                                878,142             346,011
     Related Party Payables                                                           2,551,298           2,331,482
     Short-term Notes Payable                                                             2,207               4,828
                                                                             ------------------  ------------------
          Total Current Liabilities                                                   3,867,575           3,107,169

Non-Current Liabilities
     Lease Obligation Payable                                                                 -               6,246
                                                                             ------------------  ------------------


          Total Liabilities                                                           3,867,575           3,113,415
                                                                             ------------------  ------------------


Stockholders' Equity
     Preferred stock (par value $.01), 2,000,000 shares authorized
          168,434 issued and outstanding December 31, 2002
          and December 31, 2001                                                           1,684               1,684
     Common Stock (Par Value $.01), 20,000,000 shares
          authorized. 12,370,578 shares issued and outstanding
          at December 31, 2002 and 12,674,807 shares issued
          and outstanding at December 31, 2001                                          123,706             126,748
     Common Stock to be issued, 768,917 shares at
          December 31, 2002 and 435,584 shares at
          December 31, 2001                                                               7,689               4,356
     Treasury Stock, 1,000 shares at December 31, 2002
          and December 31, 2001                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          12,100,583          12,276,665
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (12,253,482)        (11,227,645)
                                                                             ------------------  ------------------
          Total Stockholders' Equity                                                 (3,354,605)         (2,152,977)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $          512,970  $          960,438
                                                                             ==================  ==================

    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                STATEMENT OF LOSS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                   July 5, 1996
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                        --------------------------------------
                                                               2002                2001               Stage
                                                        ------------------  ------------------  ------------------

Revenue                                                 $                -  $                -  $          256,000
                                                        ------------------  ------------------  ------------------

Expenses
  Sales and marketing                                                    -              33,929             117,546
  General and administrative                                       627,287           1,607,942           7,404,507
  Research and development                                               -             486,958           4,459,891
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                627,287           2,128,829          11,981,944
                                                        ------------------  ------------------  ------------------

Other income (expense)
  Interest income                                                      100               4,504              18,902
  Interest expense                                                (394,452)           (217,939)           (723,997)
  Loss on sale of assets                                            (4,098)                (41)            (13,235)
  Capital gain on sale of investments                                    -                   -             191,492
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                 (398,450)           (213,476)           (526,838)
                                                        ------------------  ------------------  ------------------

Income (Loss) Before Taxes                                      (1,025,737)         (2,342,305)        (12,252,782)

Income Taxes                                                           100                 100                 700
                                                        ------------------  ------------------  ------------------

Net Income (Loss) After Taxes                           $       (1,025,837) $       (2,342,405) $      (12,253,482)
                                                        ==================  ==================  ==================

Weighted Average Shares
  Outstanding                                                   12,563,951          12,557,378
                                                        ==================  ==================


Loss Per Share                                          $           (0.08)  $           (0.19)
                                                        ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
Balance December 31, 1995         247,100  $2,471   12,210,949  $122,109  $ --    $ --    $74,022,028  $(103,351,248) $      --
January 1996 shares issued
   in connection with merger     (247,100) (2,471)  (3,784,905)  (37,849)   --     5,059  (70,257,358)   100,017,463
January 1996 shares issued
   to individuals for cash at
   $2.50 - 3.00  per share           --      --          3,500        35    --      --          7,965           --           --
March 1996 shares issued
   to an individual and a
   company for cash at
   $2.00 - 3.00 per share            --      --         21,240       212    --      --         43,267           --           --
April 1996 shares issued to
   individuals for cash at
   $0.50 - 2.04 per share            --      --         63,000       630    --      --         73,370           --           --
May 1996 shares issued to
   individuals for cash at
   $3.00 per share                   --      --          9,000        90    --      --         26,910           --           --
May 1996 shares issued to
   individuals for legal
   services at $3.00 per share       --      --          1,463        15    --      --          4,374           --           --
June 1996 shares issued to a
   company in exercise of an
   option at $1.00 per share         --      --        100,000     1,000    --      --         99,000           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

June 1996 shares issued to a
   related company for cash at
   $1.25 per share                   --    $ --         30,000  $    300  $ --    $ --    $    37,200  $        --    $      --
June 1996 shares issued to an
   individual for cash at $3.00
   per share                         --      --          5,000        50    --      --         14,950           --           --
November 15, 1996 shares
   issued to individuals for
   cash at $1.29-2.59 per share      --      --         40,569       406    --      --         67,094           --           --
November 27, 1996 shares
   issued to officer for cash at
   $2.94 per share                   --      --          2,891        29    --      --          8,470           --           --
December 13, 1996 shares
   issued to individuals for
   cash and receivables at
   $1.00-3.00 per share              --      --        107,624     1,076    --      --        187,132           --           --
December 13, 1996 shares
   issued to a company for
   services at $1.25 per share       --      --         14,282       143    --      --         17,710           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

December 19, 1996 shares
   issued to individual in
   exercise of option at
   $1.25 per share                   --    $ --         30,000 $     300  $ --    $ --    $    37,200  $        --    $      --
December 19, 1996 shares
   issued to individual for
   cash at $1.25 per share           --      --         30,000       300    --      --         37,200           --           --
December 31, 1996 shares
   issued to individual for
   receivable at $1.00-3.00
   per share                         --      --           --        --      --       407      101,543           --           --
December 31, 1996 shares
   issued to officer and
   employee for patents              --      --           --        --      --     2,250      130,500           --           --

Net Loss                             --      --           --        --      --      --           --             --       (831,814)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 1996            --      --      8,884,613    88,846    --     7,716    4,658,555     (3,333,785)    (831,814)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
January 1997 shares issued
   to individuals for cash at
   par                               --    $ --              1  $   --    $ --    $ --    $      --    $        --    $      --
January 1997 shares issued
   to an officer as payment on
   loan at $1.82 per share           --      --          6,000        60    --      --         10,843           --           --
February 1997 shares issued
   to officers for patent            --      --        260,813     2,608    --    (2,250)       1,892           --           --
February 1997 shares issued
   to individuals for cash at
   $1.00-1.25 per share              --      --         58,979       590    --      (282)      37,941           --           --
February 1997 shares issued
   to officers for payment on
   loan at $0.08 per share           --      --        190,000     1,900    --      --         12,350           --           --
April 1997 shares issued to
   individuals for cash at
   $3.00 per share                   --      --         20,795       208    --       (50)      44,842           --           --
May 1997 shares issued to an
   individual and an officer for
   cash at $1.75-3.00 per share      --      --         64,375       644    --      --        118,263           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
May 1997 shares issued to
   individuals for services at
   $2.59 per share                   --    $ --            732  $      7  $ --  $   --  $       1,888  $        --    $      --
June 1997 shares issued to
   individuals for cash at
   $1.75-3.00 per share              --      --         15,000       150    --       100       70,000           --           --
July 1997 shares issued to
   employees and individuals
   for cash and receivables at
   $1.75-2.00 per share              --      --         58,286       583    --      (100)      85,267           --           --
August 1997 shares issued
   to individuals for cash at
   $2.75-3.00 per share              --      --         10,000       100    --      --         27,900           --           --
October 1997 shares issued to
   an individual for cash at
   $3.00 per share                   --      --          4,000        40    --      --         11,960           --           --
October 1997 shares issued to
   VideOcart creditors               --      --         97,610       976    --      (976)        --             --           --
November 1997 shares issued
   to individuals for services
   at $0.95 per share                --      --          1,666        17    --      --          1,558           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
December 1997 shares issued
   to individual for cash at
   $1.50-2.00 per share              --    $ --         55,000  $    550  $ --    $  281  $   139,070  $        --     $     --
December 1997 shares issued
   to officers for loan payment
   at $0.86-1.02 per share           --      --         53,444       534    --      --         51,094           --           --
December 1997 shares issued
   to a company for services
   at $0.50 per share                --      --          8,000        80    --      --          3,945           --           --
December 1997 shares issued
   to a company for research
   and development at par            --      --           --        --      --       464         --             --           --
December 1997 shares issued
   for employee compensation
   at $2.50 per share                --      --          6,000        60    --      --         14,940           --           --

Net Loss                             --      --           --        --      --      --           --             --       (755,594)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 1997            --      --      9,795,314    97,953    --     4,903    5,292,308     (3,333,785)  (1,587,408)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
January 1998 shares issued to
   individuals for cash at
   $1.50 per share                   --    $ --         86,666  $    867  $ --    $ (100) $   114,232  $        --    $      --
January 1998 shares issued
   for 1,500 shares of Avtel
   stock at $3.00 per share          --      --          4,125        41    --      --         12,334           --           --
January 1998 shares issued to
   companies for services at
   $2.82-7.80 per share              --      --          2,930        29    --      --         13,848           --           --
February 1998 shares issued
   to company for research
   and development contract          --      --         46,366       464    --      (464)        --             --           --
February 1998 shares issued
   to individual for cash at
   $2.50 per share                   --      --        100,000     1,000    --      --        249,000           --           --
April 1998 shares issued to
   employee for compensation
   at $2.63 per share                --      --          1,426        14    --      --          3,736           --           --
April 1998 shares issued to
   company for legal services
   at $3.00 per share                --      --          1,620        16    --      --          4,844           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
June 1998 shares issued to
   individual for consulting
   services at $2.79 per share       --    $ --          3,763  $     38  $ --    $ --    $    10,462  $        --     $     --
June 1998 reduction of stock
   price on employee's stock         --      --           --        --      --      --         (1,250)          --           --
July 1998 shares issued to
   officer for patent purchase
   at $2.94 per share                --      --        150,000     1,500    --       250      512,313           --           --
July 1998 shares issued for
   accounts receivable at
   $1.50 per share                   --      --         25,000       250    --      --         37,250           --           --
July 1998 shares issued to
   employee for compensation
   at $3.06 per share                --      --          1,225        12    --      --          3,736           --           --
July 1998 shares issued to
   individuals for cash at
   $2.50-3.00 per share              --      --         33,000       330    --      --         89,670           --           --
September 1998 shares
   issued to company for
   accounts receivable               --      --         86,937       870    --      --        136,396           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
September 1998 shares
   issued to individuals for
   cash at $2.00-2.25 per share      --    $ --         30,900  $    309  $ --    $ --    $    62,341  $        --    $      --
September 1998 shares
   issued to individual for
   consulting services at
   $3.00 per share                   --      --          3,818        38    --      --         11,416           --           --
September 1998 shares
   issued to individuals for
   accounts receivable at
   $2.00 per share                   --      --          7,500        75    --      --         14,925           --           --
October 1998 shares issued
   to individuals for cash at
   $2.00 per share                   --      --          1,000        10    --      --          1,990           --           --
October 1998 shares issued to
   employees for accounts
   receivable $2.12 per share        --      --         10,000       100    --      --         21,100           --           --
October 1998 shares issued to
   company for legal services
   at $2.00 per share                --      --          1,517        15    --      --          3,020           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
December 1998 shares
   returned at $1.58 per share       --      --        (42,493) $   (425) $ --    $ --    $   (66,667) $        --    $      --
December 1998 shares issued
   to individuals for cash at
   $2.25 per share                   --      --         42,493       425    --      --         95,183           --           --
December 1998 shares issued
   for employee compensation
   at $2.19 per share                --      --          1,712        17    --      --          3,732           --           --

Net Loss                             --      --           --        --      --      --           --             --     (1,496,926)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 1998            --      --     10,394,819   103,948    --     4,589    6,625,919     (3,333,785)  (3,084,334)

January 1999 shares returned
   at $0.67-1.58 per share           --      --        (62,489)     (624)   --      --       (107,047)           --           --
January & February 1999
   shares issued to individuals
   for cash at $2.00 per share       --      --        112,500     1,125    --      --        223,875           --           --
January & February 1999
   shares issued to individuals
   for cash at $2.25 per share       --      --        224,444     2,244    --      --        502,755           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
January 1999 shares issued
   for employee compensation
   at $2.34 per share                --      --          1,328  $     13  $ --    $ --    $     3,094  $        --    $      --
April & June 1999 shares
   issued to individuals for
   cash at $2.25-2.50 per share      --      --         40,689       407    --      --         91,344           --           --
April 1999 shares issued to
   employee for compensation
   at $1.95 per share                --      --          1,667        17    --      --          3,093           --           --
June 1999 shares issued for
   exercise of option at $0.86
   per share                         --      --        231,834     2,318    --      --        197,059           --           --
July 1999 shares issued to
   individuals for cash at
   $2.25 per share                   --      --         72,500       725    --      --        162,400           --           --
July & August 1999 shares
   issued to individuals for
   cash at $2.50 per share           --      --         78,500       785    --      --        195,465           --           --
July 1999 shares issued to
   employee for cash at
   $1.96 per share                   --      --          1,285        13    --      --          2,506           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
August 1999 shares issued to
   individuals for cash at
   $3.00 per share                   --    $ --          5,607  $     56  $ --    $ --    $    16,764  $        --     $     --
September 1999 shares
   issued to individual for
   exercise of option at
   $0.52 per share                   --      --          6,437        64    --      --          3,283           --           --
September 1999 shares
   issued to individual for
   cash at $2.75 per share           --      --          6,000        60    --      --         16,440           --           --
October & November 1999
   shares issued to individuals
   for cash at $2.75 per share       --      --        160,000     1,600    --      --        438,400           --           --

Net Loss                             --      --           --        --      --      --           --             --     (1,734,623)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 1999            --      --     11,275,121   112,751    --     4,589    8,375,350     (3,333,785)  (4,818,957)

January 2000 shares issued to
   company for cash at
   $2.75 per share                   --      --         27,273       273    --      --         74,727           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
February 2000 shares issued
   for employee compensation
   at $3.99 per share                --      --         74,608  $    746  $ --    $ --    $   296,939  $       --      $     --
February 2000 exercise of
   stock option for cash and
   note receivable at $0.86
   per share                         --      --        579,585     5,796    --      --        492,646           --           --
February 2000 shares issued
   to individual for cash at
   $1.07 per share                   --      --         28,979       290    --      --         30,718           --           --
February 2000 shares
   canceled and converted to
   preferred shares at $2.75
   per share                         --      --       (100,000)   (1,000)   --      --       (274,000)          --           --
January & February 2000
   shares issued to companies
   for cash at $26 per share        5,769      57         --        --      --      --        149,943           --           --
February 2000 shares
   converted from common
   shares at $26 per share         10,576     106         --        --      --      --        274,894           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
February 2000 conversion of
   note payable to preferred
   shares at $26 per share          9,615  $   96         --    $   --    $ --    $ --    $   249,904  $        --    $      --
February 2000 shares issued
   to company for cash at
   $26 per share                   21,285     213         --        --      --      --        553,162           --           --
March 2000 shares issued to
   company for accounts
   payable at $3.00 per share        --      --          2,603        26    --      --          7,783           --           --
March 2000 shares issued to
   individual for cash at $2.75
   per share                         --      --         10,909       109    --      --         29,891           --           --
April 2000 exercise of stock
   option by individual for
   cash at $1.07 per share           --      --         18,193       182    --      --         19,285           --           --
April 2000 shares issued to
   company for cash at $2.50
   per share                         --      --         40,312       403    --      --        100,377           --           --
May 2000 shares issued to
   company for cash at $2.75
   per share                         --      --         54,546       546    --      --        149,455           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
May 2000 shares issued to
   companies for accounts
   payable at $2.75 per share        --      --    $     6,885  $     69  $ --    $ --    $    18,866  $        --    $      --
May 2000 paid-in capital
   from treasury stock
   transaction                       --      --           --        --      --      --          5,980           --           --
May 2000 shares issued to
   individual that were paid
   for in 1997                       --      --         23,334       233    --      (233)        --             --           --
May 2000 shares issued to
   company for cash at $26
   per share                        5,769      58         --        --      --      --        149,942           --           --
July 2000 shares issued to
   individuals for cash at
   $1.07 per share                   --      --         68,744       687    --      --         72,869           --           --
July 2000 paid-in capital
   from treasury stock
   transaction                       --      --           --        --      --      --         10,200           --           --
September 2000 stock issued
   to company for cash at
   $17 per share                   41,177     412         --        --      --      --        699,588           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
November & December 2000
   shares issued to individuals
   for cash at $1.50-1.56 per
   share                             --      --    $    48,979  $    490  $ --  $   --    $    74,717  $        --     $     --
December 2000 shares issued
   to individual for legal
   services at $0.89 per share       --      --          2,697        27    --      --          2,373           --           --
December 2000 shares
   returned at $1.73-2.12
   per share                         --      --        (10,000)     (100)   --      --        (19,150)          --           --

Net Loss                             --      --           --        --      --      --           --             --     (4,066,283)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 2000          94,191     942   12,152,768   121,528    --     4,356   11,546,459     (3,333,785)  (8,885,240)

January 2001 shares issued
   for payment of note payable
   at $6.60 per share              37,879     379         --        --      --      --        249,621           --           --
January 2001 shares canceled
   for nonpayment                    --      --         (4,694)      (47)   --      --         (9,903)          --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
March 2001 shares issued for
   payment of note payable at
   $6.60 per share                  6,061 $    60        --     $   --      --    $ --    $    39,940  $        --    $      --
March 2001 shares issued for
   research and development
   expenses at $1.00 per share       --      --         15,000       150    --      --         14,850           --           --
May 2001 shares issued to
   company for cash at $6.60
   per share                       30,303     303        --         --      --      --        199,697           --           --
June 2001 shares issued to
   company for cash at $0.82
   per share                         --      --          1,219        12    --      --            988           --           --
August 2001 shares issued to
   company for cash at $0.82
   per share                         --      --          3,466        35    --      --          2,807           --           --
August 2001 shares issued
   for general and
   administrative expenses at
   $0.66 per share                   --      --        507,048     5,070    --      --        329,581           --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                                                       From
                                                                                  Common    Paid in                 July 5, 1996
                                                                                  Stock   Capital in                Inception of
                                  Preferred Stock       Common Stock     Treasury to be   Excess of     Retained      Development
                                 ----------------  ---------------------
                                  Shares   Amount    Shares      Amount   Stock   Issued  Par Value      Deficit         Stage
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------
September 2001 shares
   returned to Company for
   accounts receivable of
   $98,375                           --      --           --    $   --   $(1,000) $ --    $   (97,375) $       --     $      --

Net Loss                             --      --           --        --      --      --           --            --      (2,342,405)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 2001         168,434   1,684   12,674,807   126,748  (1,000)  4,356   12,276,665     (3,333,785) (11,227,645)

August 2002 shares canceled
   for services not rendered         --      --       (304,229)   (3,042)   --      --       (197,749)          --           --
November 2002 cash
   received for shares that
   have not yet been issued          --      --           --        --      --     3,333       21,667           --           --

Net Loss                             --      --           --        --      --      --           --             --     (1,025,837)
                                 --------  ------  -----------  --------  ------  ------  -----------  -------------  -----------

Balance December 31, 2002         168,434  $1,684   12,370,578  $123,706 $(1,000) $7,689  $12,100,583  $  (3,333,785)$(12,253,482)
                                 ========  ======  ===========  ========  ======  ======  ===========  =============  ===========


   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (1,025,837) $       (2,342,405) $      (12,253,482)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -             139,438             871,480
     Stock issued for research and development                            -              15,000              15,000
     Stock returned for services not rendered                      (200,790)                  -            (200,790)
     Write-off of assets                                                  -              81,388             526,718
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -              24,285
     Stock issued for accounts payable                                    -                   -              25,153
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                  239,245             246,558           1,487,621
     (Increase) decrease in accounts receivable                           -               8,218                (413)
     (Increase) decrease in shareholder receivable                    7,964              (2,486)             37,694
     (Increase) decrease in other assets & prepaid
        expenses                                                    226,272             (14,695)            114,238
     Increase (decrease) in accounts payable                         14,983             228,435             350,224
     Increase (decrease) in accrued liabilities                     528,228             176,283             836,492
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (209,935)         (1,464,266)         (8,353,533)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                   13,038             (66,190)           (590,129)
Acquisition of patents                                              (35,626)            (56,227)           (247,049)
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                               (22,588)           (122,417)           (824,803)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                        25,000             483,892           6,107,927
Proceeds from loans                                                 228,634           1,392,732           3,302,308
Principal payments on lease obligations                              (8,867)             (2,811)            (17,020)
Cash payments on notes payable                                       (8,820)           (290,000)           (236,129)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           235,947           1,583,813           9,157,086
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                 3,424              (2,870)            (21,250)
Cash and Cash Equivalents at Beginning of the
          Year                                                            -               2,870              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           3,424  $                   $            3,424
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $           10,142                   -
Income Taxes                                              $             100  $              100  $              700

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

o        During January 2001, 4,694 shares of common stock were canceled.
o During January 2001, 37,879 shares of preferred stock were issued for payment of a note payable.
o During March 2001, 6,061 shares of preferred stock were issued for payment of a note payable.
o During March 2001, the Company issued 15,000 shares of common stock in exchange for research and development expenses.
o During July 2001, 100,000 shares of common stock were returned to the Company.
o During August 2001, 507,048 shares of common stock were issued in advance for services of $334,652.
o        During August 2002, 304,229 shares of common stock were canceled.

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $1,026,000 for the year ended December 31, 2002 and losses of approximately $2,342,000 for the year ended December 31, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Organization and Basis of Presentation

         The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the Development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. During the period from July 5, 1996 to December 31, 2002, the Company has been in the development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                    For the year ended December 31, 2002
BASIC LOSS PER SHARE
Loss available to common shareholders                     $      (1,025,837)         12,563,951  $           (0.08)
                                                          =================  ==================  ==================


                                                                    For the year ended December 31, 2001
BASIC LOSS PER SHARE
Loss available to common shareholders                     $      (2,342,405)         12,557,378  $           (0.19)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2002 and 2001 are not presented as it would be anti-dilutive.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

NOTE 3 - INCOME TAXES

         The Company has accumulated tax losses estimated at $16,000,000 expiring in years 2007 through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 4 - LEASE COMMITMENT

         The Company currently leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,042 per month.

         The Company has also entered into lease agreements for the rental of computer equipment. These leases expire between September 2003 and May 2004. The total monthly lease payments due on the above leases is approximately $210.

         During 2000, the Company entered into a financing agreement for the purchase of a laser printer. The payments on this agreement are $312 per month for a term of 36 months. During 2002, the remainder of the obligation on the laser printer was paid.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 4 - LEASE COMMITMENT (continued)

         The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2003                                             $        4,254
         2004                                                        445
         2005                                                          -
         2006                                                          -
         2007                                                          -
                                                          --------------
         Total minimum future lease payments              $        4,699
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

         During the years ended December 31, 2002 and 2001, the Company expended $0 and $486,958, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

OLSON FARMS, INC. LOANS TO THE COMPANY.

         Olson Farms, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior).

         Olson Farms made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

OLSON FOUNDATION LOANS TO THE COMPANY.

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned.

ESTATE OF PETER D. OLSON.

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY.

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March22, 2001

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1st, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder.

OLSON LEGACY TRUST LOAN TO THE COMPANY

         Olson Legacy Trust made unsecured loans to the Company on October 19, 2001 and November 15, 2001 in the amounts of $20,706 and $30,000, respectively. The notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company.

DIRECTOR LOAN TO THE COMPANY

         On October 20, 1998, the Company borrowed $150,000 from Mount Olympus Waters, Inc. at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999.

DIRECTOR LOAN TO THE COMPANY

         On February 20, 2001, the Company borrowed $50,000 from Leonard D. Southwick, a member of the Board of Directors. This loan was repaid on February 26, 2001. The interest rate on the note was 9% and matured on March 19, 2001.

DIRECTOR AND OFFICER LOAN TO THE COMPANY

         Richard J. Trout loaned the Company $396.85, $163.00 and $568.08 on September 16, 2002, March 19, 2003, and April 28, 2003, respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Trout received common stock options at a ratio of 1.667 common shares for each dollar loaned to the Company.

ARBINGER LOANS TO THE COMPANY

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    DATE       Principal    Interest Rate     Maturity Date       Shares          Price
------------ ---------------------------------------------------------------------------------
  10/19/01      $10,000.00      8.00%            10/19/02             16,667      $1.00
  12/31/01       $6,617.04      8.00%            12/31/02             11,028      $1.00
  01/30/02      $15,000.00      8.00%            01/30/04             25,000      $1.00
  02/18/02       $4,000.00      8.00%            02/18/03              6,667      $1.00
  07/02/02       $7,700.00      8.00%            07/02/03             12,833      $1.00
  08/30/02         $200.00      8.00%            08/30/04                333      $1.00
  09/18/02       $8,500.00      8.00%            09/18/04             14,167      $1.00
  11/19/02       $5,500.00      8.00%            11/19/04              9,167      $1.00
  04/08/03       $1,200.00      8.00%            04/08/05              2,000      $1.00
             -------------                                    --------------
   Total        $58,717.04                                            97,862
             =============                                    ==============

DIRECTOR LOANS TO THE COMPANY

         C. Terry Warner made unsecured loans to the Company on September 27, 2002, August 12, 2002, April 16, 2003, May 2, 2003, May 5, 2003, and May 8, 2003
in the  amounts  of  $15,000,  $21,348,  $10,000,  $1,500,  $800,  and  $19,000,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         The loans listed below were made to the Company by D. Paul Smith, a member of the Board of Directors:

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    DATE       Principal     Interest Rate    Maturity Date       Shares          Price
------------ ------------- -------------------------------------------------------------------
  12/31/02      $25,000.00       8.00%           12/31/04             41,667      $1.00
  02/21/03       $5,000.00       8.00%           02/21/05              8,333      $1.00
  03/31/03      $15,000.00       8.00%           03/31/05             25,000      $1.00
  04/10/02      $15,000.00       8.00%           04/10/03             25,000      $1.00
  08/30/02         $370.23       8.00%           08/30/04                617      $1.00
  11/01/02         $364.82       8.00%           11/01/04                608      $1.00
  11/04/02      $15,000.00       8.00%           11/04/04             25,000      $1.00
             -------------                                    --------------
   Total        $75,735.05                                           126,225
             =============                                    ==============

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An Interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

PAUL G. BEGUM

         On February 1, 2000 an accrued liability owed to Paul G. Begum in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of July 31, 2001, the total balance on the note receivable was $98,375. On July 31, 2001, the Company forgave the remaining amount owed on the receivable in exchange for 100,000 shares of common stock that were returned to the Company.

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. The total amount of these liabilities at December 31, 2002 and 2001 is $60,717 and $73,330, respectively.

NOTE 7- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares of common stock are reserved for issuance in the form of restricted stock grants. As of December 31, 2002, 2,978,985 options had been granted under the Plan, and another 1,068,020 options had been granted outside of the Plan. Compensation expense charged to operations in 2002 and 2001 is $0 and $0. The following is a summary of transactions:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 7- STOCK OPTIONS (continued)

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        2,124,392           2,685,049
Granted during the year                                                               2,215,113           2,299,367
Canceled during the year                                                               (292,500)         (2,860,024)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                                 4,047,005           2,124,392
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                                3,213,672            1,458,500
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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

         Class D Shares are convertible into Common Stock at an initial conversion price of $1.05

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 9 - LITIGATION

         On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. On December 12, 2002, a judgment in California was made against the Company whereby the Company is required to pay $75,804 plus daily interest of $19.25 per day after December 3, 2002. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2002. This California judgment was obtained without an active defense by the Company which the Company believes it has. Because of this fact, the Company intends to actively oppose any collection activity outside of California.

         On October 18, 2002, a default judgment was entered against the Company by Avnet, Inc. The total judgment was for $6,676.85 with interest on the total judgment at 4.28% per annum until paid. The total judgment of $6,676.85 and interest of $105.56 was paid on February 4, 2003. This judgment has been included in accounts payable as of December 31, 2002.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of December 31, 2002.

NOTE 10 - STOCK TRANSACTIONS

         During August 2001, the Company issued 507,048 shares of common stock as a prepayment for services to be rendered over the next twelve months. This resulted in a prepaid asset of $195,213 and expenses of $139,438. Approximately 40% of the agreement was completed. On August 20, 2002, the Company received a refund of 304,229 shares of stock for services that were never rendered. These shares have been canceled and are no longer outstanding.

         During November 2002, the Company received $25,000 for 333,333 shares of common stock. As of December 31, 2002, these shares have not been issued.

NOTE 11 - SUBSEQUENT EVENTS

         During January 2003, the Company received $65,000 for 866,667 shares of common stock.