Form 10QSB
period 2003-03-31
KLEVER MARKETING INC
filed 2003-05-21
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2003 12,370,578

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of March 31, 2003, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Klever Marketing, Inc.(a development stage company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 25, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 20, 2003

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                                  March 31,         December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2003               2002
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $           15,092  $           3,424
                                                                              ------------------  -----------------

Fixed Assets
  Office Equipment                                                                       148,067            148,067
  Phase 2 Equipment                                                                       57,750             57,750
  Less Accumulated Depreciation                                                         (122,890)          (120,105)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     82,927             85,712
                                                                              ------------------  -----------------

Other Assets
  Patents                                                                              2,342,752          2,339,006
  Less Accumulated Amortization                                                       (1,970,409)        (1,915,172)
                                                                              ------------------  -----------------

     Net Other Assets                                                                    372,343            423,834
                                                                              ------------------  -----------------

     Total Assets                                                             $          470,362  $         512,970
                                                                              ==================  =================

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)



                                                                                 March 31,          December 31,
                                                                            -------------------  ------------------
                                                                                   2003                 2002
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                                   $           428,412  $          435,928
  Accrued Liabilities                                                                 1,015,338             878,142
  Related Party Payables                                                              2,573,727           2,551,298
  Short-term Notes Payable                                                                1,643               2,207
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        4,019,120           3,867,575
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding March 31, 2003 and December 31, 2002                                  1,684               1,684
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 12,370,578 shares issued
    and outstanding at March 31, 2003 and
    December 31, 2002                                                                   123,706             123,706
  Common Stock to be issued, 1,635,584 shares at March 31,
    2003 and 768,917 at December 31, 2002                                                16,356               7,689
  Treasury Stock, 1,000 shares at March 31, 2003 and
    December 31, 2002                                                                    (1,000)             (1,000)
  Paid in Capital in Excess of Par Value                                             12,156,917          12,100,583
  Retained Deficit                                                                   (3,333,785)         (3,333,785)
  Deficit Accumulated During Development Stage                                      (12,512,636)        (12,253,482)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (3,548,758)         (3,354,605)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $           470,362  $          512,970
                                                                            ===================  ==================




                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Development
                                                          -------------------------------------
                                                                2003                       2002        Stage
                                                          -----------------  ------------------  ------------------

Revenue                                                   $               -  $                -  $          256,000
                                                          -----------------  ------------------  ------------------

Expenses
  Sales and Marketing                                                     -                   -             117,546
  General and Administrative                                        172,895             137,174           7,577,402
  Research and Development                                                -                   -           4,459,891
                                                          -----------------  ------------------  ------------------

     Total Expenses                                                 172,895             137,174          12,154,839
                                                          -----------------  ------------------  ------------------

Other Income (Expense)
  Interest Income                                                         -                   -              18,902
  Interest Expense                                                  (86,259)            (68,567)           (810,256)
  Loss on sale of assets                                                  -                   -             (13,235)
  Capital gain on sale of investments                                     -                   -             191,492
                                                          -----------------  ------------------  ------------------

    Total Other Income (Expense)                                    (86,259)            (68,567)           (613,097)
                                                          -----------------  ------------------  ------------------

Loss Before Taxes                                                  (259,154)           (205,741)        (12,511,936)

Income Taxes                                                                   -              -                 700
                                                          -----------------  ------------------  ------------------

Net Loss After Taxes                                      $        (259,154) $         (205,741) $      (12,512,636)
                                                          =================  ==================  ==================

Weighted Average Shares Outstanding
                                                                 12,970,578          12,674,807
                                                          =================  ==================

Loss per Common Share                                     $          (0.02)  $           (0.02)
                                                          =================  ==================




                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Development
                                                          ---------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  --------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (259,154) $         (205,741) $      (12,512,636)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Stock issued for general and administrative                                                   -             871,480
Stock issued for research and development                                                     -              15,000
Stock returned for services not rendered                                                      -            (200,790)
Write-off of assets                                                       -                   -             526,718
Compensation expense from stock options                                   -                   -              26,247
Stock issued for interest expense                                                             -              24,285
Stock issued for accounts payable                                                             -              25,153
Deferred income                                                                               -            (214,000)
Depreciation and amortization                                        58,021              59,366           1,545,642
(Increase) decrease in accounts receivable                                -                   -                (413)
(Increase) decrease in shareholder receivable                             -                   -              37,694
(Increase) decrease in other assets & prepaids                            -              10,353             114,238
Increase (decrease) in accounts payable                              (7,516)              3,689             342,708
Increase (decrease) in accrued liabilities                          137,197              76,789             973,689
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                               (71,452)            (55,544)         (8,424,985)
                                                          -----------------  --------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -               8,940            (590,129)
Acquisition of patents                                               (3,746)             (2,278)           (250,795)
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  --------------------------------------

Net cash used by investing activities                                (3,746)              6,662            (828,549)
                                                          -----------------  --------------------------------------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Development
                                                          -------------------------------------
                                                                2003                2002                2001
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from capital stock                               $          65,000  $                -  $        6,172,927
Proceeds from shareholder loans                                      22,430              50,674           3,324,738
Principal payments on lease obligations                                (564)             (1,601)            (17,584)
Cash payments on notes payable                                            -                   -            (236,129)
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing  Activities                           86,866              49,073           9,243,952
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        11,668                 191              (9,582)
Cash and Cash Equivalents at
   Beginning of the Period                                            3,424                   -              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $          15,092  $              191  $           15,092
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              700








                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Klever Marketing, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2003 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $259,000 for the three months ended March 31, 2003, net losses of approximately $206,000 for the three months ended March 31, 2002, and net losses of approximately $12,500,000 since the inception of the development stage on July 5, 1996. The Company also has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

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

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                  For the three months ended March 31, 2003

BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (259,154)         12,970,578  $           (0.02)
                                                          =================  ==================  ==================

                                                                  For the three months ended March 31, 2002

BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (205,741)         12,674,807  $           (0.02)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2003 and 2002 are not presented as it would be anti- dilutive.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

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

         During the three months ended March 31, 2003 and 2002, the Company expended $0 and $0, respectively for research and development of the technology involved with its patents.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

ESTATE OF PETER D. OLSON.

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY.

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1st, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder.

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

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. The total amount of these liabilities at March 31, 2003 is $79,020.

NOTE 7- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 7- STOCK OPTIONS (continued)

of common stock are reserved for issuance in the form of restricted stock grants. As of March 31, 2003, 2,938,969 options had been granted under the Plan, and another 1,443,020 options had been granted outside of the Plan. Compensation expense charged to operations in 2002 and 2001 is $0 and $0. The following is a summary of transactions:

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                                 March 31,          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        4,047,005           2,124,392
Granted during the year                                                                 360,834           2,215,113
Canceled during the year                                                                (25,850)           (292,500)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                                 4,381,989           4,047,005
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                                 3,548,655           3,213,672
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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (continued)

NOTE 8 - PREFERRED STOCK (continued)

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

NOTE 9 - LITIGATION

         On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. On December 12, 2002, a judgment in California was made against the Company whereby the Company is required to pay $75,804 plus daily interest of $19.25 per day after December 3, 2002. This judgment has been included in the financial statements as part of accrued liabilities at March 31, 2003 and December 31, 2002. This California judgment was obtained without an active defense by the Company which the Company believes it has. Because of this fact, the Company intends to actively oppose any collection activity outside of California.

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

NOTE 10 - STOCK TRANSACTIONS

         During January 2003, the Company received $65,000 for 866,667 shares of common stock. As of March 31, 2003, these shares have not been issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

Cash flows. Operating activities used cash of $71,000 and $56,000 for the three months ended March 31, 2003 and 2002, respectively.

Investing activities used cash of $4,000 for the three months ended March 31, 2003, and provided cash of $7,000 for the three months ended March 31, 2002. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

Financing activities provided cash of $87,000 and $49,000 for the three months ended March 31, 2003 and 2002, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

ITEM 2.  CHANGES IN SECURITIES

         During January 2003, the Company received $65,000 for 866,667 shares of common stock. As of March 31, 2003, these shares have not been issued.

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



                             Klever Marketing, Inc.
                                  (Registrant)


DATE:       May 20, 2003


By: /s/ Richard J. Trout
Richard J. Trout
President & Director

By:  /s/ D. Paul Smith
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

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

Date: May 20, 2003

/s/ D. Paul Smith
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman
(Principal Financial Officer)