Form 10QSB
period 2003-06-30
KLEVER MARKETING INC
filed 2003-08-19
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from                    to
                                  ------------------    ----------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 13,570,578


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 8, 2003

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                   June 30,         December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2003               2002
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $               97  $           3,424
                                                                              ------------------  -----------------

Fixed Assets
  Office Equipment                                                                       148,067            148,067
  Phase 2 Equipment                                                                       57,750             57,750
  Less Accumulated Depreciation                                                         (125,675)          (120,105)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     80,142             85,712
                                                                              ------------------  -----------------

Other Assets
  Patents                                                                              2,346,033          2,339,006
  Less Accumulated Amortization                                                       (2,025,728)        (1,915,172)
                                                                              ------------------  -----------------

     Net Other Assets                                                                    320,305            423,834
                                                                              ------------------  -----------------

     Total Assets                                                             $          400,544  $         512,970
                                                                              ==================  =================

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                 June 30,           December 31,
                                                                            -------------------  ------------------
                                                                                   2003                 2002
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                                   $           445,660  $          435,928
  Accrued Liabilities                                                                 1,156,123             878,142
  Related Party Payables                                                              2,609,270           2,551,298
  Short-term Notes Payable                                                                  991               2,207
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        4,212,044           3,867,575
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding June 30, 2003 and December 31, 2002                                   1,684               1,684
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 13,570,578 shares issued
    and outstanding at June 30, 2003 and
    December 31, 2002                                                                   135,706             123,706
  Common Stock to be issued, 435,584 shares at June 30,
    2003 and 768,917 at December 31, 2002                                                 4,356               7,689
  Treasury Stock, 1,000 shares at June 30, 2003 and
    December 31, 2002                                                                    (1,000)             (1,000)
  Paid in Capital in Excess of Par Value                                             12,156,917          12,100,583
  Retained Deficit                                                                   (3,333,785)         (3,333,785)
  Deficit Accumulated During Development Stage                                      (12,775,378)        (12,253,482)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (3,811,500)         (3,354,605)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $           400,544  $          512,970
                                                                            ===================  ==================




                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                        Cumulative
                                                                                                           From
                                                                                                       July 5, 1996
                                           For the Three Months            For the Six Months          Inception of
                                                Ended June 30,                 Ended June 30,          Development
                                        ----------------------------    ----------------------------
                                            2003            2002            2003            2002           Stage
                                        ------------    ------------    ------------    ------------    ------------
Revenue                                 $       --      $       --      $       --      $       --      $    256,000
                                        ------------    ------------    ------------    ------------    ------------

Expenses
  Sales and Marketing                           --              --              --           117,546
  General and Administrative                 176,806         132,039         349,701         269,213       7,754,208
  Research and Development                      --              --              --              --         4,459,891
                                        ------------    ------------    ------------    ------------    ------------
     Total Expenses                          176,806         132,039         349,701         269,213      12,331,645
                                        ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
  Interest Income                               --              --              --              --            18,902
  Interest Expense                           (85,936)        (72,592)       (172,195)       (141,259)       (896,192)
  Loss on sale of assets                        --            (4,098)           --            (3,998)        (13,235)
  Capital gain on sale of investments           --              --              --              --           191,492
                                        ------------    ------------    ------------    ------------    ------------
     Total Other Income (Expense)            (85,936)        (76,690)       (172,195)       (145,257)       (699,033)
                                        ------------    ------------    ------------    ------------    ------------

Loss Before Taxes                           (262,742)       (208,729)       (521,896)       (414,470)    (12,774,678)

Income Taxes                                    --              --              --              --               700
                                        ------------    ------------    ------------    ------------    ------------

Net Loss After Taxes                    $   (262,742)   $   (208,729)   $   (521,896)   $   (414,470)   $(12,775,378)
                                        ============    ============    ============    ============    ============

Loss per Common Share                   $      (0.02)   $      (0.02)   $      (0.04)   $      (0.03)
                                        ============    ============    ============    ============

                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Six Months               Inception of
                                                                     Ended June 30,                 Development
                                                          ---------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  --------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (521,896) $         (414,470) $      (12,775,378)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Stock issued for general and administrative                               -                   -             871,480
Stock issued for research and development                                 -                   -              15,000
Stock returned for services not rendered                                  -                   -            (200,790)
Write-off of assets                                                       -                   -             526,718
Compensation expense from stock options                                   -                   -              26,247
Stock issued for interest expense                                                             -              24,285
Stock issued for accounts payable                                                             -              25,153
Deferred income                                                                               -            (214,000)
Depreciation and amortization                                       116,126             119,026           1,603,747
(Increase) decrease in accounts receivable                                -                   -                (413)
(Increase) decrease in shareholder receivable                             -                   -              37,694
(Increase) decrease in other assets & prepaids                            -              10,353             114,238
Increase (decrease) in accounts payable                               9,732              13,500             359,956
Increase (decrease) in accrued liabilities                          277,981             166,965           1,114,473
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                              (118,057)           (104,626)         (8,471,590)
                                                          -----------------  --------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -              13,038            (590,129)
Acquisition of patents                                               (7,027)            (14,088)           (254,076)
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  --------------------------------------

Net cash used by investing activities                                (7,027)             (1,050)           (831,830)
                                                          -----------------  --------------------------------------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Six Months               Inception of
                                                                     Ended June 30,                 Development
                                                          -------------------------------------
                                                                2003                2002                2001
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from capital stock                               $          65,000  $                -  $        6,172,927
Proceeds from shareholder loans                                      57,973             111,504           3,360,281
Principal payments on lease obligations                              (1,216)             (3,013)            (18,236)
Cash payments on notes payable                                            -                   -            (236,129)
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing  Activities                          121,757             108,491           9,278,843
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        (3,327)              2,815             (24,577)
Cash and Cash Equivalents at
   Beginning of the Period                                            3,424                   -              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $              97  $            2,815  $               97
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              700







                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Klever Marketing, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $263,000 for the three months ended June 30, 2003, net losses of approximately $209,000 for the three months ended June 31, 2002, and net losses of approximately $12,800,000 since the inception of the development stage on July 5, 1996. The Company also has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                  For the three months ended June 30, 2003
Basic Loss per Share
Loss available to common shareholders                     $        (262,742)         12,717,245  $           (0.02)
                                                          =================  ==================  ==================

                                                                  For the three months ended June 30, 2002
Basic Loss per Share
Loss available to common shareholders                     $        (208,729)         12,674,807  $           (0.02)
                                                          =================  ==================  ==================

                                                                   For the six months ended June 30, 2003
Basic Loss per Share
Loss available to common shareholders                     $        (521,896)         12,542,954  $           (0.04)
                                                          =================  ==================  ==================

                                                                   For the six months ended June 30, 2002
Basic Loss per Share
Loss available to common shareholders                     $        (414,470)         12,674,807  $           (0.03)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended June 30, 2003 and 2002 are not presented as it would be anti- dilutive.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

         During the three months ended June 30, 2003 and 2002, the Company expended $0 and $0, respectively for research and development of the technology involved with its patents.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS

Olson Farms, Inc. loans to the Company

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

Estate of Peter D. Olson

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum.

Presidio Investments, LLC loan to the Company

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. The total amount of these liabilities at June 30, 2003 is $63,596.

NOTE 7- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, 3,500,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. Under the Plan, an additional 500,000 shares

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

NOTE 7- STOCK OPTIONS (continued)

of common stock are reserved for issuance in the form of restricted stock grants. As of March 31, 2003, 2,981,135 options had been granted under the Plan, and another 1,445,020 options had been granted outside of the Plan. Compensation expense charged to operations in 2003 and 2002 is $0 and $0. The following is a summary of transactions:

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                                  June 30,          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        4,381,989           2,124,392
Granted during the year                                                                  54,167           2,215,113
Canceled during the year                                                                (10,000)           (292,500)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                                 4,426,156           4,047,005
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                                 4,126,155           3,213,672
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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

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

NOTE 9 - LITIGATION

         On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. On December 12, 2002, a judgment in California was made against the Company whereby the Company is required to pay $75,804 plus daily interest of $19.25 per day after December 3, 2002. This judgment has been included in the financial statements as part of accrued liabilities at June 30, 2003 and December 31, 2002. This California judgment was obtained without an active defense by the Company which the Company believes it has. Because of this fact, the Company intends to actively oppose any collection activity outside of California.

         On October 18, 2002, a default judgment was entered against the Company by Avnet, Inc. The total judgment was for $6,676.85 with interest on the total judgment at 4.28% per annum until paid. The total judgment of $6,676.85 and interest of $105.56 was paid on February 4, 2003.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of June 30, 2003 and December 31, 2002.

NOTE 10 - STOCK TRANSACTIONS

         During January 2003, the Company received $65,000 for 866,667 shares of common stock. These shares were issued during the three months ended June 30, 2003.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

NOTE 11 - SUBSEQUENT EVENTS

         On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company has agreed to issue 3,000,000 restricted shares of the Company's common voting stock to acquire the S&C shares.


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

Cash flows. Operating activities used cash of $47,000 and $49,000 for the three months ended June 30, 2003 and 2002, respectively.

Investing activities used cash of $3,000 and $8,000 for the three months ended June 30, 2003 and 2002, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

Financing activities provided cash of $35,000 and $59,000 for the three months ended June 30, 2003 and 2002, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 18, 2001, a Complaint was filed in Superior Court of the State of California, County of San Francisco, by eiKart, L.L.C. ("eiKart") against the Company. The Complaint arises out of a written agreement between the Company and eiKart dated May 11, 2001. On December 12, 2002, a judgment in California was made against the Company whereby the Company is required to pay $75,804 plus daily interest of $19.25 per day after December 3, 2002. This judgment has been included in the financial statements as part of accrued liabilities at June 30, 2003 and December 31, 2002. This California judgment was obtained without an active defense by the Company which the Company believes it has. Because of this fact, the Company intends to actively oppose any collection activity outside of California.

         On October 18, 2002, a default judgment was entered against the Company by Avnet, Inc. The total judgment was for $6,676.85 with interest on the total judgment at 4.28% per annum until paid. The total judgment of $6,676.85 and interest of $105.56 was paid on February 4, 2003.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of June 30, 2003 and December 31, 2002.

Item 2.  Changes in Securities

         During January 2003, the Company received $65,000 for 866,667 shares of common stock. These shares were issued during the three months ended June 30, 2003.

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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

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

(b) Reports on Form 8-K filed.

         On August 12, 2003, the Company filed a report on 8-K reporting a Stock Acquisition Agreement whereby the Company will acquire 80% of the issued and outstanding shares of S&C Medical, Inc. in exchange for 3,000,000 restricted shares of the Company's common voting stock under Item 2.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Klever Marketing, Inc.
                                  (Registrant)

DATE:       August 19, 2003


By:  /s/ Richard J. Trout
    -------------------------------
Richard J. Trout
President & Director

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman