Form 10QSB
period 2003-09-30
KLEVER MARKETING INC
filed 2003-11-26
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from                     to
                                 --------------------    -----------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 18,145,578

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Klever Marketing, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of September 30, 2003, and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 25, 2003

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                September 30,       December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2003               2002
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $              228  $           3,424
  Loan Receivable                                                                         15,000                  -
                                                                              ------------------  -----------------

     Total Current Assets                                                                 15,228              3,424
                                                                              ------------------  -----------------

Fixed Assets
  Office Equipment                                                                       148,067            148,067
  Phase 2 Equipment                                                                       57,750             57,750
  Less Accumulated Depreciation                                                         (128,108)          (120,105)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     77,709             85,712
                                                                              ------------------  -----------------

Other Assets
  Patents                                                                              2,354,972          2,339,006
  Less Accumulated Amortization                                                       (2,081,270)        (1,915,172)
                                                                              ------------------  -----------------

     Net Other Assets                                                                    273,702            423,834
                                                                              ------------------  -----------------

     Total Assets                                                             $          366,639  $         512,970
                                                                              ==================  =================

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                               September 30,        December 31,
                                                                            -------------------  ------------------
                                                                                   2003                 2002
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                                   $           446,266  $          435,928
  Accrued Liabilities                                                                 1,143,341             878,142
  Related Party Payables                                                              2,214,689           2,551,298
  Short-term Notes Payable                                                                  635               2,207
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        3,804,931           3,867,575
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding September 30, 2003 and December 31, 2002                              1,684               1,684
  Common Stock (Par Value $.01),
    20,000,000 shares authorized. 18,145,578 shares issued
    and outstanding at September 30, 2003 and 12,370,578 at
    December 31, 2002                                                                   181,456             123,706
  Common Stock to be issued, 12,274,872 shares at
    September 30, 2003 and 768,917 at December 31, 2002                                 122,749               7,689
  Treasury Stock, 1,000 shares at September 30, 2003 and
    December 31, 2002                                                                    (1,000)             (1,000)
  Paid in Capital in Excess of Par Value                                             12,808,648          12,100,583
  Retained Deficit                                                                   (3,333,785)         (3,333,785)
  Deficit Accumulated During Development Stage                                      (13,218,044)        (12,253,482)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (3,438,292)         (3,354,605)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $           366,639  $          512,970
                                                                            ===================  ==================




                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                         Cumulative
                                                                                                                            From
                                                                                                                        July 5, 1996
                                                       For the Three Months              For the Nine Months            Inception of
                                                         Ended September 30,              Ended September 30,            Development
                                                   -----------------------------     -----------------------------
                                                        2003             2002            2003             2002             Stage
                                                   ------------     ------------     ------------     ------------     ------------
Revenue                                            $       --       $       --       $       --       $       --       $    256,000
                                                   ------------     ------------     ------------     ------------     ------------

Expenses
  Sales and Marketing                                      --               --               --            117,546
  General and Administrative                            418,418          111,032          768,119          380,245        8,172,626
  Research and Development                                 --               --               --               --          4,459,891
                                                   ------------     ------------     ------------     ------------     ------------
     Total Expenses                                     418,418          111,032          768,119          380,245       12,750,063
                                                   ------------     ------------     ------------     ------------     ------------

Other Income (Expense)
  Interest Income                                          --               --               --               --             18,902
  Interest Expense                                      (24,248)         (73,129)        (196,443)        (214,388)        (920,440)
  Loss on sale of assets                                   --               --               --             (3,998)         (13,235)
  Capital gain on sale of investments                      --               --               --               --            191,492
                                                   ------------     ------------     ------------     ------------     ------------
     Total Other Income (Expense)                       (24,248)         (73,129)        (196,443)        (218,386)        (723,281)
                                                   ------------     ------------     ------------     ------------     ------------

Loss Before Taxes                                      (442,666)        (184,161)        (964,562)        (598,631)     (13,217,344)

Income Taxes                                               --               --               --               --                700
                                                   ------------     ------------     ------------     ------------     ------------

Net Loss After Taxes                               $   (442,666)    $   (184,161)    $   (964,562)    $   (598,631)    $(13,218,044)
                                                   ============     ============     ============     ============     ============

Loss per Common Share                              $      (0.03)    $      (0.01)    $      (0.07)    $      (0.05)
                                                   ============     ============     ============     ============


                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Nine Months              Inception of
                                                                   Ended September 30,              Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (964,562) $         (598,631) $      (13,218,044)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Stock issued for general and administrative                          28,635                   -             900,115
Stock issued for research and development                                 -                   -              15,000
Stock returned for services not rendered                                  -            (200,790)           (200,790)
Write-off of assets                                                       -                   -             526,718
Compensation expense from stock options                                   -                   -              26,247
Stock issued for interest expense                                    95,416                   -             119,701
Stock issued for accounts payable                                   235,800                   -             260,953
Deferred income                                                                               -            (214,000)
Depreciation and amortization                                       174,101             178,019           1,661,722
(Increase) decrease in accounts receivable                                -                   -                (413)
(Increase) decrease in shareholder receivable                             -                   -              37,694
(Increase) decrease in other assets & prepaids                            -             205,566             114,238
Increase (decrease) in accounts payable                              10,338              (9,767)            360,562
Increase (decrease) in accrued liabilities                          265,199             261,353           1,101,691
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                              (155,073)           (164,250)         (8,508,606)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -              13,038            (590,129)
Acquisition of patents                                              (15,966)            (18,395)           (263,015)
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------

Net cash used by investing activities                               (15,966)             (5,357)           (840,769)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Nine Months              Inception of
                                                                   Ended September 30,              Development
                                                          -------------------------------------
                                                                2003                2002                2001
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from capital stock                               $          65,000  $                -  $        6,172,927
Proceeds from shareholder loans                                     119,415             175,365           3,421,723
Principal payments on lease obligations                              (1,572)             (4,155)            (18,592)
Loan Receivable                                                     (15,000)                  -             (15,000)
Cash payments on notes payable                                            -                   -            (236,129)
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing  Activities                          167,843             171,210           9,324,929
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        (3,196)              1,603             (24,446)
Cash and Cash Equivalents at
   Beginning of the Period                                            3,424                   -              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $             228  $            1,603  $              228
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              700

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During September 2003, the Company converted $456,023 in notes payable into 9,195,460 shares of common stock.



                 See accompanying notes and accountants' report.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Klever Marketing, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2003 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $443,000 for the three months ended September 30, 2003, net losses of approximately $184,000 for the three months ended September 30, 2002, and net losses of approximately $16,500,000 since the inception of the development stage on July 5, 1996. The Company also has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                For the three months ended September 30, 2003
Basic Loss per Share
Loss available to common shareholders                     $        (442,666)         14,529,545  $           (0.03)
                                                          =================  ==================  ==================

                                                                For the three months ended September 30, 2002
Basic Loss per Share
Loss available to common shareholders                     $        (184,161)         12,535,920  $           (0.01)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2003
Basic Loss per Share
Loss available to common shareholders                     $        (964,562)         13,514,441  $           (0.07)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2002
Basic Loss per Share
Loss available to common shareholders                     $        (598,631)         12,628,003  $           (0.05)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended September 30, 2003 and 2002 are not presented as it would be anti- dilutive.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

         During the three months ended September 30, 2003 and 2002, the Company expended $0 and $0, respectively for research and development of the technology involved with its patents.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

Estate of Peter D. Olson

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum. On September 11, 2003, the outstanding loan of $28,750 and accrued interest of $17,679 were converted to 928,580 shares of common stock valued at $.05 per share.

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

Olson Legacy Trust loan to the Company

         Olson Legacy Trust made unsecured loans to the Company on October 19, 2001 and November 15, 2001 in the amounts of $20,706 and $30,000, respectively. The notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan of $50,706 and accrued interest of $7,887 were converted to 1,171,850 shares of common stock valued at $.05 per share.

Director Loan to the Company

         On October 20, 1998, the Company borrowed $150,000 from Mount Olympus Waters, Inc. at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999. On September 11, 2003, the remaining loan balance of $100,000 and accrued interest of $50,006 were converted to 3,000,113 shares of common stock valued at $.05 per share.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

Director and Officer Loan to the Company

         Richard J. Trout loaned the Company $396.85, $163.00 and $568.08 on September 16, 2002, March 19, 2003, and April 28, 2003, respectively. During the three months ended September 30, 2003, Mr. Trout loaned the Company an additional $839. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Trout received common stock options at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan balance of $1,967 and accrued interest of $65 were converted to 40,645 shares of common stock valued at $.05 per share.

Arbinger Loans to the Company

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    Date       Principal    Interest Rate     Maturity Date       Shares          Price
------------ ---------------------------------------------------------------------------------
  10/19/01      $10,000.00      8.00%            10/19/02             16,667      $1.00
  12/31/01       $6,617.04      8.00%            12/31/02             11,028      $1.00
  01/30/02      $15,000.00      8.00%            01/30/04             25,000      $1.00
  02/18/02       $4,000.00      8.00%            02/18/03              6,667      $1.00
  07/02/02       $7,700.00      8.00%            07/02/03             12,833      $1.00
  08/30/02         $200.00      8.00%            08/30/04                333      $1.00
  09/18/02       $8,500.00      8.00%            09/18/04             14,167      $1.00
  11/19/02       $5,500.00      8.00%            11/19/04              9,167      $1.00
  04/08/03       $1,200.00      8.00%            04/08/05              2,000      $1.00
  07/30/03      $15,000.00      8.00%            07/30/05             25,000      $1.00
             -------------                                    --------------
   Total        $73,717.04                                           122,862
             =============                                    ==============

         On September 11, 2003, the outstanding loan of $73,717 and accrued interest of $7,137 were converted to 1,617,074 shares of common stock valued at $.05 per share.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

Director Loans to the Company

         C. Terry Warner made unsecured loans to the Company on September 27, 2002, August 12, 2002, April 16, 2003, May 2, 2003, May 5, 2003, and May 8, 2003
in the  amounts  of  $15,000,  $21,348,  $10,000,  $1,500,  $800,  and  $19,000,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Warner received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan of $67,648 and accrued interest of $3,992 were converted to 1,432,791 shares of common stock valued at $.05 per share.

Director and Officer Loans to the Company

         The loans listed below were made to the Company by D. Paul Smith, a member of the Board of Directors:

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    Date       Principal     Interest Rate    Maturity Date       Shares          Price
------------ ------------- -------------------------------------------------------------------
  12/31/02      $25,000.00       8.00%           12/31/04         41,667          $1.00
  02/21/03       $5,000.00       8.00%           02/21/05         8,333           $1.00
  03/31/03      $15,000.00       8.00%           03/31/05         25,000          $1.00
  04/10/02      $15,000.00       8.00%           04/10/03         25,000          $1.00
  08/30/02         $370.23       8.00%           08/30/04          617            $1.00
  11/01/02         $364.82       8.00%           11/01/04          608            $1.00
  11/04/02      $15,000.00       8.00%           11/04/04         25,000          $1.00
  07/18/03       $7,500.00       8.00%           07/18/05         12,500          $1.00
  08/18/03       $5,000.00       8.00%           08/18/05         8,333           $1.00
             -------------                                    --------------
   Total        $88,235.05                                       147,058
             =============                                    ==============

         On September 11, 2003, the outstanding loan $88,235 and accrued interest of $5,215 were converted to 1,868,997 shares of common stock valued at $.05 per share.

The Seabury Group Loan to the Company

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

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

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. The total amount of these liabilities at September 30, 2003 is $65,372.

NOTE 7- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both non-qualified and qualified incentive stock options.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

NOTE 7- STOCK OPTIONS (continued)

         As of September 30, 2003, 5,200,082 options had been granted under the Plan, and another 1,732,175 options had been granted outside of the Plan. Compensation expense charged to operations in 2003 and 2002 is $0 and $0. The following is a summary of transactions:

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                               September 30,        December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        4,227,373           2,124,392
Granted during the year                                                               4,726,386           2,215,113
Canceled during the year                                                             (2,021,502)           (292,500)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                                 6,932,257           4,047,005
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                                 6,732,257           3,213,672
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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

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

NOTE 9 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgement. The Company intends to file an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at September 30, 2003 and December 31, 2002.

NOTE 10 - STOCK TRANSACTIONS

         During January 2003, the Company received $65,000 for 866,667 shares of common stock. These shares were issued during the three months ended June 30, 2003.

         On September 8, 2003, the Company issued 3,200,000 shares of common stock valued at $.04 per share for $128,000 of accounts payable.

         On September 11, 2003, the Company converted $544,239 of notes payable, accrued interest, and accounts payable to 10,884,786 shares of common stock valued at $.05 per share. As of September 30, 2003, these shares have not been issued.

         On September 8, 2003, the Company converted $15,000 of notes payable to 375,000 shares of common stock valued at $.04 per share.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (continued)

NOTE 10 - STOCK TRANSACTIONS (continued)

         On September 11, 2003, the Company authorized issuance of 954,502 shares of common stock for payment of expenses of $28,635.

         On September 25, 2003, the Company issued 1,000,000 shares of common stock valued at $.10 per share for $100,000 of accounts payable.

NOTE 11 - PURCHASE AGREEMENT

         On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company has agreed to issue 3,000,000 restricted shares of the Company's common voting stock to acquire the S&C shares. As of September 30, 2003, this agreement is pending.


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

Cash flows. Operating activities used cash of $37,000 and $59,000 for the three months ended September 30, 2003 and 2002, respectively.

Investing activities used cash of $9,000 and $4,000 for the three months ended September 30, 2003 and 2002, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

Financing activities provided cash of $46,000 and $63,000 for the three months ended September 30, 2003 and 2002, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgement. The Company intends to file an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at September 30, 2003 and December 31, 2002.

Item 2.  Changes in Securities

         During January 2003, the Company received $65,000 for 866,667 shares of common stock. These shares were issued during the three months ended June 30, 2003.

         On September 8, 2003, the Company issued 3,200,000 shares of common stock valued at $.04 per share for $128,000 of accounts payable.

         On September 11, 2003, the Company converted $544,239 of notes payable, accrued interest, and accounts payable to 10,884,786 shares of common stock valued at $.05 per share. As of September 30, 2003, these shares have not been issued.

         On September 8, 2003, the Company converted $15,000 of notes payable to 375,000 shares of common stock valued at $.04 per share.

         On September 11, 2003, the Company authorized issuance of 954,502 shares of common stock for payment of expenses of $28,635.

         On September 25, 2003, the Company issued 1,000,000 shares of common stock valued at $.10 per share for $100,000 of accounts payable.

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

DATE:       November 26, 2003


By:  /s/ Richard J. Trout
    -------------------------------
Richard J. Trout
President & Director

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman