Form 10KSB
period 2003-12-31
KLEVER MARKETING INC
filed 2004-04-16
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                     To
                              --------------------    --------------------------


Commission file number         0-18834
                       ---------------------------------------------------------

                             Klever Marketing, Inc.
                 (Name of small business issuer in its charter)

          Delaware                                               36-3688583
-------------------------------                             --------------------
 State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)


            350 West 300 South, Suite 201, Salt Lake City, Utah 84101
              (Address of principal executive offices) (zip code)


Issuer's telephone number                               (801) 322-1221
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.01
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 28
                                                                            ----
                                                          Exhibit Index Page: 23
                                                                           -----

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
                                                                     ---

     As of March 26, 2004, there were 35,351,267 (1 vote per share) Common, 5,493,727 Class A, 2,789,956 Class B, and 1,952,969 Class C Convertible Preferred, for a preferred and common share total of 45,587,919 votes. All shares have a par value of $0.01. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $4,027,644 computed at the closing price as of March 26, 2004. The number of preferred and common shares held by non-affiliates of the Registrant total 28,768,892 votes.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
PART I

Item 1.     Description of Business                                           4

Item 2.     Description of Property                                           4

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a Vote of Security Holders               5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          5

Item 6.     Management's Discussion and Analysis or Plan of Operations        7

Item 7.      Financial Statements                                             8

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                         9

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             9

Item 10.   Executive Compensation                                            12

Item 11.   Security Ownership of Certain Beneficial Owners and Management    14

Item 12.   Certain Relationships and Related Transactions                    18

Item 13.   Exhibits and Reports on Form 8-K                                  23

Item 14.   Controls and Procedures                                           25

Item 15.   Principal Accountant Fees & Services                              26

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

History

         The Company began as a part of Information Resources, Inc. ("IRI") in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990. At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993. The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. During the period from July 5, 1996 to December 31, 2003, the Company has been in the development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

         In February 2004, the Company signed an exclusive partnership contract with Fujitsu Transaction Solutions (Fujitsu). Under this contract, Fujitsu will manufacture the hardware of Klever-Kart System and provide the technical installations, IT implementation, and support for all retail locations. The
Company and Fujitsu will jointly share responsibility for marketing into Fujitsu's current retail client base for the initial nationwide sales effort. The Company will be responsible for providing the Klever-Kart software technology and upgrades, as well as advertising and promotion space sales to both retailers and manufacturers. The Company needs to raise funds to perform its obligations under the Fujitsu agreement.



                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company currently leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,042 per month. The office space is used as the Corporate headquarters. It is located at 350 West 300 South, Suite 203, Salt Lake City, Utah.

                            ITEM 3 LEGAL PROCEEDINGS


         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. The judgement is in relation to a consulting agreement between eiKart, LLC. and the Company. Pursuant to the judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2003 and 2002.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. The judgment was in relation to parts purchased by the Company. This judgment has been included in accounts payable as of December 31, 2003.

         A Confession of Judgment Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. The judgment was in relation to legal matters regarding the Company's intellectual property. This amount has been included in accounts payable as of December 31, 2003.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders during 2003.


                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The stock is traded on the OTC Bulletin Board with the trading symbol KLMK.

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                 2003:                              High                 Low
First Quarter                                $         0.09      $         0.05
Second Quarter                               $         0.09      $         0.01
Third Quarter                                $         0.15      $         0.04
Fourth Quarter                               $         0.65      $         0.11

                 2002:                              High                 Low
First Quarter                                $         0.65      $         0.10
Second Quarter                               $         0.65      $         0.25
Third Quarter                                $         0.35      $         0.06
Fourth Quarter                               $         0.12      $         0.04

          The number of shareholders of record of the Company's common stock as of March 26, 2004 was approximately 825.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

         The Company issued 21,039,786 shares of common stock during 2003. Also during 2003, the Company had authorized the issuance of an additional 960,073 common shares. As of December 31, 2003, these shares had not been issued due to insufficient funds to process. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933. (See Item &. Financial Statements, Statement of Stockholders' Equity, pages F - 7 through F - 9)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

         To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2003, the Company believes that all reporting persons complied with all Section 16(a) filing requirements, except that: Olson Foundation missed one filing for two transactions and a Form 5; Olsen Legacy Trust missed a Form 5 filing; Presidio missed one filing for one transaction, and missed a Form 5; Michael L. Mills missed one filing for four transactions and filed a late Form 5; C. Terry Warner missed twenty filings for twenty-three transactions and a late Form 5; D. Paul Smith missed twenty-one filings for twenty-one transactions and a late Form 5; William J. Dupre missed two filings for three transactions and a late Form 5; William C. Bailey missed two filings for six transactions and a late Form 5; Richard J. Trout missed six filings for ten transactions and a late Form 5; and Seabury missed a Form 5.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


Plan of Operation - The Company has no current operations. The Company's plan of operations is subject to obtaining financing. The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis-redemption and mal-redemption); (ii) the establishment of targeted Internet-type content to enhance customer loyalty;
(iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System's application to other retailers including superstores, discount stores, toy stores and warehouse stores.

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

In the event such operational funding is obtained, then the Company has plans during the next twelve months to work jointly with Fujitsu Transactions Solutions to: 1) develop and implement electronic couponing, and the Klever-Kard enhancement to existing frequent shopping programs; 2) install two beta stores;
3) begin production of the next generation Klever-Kart with full color display, audio, video, and scanning capabilities; 4) commence general installations; and
5) expand the Klever-Kart System's orientation to other store formats including superstores, discount stores, toy stores, do-it- yourself stores and warehouse stores.

Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the years ended December 31, 2003 and 2002, the Company had net losses of $1,361,639 and $1,025,837, respectively. This increase in the loss is primarily due to a write-off of assets.

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

         Cash flows. Operating activities used cash of $262,000 and $210,000 for 2003 and 2002 respectively. The increase in the use of cash is due primarily to an increase in expenses.

         Investing activities have used cash of $19,000 and $23,000 for 2003 and 2002, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

         Financing activities provided cash of $279,000 and $236,000 for 2003 and 2002, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's  Name                Age      Office                       Term Expires

William J. Dupre                 50      COO/President                 Next annual shareholder meeting
D. Paul  Smith                   57      Exec  Vice-President/
                                         CFO/Secretary/
                                         Treasurer/Chairman            Next annual shareholder meeting
Daniel L. Warner                 31      Exec Vice-President-
                                         Business Development          Next annual shareholder meeting
Richard J. Trout                 47      Director                      Next annual shareholder meeting
William C. Bailey                69      Director                      Next annual shareholder meeting
Michael L. Mills                 41      Director                      Next annual shareholder meeting
C. Terry Warner                  67      Director                      Next annual shareholder meeting

         William J. Dupre, age 50, joined the Company as Chief Operating Officer and Executive Vice-President in November 2002. Mr. Dupre was appointed President and COO in December 2003. Mr. Dupre joins the Company with over fifteen years of proven executive level retail product development and in-store marketing experience including four years at Smart Media/SnapShopper, four years at VideOcart, and seven years at Information Resources (IRI). During his tenure at IRI, Mr. Dupre successfully developed and launched various retail and consumer products to market, negotiated participation in IRI's Qscan program in over 25,000 retail stores representing 70 of the top 100 grocery chains in the United States and contributed to the growth of chain specific consumer packaged goods manufacturer revenues. Mr. Dupre also has participated in venture capital fund raising at several start-up companies. Mr. Dupre will lead the Company in the execution of its strategic initiatives as it sets to deploy its proprietary in-store media known as Klever-Kart(R), which provides retailers and consumer goods companies one-on-one communications with shoppers by utilizing its LCD display mounted on the handle of shopping carts.

         D. Paul Smith, age 57, became Chairman of the Board in January 2001, and CFO, Vice- President, and Secretary in October 2001, and has served as director of the Company since November 2000. Mr. Smith has been an ongoing financial advisor to the Company for the past seven years and has played an active part in the development of the Company's business plan. Mr. Smith is Chief Financial Officer for the Arbinger Institute. On November 18, 2002, Mr. Smith resigned his position as Vice-President when William J. Dupre assumed the role of Executive Vice- President. Upon Mr. Dupre's appointment to President/COO in December 2003, Mr. Smith reassumed the role of Executive Vice-President, in addition to his other positions.

         Daniel L. Warner, age 31, joined the Company as Executive Vice-President of Business Development in February 2004. Mr. Warner comes to the Company with over seven years of experience in operations, strategy, and business development. Prior to joining the Company, Mr. Warner worked as Vice-President of Operations and Sales for PerfectPerfect.MD., an internet-based medical software firm, General Manager of Operations for Meyer & Leichty, a design and advertising firm, as well as Director of Business Development for Freeport.com, an internet-based permission marketing company. Mr. Warner also served as a strategy consultant for Monitor Company, working with clients such as Coca-Cola, Navistar, Union Bank of California, and several other Fortune 500 companies, covering a wide range of industries.

         Richard J. Trout, age 47, served as interim CFO of the Company from June 16, 2000 to October 1, 2001, and President from October 1, 2001 until December 3, 2003. Mr. Trout has served as a director since September 25, 2000. Mr. Trout came to the Company with a strong financial background working for Western Financial Bank in California as a Vice-President for 12 years, as well as a position at Olson Farms, Inc. as Executive Vice-President, CFO and director for approximately four years until late 2003.

         William C. Bailey, age 69, was elected as a director of the Company in June 1994. Mr. Bailey is President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies. Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association's President in 1978 and again in 1990. He received the industry's first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989. He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust. He is a lifetime member of the Board of Trustees for the Utah Symphony Opera, having served as Chairman from 1999-2002. He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah's Fine Art's Advisory Board. He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

         Michael L. Mills, age 41, was elected as a director of the Company in December 1998. Mr. Mills is President/CEO of Olson Holdings, Inc. (formerly known as Olson Farms, Inc.). Olson Holdings, Inc. is a diversified agricultural and real estate holding company with operations throughout the western United States, dealing primarily in the distribution of eggs, with headquarters in Riverside, California. Mr. Mills has been with that company since 1989. Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah summa cum laude in accounting and mathematics.

         C. Terry Warner, Ph.D., age 67, became a member of the Company's Board in September 2001. Mr. Warner is a longtime shareholder in the Company. Mr. Warner is the founder of The Arbinger Institute. He received his Ph.D. in philosophy from Yale University, and has been a senior member of Linacre College, Oxford University. He taught at the university level for over thirty years and has been Dean of the College of General Studies at Brigham Young University. Mr. Warner has served as a consultant and advisor to executives and managers of about fifty companies, and has served on boards in the steel, petrochemical, thrift, and health care industries.

Audit Committee

         As of December 31, 2003, the Company had one active board committee, the Audit and Compliance Committee. D. Paul Smith, Michael L. Mills and Richard
J. Trout are on this committee. The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10KSB and all audited financials.

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."



                         ITEM 10 EXECUTIVE COMPENSATION


Summary Compensation

         The following table set forth, for the last three fiscal years, the annual and long term compensation earned by, awarded to, or paid to the individuals who were chief executive officer and chief operations officer at any time during the last fiscal year.

                                                                                  Long Term Compensation
                                           Annual Compensation                  Awards            Payouts
                                          ---------------------                --------         -------------
                                                                                 ards                    ts
                                                                                ------                  ---
            (a)              (b)      (c)           (d)        (e)         (f)        (g)          (h)      (i)
           ----              ---      ---           ---        ---         ---        ---          ---      ---
                                                              Other                Securities
                            Year                             Annual     Restricted Underlying            All Other
                            Ended                            Compen-      Stock     Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation     Award(s)     SAR's       Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)         ($)       (no.)         ($)      ($)

-------------------------------------------------------------------------------------------------------------------

Corey A. Hamilton           2003            -             -          -          -             -         -         -
Former President/           2002            -             -          -          -             -         -         -
Former CEO                  2001    112,500    (1)        -          -          -       400,000(3)      -         -

Richard J. Trout            2003            -  (2)        -          -          -     1,027,616         -         -
Former President            2002            -             -          -          -       100,661(7)      -         -
                            2001            -  (2)        -          -          -       125,000(6)      -         -

D. Paul Smith               2003            -             -          -          -     1,168,333         -         -
Chairman/CFO/               2002            -             -          -          -       192,892(7)      -         -
Sec/Treasurer               2001            -  (5)        -          -          -       100,000(6)      -         -
Exec Vice-President

William J. Dupre            2003       50,000  (4)        -          -          -       400,000         -         -
President/COO               2002       12,500  (4)        -          -          -       400,000(8)      -         -
                            2001            -             -          -          -             -         -         -
                                            -             -          -          -             -         -         -

David D. Singer             2003            -  (9)        -          -          -             -         -         -
Interim CEO                 2002            -             -          -          -             -         -         -
                            2001            -             -          -          -             -         -         -

(1) Corey A. Hamilton resigned from the Company as President and CEO effective September 30, 2001.
(2) Richard J. Trout was named President in October 2001. Mr. Trout resigned as President on December 3, 2003.
(3) As of December 31, 2002, all stock options granted to Corey A. Hamilton have expired.
(4) William J. Dupre joined the Company in November 2002 as Chief Operating Officer and Executive Vice-President. Mr. Dupre's options vest quarterly with the initial vest beginning on day 1 of employment. On December 3, 2003, Mr. Dupre was named President of the Company.
(5) D. Paul Smith joined the Company in October 2001 as Chief Financial Officer, Vice-President, Corporate Secretary, and Treasurer. Mr. Smith resigned as Vice-President when William J. Dupre assumed that position in November 2002.
(6)      Options canceled on September 9, 2003.
(7)      100,000 options canceled on September 9, 2003.
(8) 200,000 options canceled on September 9, 2003, and 200,000 options authorized to convert to 200,000 shares of common stock. As of March 16, 2004, these 200,000 shares have not been issued.
(9) David D. Singer was named Interim CEO on December 8, 2003. Mr. Singer resigned this position on February 5, 2004. Mr. Singer took a total of $3,500 as an advance towards any future earned compensation.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year to the chief executive officer and chief financial officer of the Company.

           Name               Number of         % of Total       Exercise       Expiration        Potential Realizable
                              Securities          Option         Price ($)         Date             Value at assumed
                              Underlying        Granted to                                          annual rates of
                                Common          Employees                                             stock price
                                Stock                                                               appreciation for
                              Options                                                               option term ($)
                              Granted                                                               5%            10%
---------------------------------------------------------------------------------------------  ------------- -------------
Richard J. Trout                 272             .0001%           1.00          03/19/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
Richard J. Trout                 947             .0003%           1.00          04/28/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
Richard J. Trout                 1397            .0005%           1.00          07/18/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
Richard J. Trout               525,000           17.82%            .06          09/09/2007           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
Richard J. Trout               500,000           16.97%            .06          09/12/2007           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   8,333             .003%           1.00          02/21/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   25,000            .008%           1.00          03/31/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   12,500            .004%           1.00          07/18/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   8,333             .003%           1.00          08/18/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                   4,167             .001%           1.00          10/08/2006           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                  510,000           17.31%            .06          09/09/2007           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
D. Paul Smith                  600,000           20.37%            .06          09/12/2007           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------
William J. Dupre               400,000           13.58%            .06          09/09/2007           0             0
-------------------------- ----------------  --------------- --------------- ----------------  ------------- -------------

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

         The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year to the chief executive officer, chief financial officer, and directors of the Company.

                                                                                    At Fiscal Year End
         Name              Shares           Value              Number of Securities                Value of Unexercised in-
                        Acquired on        Realized           Underlying Unexercised              the-money options ($) (a)
                         exercise            ($)                      Options
                                                            Exercisable       Unexercisable        Exercisable       Unexercisable
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------
Richard J. Trout                   0                $0           1,027,616              -                  $0                  $0
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------
Michael L. Mills                   0                $0            512,000               -                  $0                  $0
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------
D. Paul Smith                      0                $0           1,168,333              -                  $0                  $0
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------
William C. Bailey                  0                $0            520,000               -                  $0                  $0
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------
C. Terry Warner                    0                $0            552,167               -                  $0                  $0
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------
William J. Dupre                   0                $0            200,000            200,000               $0                  $0
-------------------- ------------------ -------------- ----------------- -------------------- ----------------- --------------------

(a) Based on the closing price of the Company's Common Stock on March 26, 2004 at $.14 per share

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 45,587,919 votes as of March 26, 2004, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                                                  # of
Name and Address                     Nature of                           Shares
of Beneficial Owners                 Ownership                         Owned                   Percent
Directors

Principal Shareholders

Paul G. Begum                            Direct (2)                       3,158,807
P.O. Box 58045                           Preferred Shares (2)                159,426
Salt Lake City, UT 84158                 Options/Warrants                    237,000
                                                                          ----------
                                            Total                         3,555,233                7.76%
                                                                          =========              =======

Olson Foundation                         Direct (1)                       2,835,130
2220 Eastridge Ave                       Preferred Shares (1)             4,982,065
Suite B                                  Options/Warrants (1)                735,722
Riverside, CA 92507                      Convertible Debt (1)             9,384,260
                                                                        -----------
                                            Total                       17,937,177                32.20%
                                                                        ==========               =======

C. Terry Warner                          Direct (3)                       2,526,574
1278 Locust Lane                         Options (3)                         661,335
Provo, UT 84604                          Convertible Debt (3)                  10,597
                                                                         ------------
                                            Total                         3,198,506                6.91%
                                                                         ==========              =======

Presidio Investments LLC                 Direct (4)                       1,266,708
3200 North Central Ave                   Preferred Shares (4)                438,422
Suite 1560                               Options/Warrants (4)                  84,510
Phoenix, AZ 85012                        Convertible Debt (1)(4)          8,521,821
                                                                          ---------
                                            Total                       10,311,461                19.03%
                                                                        ==========               =======

Olson Legacy Trust                       Direct (4)                       1,266,708
3200 North Central Ave                   Preferred Shares (4)                438,422
Suite 1560                               Options/Warrants (1)(4)               84,510
Phoenix, AZ 85012                        Convertible Debt (4)             8,521,821
                                                                          ---------
                                            Total                       10,311,461                19.03%
                                                                        ==========               =======

Olson Holdings                           Direct (1)                          759,765
2220 Eastridge Ave.                      Preferred Shares (1)             3,786,370
Suite B                                  Options/Warrants (1)                    3,060
                                                                          ------------
Riverside, CA 92507                         Total                          4,549,195               9.98%
                                                                          ==========             =======

Seabury Investors III                    Preferred Shares                 5,095,161
540 Madison Avenue                       Warrants                            412,936
New York, NY 10022                       Convertible Debt (5)             1,427,618
                                                                          ---------
                                            Total                         6,935,715               14.62%
                                                                          =========              =======

Primavera                                Direct                           3,252,771                7.14%
                                                                                                 =======
1278 Locust Lane
Provo, UT 84604

Arbinger                                 Direct                           3,490,756
Gateway Park Tower                       Options/Warrants                      97,176
563 W 500 S                              Convertible Debt                      42,386
                                                                          -----------
Suite 200                                   Total                          3,630,318               7.94%
                                                                          ==========             =======
Woods Cross, UT 84010


William Bailey                           Direct                           3,244,914
3889 E. Brockbank Dr.                    Options/Warrants                    520,000
                                                                          ----------
Salt Lake City, UT 84124                    Total                         3,764,914                8.17%
                                                                          =========              =======


D. Paul Smith                            Direct (6)                       1,041,301
747 W. Sheringham Ct.                    Options/Warrants (6)             1,309,813
Farmington, UT 84025                     Convertible Debt (6)                  13,188
                                                                          -----------
                                            Total                         2,364,302                5.04%
                                                                          =========              =======

Directors and Executive Officers

William Bailey                           Direct                           3,244,914
3889 E. Brockbank Dr.                    Options/Warrants                    520,000
                                                                          ----------
Salt Lake City, UT 84124                    Total                         3,764,914                8.17%
                                                                          =========              =======

C. Terry Warner                          Direct (3)                       2,526,574
1278 Locust Lane                         Options (3)                         661,335
Provo, UT 84604                          Convertible Debt (3)                  10,597
                                                                         ------------
                                            Total                         3,198,506                6.91%
                                                                         ==========              =======

D. Paul Smith                            Direct (6)                       1,041,301
747 W. Sheringham Ct.                    Options/Warrants (6)             1,309,813
Farmington, UT 84025                     Convertible Debt (6)                  13,188
                                                                          -----------
                                            Total                         2,364,302                5.04%
                                                                          =========              =======



All Executive Officers and
Directors as a Group (7
persons)                                 Direct                           5,703,622
                                         Options/Warrants                 3,670,091
                                         Convertible Debt                      13,188
                                                                          -----------
                                            Total                         9,386,901              20.27%
                                                                          =========              ======

(1) Michael Mills is president of Olson Holdings, Inc., executor of the Estate of Peter Dean Olson, trustee of the Olson Foundation, he has voting and investment control but disclaims any pecuniary interest. For The Olson Foundation, Mr. Mills is one of four trustees and does not have voting or investment power because of a majority-vote rule relation to the Foundation. The Olson ownership includes 759,765 Shares held by Olson Holdings, 1,123,603 Shares held by the Olson Foundation, 928,580 Shares held by the Estate of Peter D. Olson, and 23,182 Shares held by Mr. Mills. The Olson ownership also includes Preferred Stock that, as of March 26, 2004, would convert 4,982,065 votes held by Presidio (438,421 votes), Olson Holdings (3,786,370 votes) and Olson Foundation (757,274 votes). Ownership includes an option covering 3,060 Shares held by Olson Holdings, warrants covering 136,152 Shares held by Olson Foundation, options covering 84,510 Shares held by Olson Legacy Trust, and options covering 512,000 Shares held by Mr. Mills. Convertible debt held by Olson Foundation and affiliates in the amount of 9,384,260 shares may also be converted as of March 26, 2004 into 862,439 Shares held by Olson Foundation and 8,521,821 shares held by Presidio.

(2) Mr. Begum's ownership includes 31,834 Shares held in a brokerage account and 77,142 shares held privately by Mr. Begum; 115,878 shares which are held in a brokerage account and 2,427,089 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer and principal shareholder; 94,914 shares which are in a brokerage account, and 411,950 shares held by PSF, Inc., a private company of which Mr. Begum is President and principal shareholder. Mr. Begum's ownership also includes Class A Convertible Preferred Shares that would convert to 159,426 Shares as of March 26, 2004.

(3) Mr. Warner's ownership includes 12,500 Shares held by C. Terry Warner; 1,626,385 Shares held by Primavera, Ltd., a limited partnership of which Mr. Warner is a passive member owning one (1) percent and Susan Warner, his spouse, who owns forty-nine (49) percent; 15,000 shares by Susan Warner, his spouse and 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Warner is a director and twenty-five (25) percent shareholder; options covering 661,335 shares and convertible debt held by Mr. Warner that may be converted into 10,597 shares as of March 26, 2004.

(4) Presidio Investments, of which William J. Howard is the single member, and Olson Legacy Trust, of which William J. Howard is the sole trustee, ownership includes 94,858 Shares held by Presidio Investments LLC.; 438,422 Shares should the Class A Convertible Preferred Shares held by Presidio Investments LLC. be converted as of March 26, 2004; Olson Legacy

         Trust, of which William J. Howard is the sole trustee, option covering 84,510 Shares; and 1,171,850 common shares held by Olson Legacy Trust, of which William J. Howard is the sole trustee. In addition to the total Presidio and Olson Legacy Trust ownership, convertible debt held by Presidio Investments may be converted into 8,521,821 Shares as of March 26, 2004.

(5) In addition to the total Seabury ownership, convertible debt held by Seabury Investors III, Limited Partnership could be converted into 1,427,618 Shares as of March 26, 2004.

(6) Mr. Smith's ownership includes 168,612 shares held by D. Paul Smith; 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Smith is a director, officer and twenty-five (25) percent shareholder; options covering 1,309,813 shares and convertible debt held by Mr. Smith that may be converted into 13,188 shares as of March 26, 2004.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Olson Holdings, Inc. loans to the Company

         Olson Holdings, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. As of December 31, 2003, the loan is in default and continues to accrue interest at an annual rate of 10%. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior).

         Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

Olson Foundation loans to the Company

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. As of December 31, 2003, the loan is in default and continues to accrue interest at an annual rate of 15%. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. As of December 31, 2003, the loan is in default and continues to accrue interest at an annual rate of 15%. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

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

Presidio Investments, LLC loan to the Company

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. As of December 31, 2003, the loan is in default and continues to accrue interest at an annual rate of 10%.

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

Director Loan to the Company

         On October 20, 1998, the Company borrowed $150,000 from William C. Bailey at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999. On September 11, 2003, the remaining loan balance of $100,000 and accrued interest of $50,006 were converted to 3,000,113 shares of common stock valued at $.05 per share.

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

The Seabury Group Loan to the Company

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. As of December 31, 2003, the loan is in default and continues to accrue interest at an annual rate of 15%. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. As of December 31, 2003, the loan is in default and continues to accrue interest at an annual rate of 15%. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

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

         The loans listed below were made to the Company by The Arbinger Institute after September 11, 2003. In conjunction with these notes, The Arbinger Institute received stock options as shown in the table below.

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    Date       Principal    Interest Rate     Maturity Date       Shares          Price
------------ ---------------------------------------------------------------------------------
  09/12/03      $10,040.00      8.00%            09/12/05             16,733      $1.00
  09/17/03         $471.73      8.00%            09/17/05                786      $1.00
  09/25/03       $4,500.00      8.00%            09/25/05              7,500      $1.00
  09/26/03          $80.95      8.00%            09/26/05                135      $1.00
  10/01/03          $79.00      8.00%            10/01/05                132      $1.00
  11/01/03          $79.00      8.00%            11/01/05                132      $1.00
  11/26/03      $10,000.00      8.00%            11/26/05             16,667      $1.00
  12/02/03          $79.00      8.00%            12/02/05                132      $1.00
  12/15/03      $13,000.00      8.00%            12/15/05             21,667      $1.00
  12/24/03       $2,750.00      8.00%            12/24/05              4,583      $1.00
             -------------                                    --------------
   Total        $41,079.68                                            68,467
             =============                                    ==============

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of March 16, 2004, the stock has not been issued due to administrative reasons.

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

Director and Officer Loans to the Company

         The loans listed below were made to the Company by D. Paul Smith, a member of the Board of Directors:

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    Date       Principal     Interest Rate    Maturity Date       Shares          Price
------------ ------------- ---------------    -------------   --------------  -------------
  12/31/02      $25,000.00       8.00%           12/31/04         41,667          $1.00
  02/21/03       $5,000.00       8.00%           02/21/05         8,333           $1.00
  03/31/03      $15,000.00       8.00%           03/31/05         25,000          $1.00
  04/10/02      $15,000.00       8.00%           04/10/03         25,000          $1.00
  08/30/02         $370.23       8.00%           08/30/04          617            $1.00
  11/01/02         $364.82       8.00%           11/01/04          608            $1.00
  11/04/02      $15,000.00       8.00%           11/04/04         25,000          $1.00
  07/18/03       $7,500.00       8.00%           07/18/05         12,500          $1.00
  08/18/03       $5,000.00       8.00%           08/18/05         8,333           $1.00
             -------------                                    --------------
   Total        $88,235.05                                       147,058
             =============                                    ==============

         On September 11, 2003, the outstanding loan $88,235 and accrued interest of $5,215 were converted to 1,868,997 shares of common stock valued at $.05 per share.

         On October 8, 2003, Mr. Smith loaned the Company $2,500. This note is payable within two years plus interest at 8% per annum. In conjunction with the note, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date.

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

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. During 2003, the Company paid $27,899 towards these liabilities. The total amount of these liabilities remaining at December 31, 2003 is $38,035.

         In February 2004, the remaining liabilities $38,035 due to Mr. Begum were settled in exchange for 152,142 shares of the Company's free-trading common stock valued at $.25 per share.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. Financial Statements                                                     Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1
Balance Sheets
  December 31, 2003, and 2002................................................F-2
Statements of Loss
  For the Years Ended December 31, 2003, and 2002............................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2003, and 2002............................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2003, and 2002...........................F-25
Notes to Financial Statements
  December 31, 2003, and 2002...............................................F-27

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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997. (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29,
                2001
         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001. (4) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2002. (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19,
                2002.

     (b) Reports Filed on Form 8-K

         On December 3, 2003, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure. The 8-K reported that without authorization the Stock Alert Notification Report was faxed to a select group of recipients that included false information about the Company.

         On December 3, 2003, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing the appointment of William J. Dupre as the Company's President, replacing Richard J. Trout. The 8-K also announced that D. Paul Smith would assume the additional role of Executive Vice President.

         On December 8, 2003, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing the termination of the acquisition of S&C Medical.

         On December 8, 2003, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing the appointment of David D. Singer as Interim Chief Executive Officer.

         On January 30, 2004, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing a Strategic Alliance and Joint Development Agreement with Fujitsu Transaction Solutions, Inc.

         On February 4, 2004, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing the issuance of a press release announcing an agreement with Fujitsu Transaction Solutions, Inc.

         On February 5, 2004, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing the resignation of David D. Singer as the Company's Interim Chief Executive Officer, and the appointment of Danny Warner as Chief Operating Officer.

                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

           Service                                     2003                   2002
------------------------------                  ------------------     ------------------
Audit Fees                                      $           23,364     $           16,500
Audit-Related Fees                                               -                      -
Tax Fees                                                       287                    250
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $           23,651     $           16,750
                                                ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KLEVER MARKETING, INC.

Dated: April 16, 2004                       By  /S/     William J. Dupre
                                            ------------------------------------
                                            William J. Dupre
                                            President, COO
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of April 2004.

Signatures                                  Title

/S/     William J. Dupre
----------------------------------
William J. Dupre                            President, COO
                                           (Principal Executive Officer)


/S/     D. Paul Smith
----------------------------------
D.                                          Paul     Smith      C.F.O.,
                                            Secretary,       Treasurer,
                                            Chairman   and    Executive
                                            Vice-President   (Principal
                                            Financial Officer)

/S/     Michael L. Mills
----------------------------------
Michael L. Mills                            Director


/S/     C. Terry Warner
----------------------------------
C. Terry Warner                             Director


/S/     Richard J. Trout
----------------------------------
Richard J. Trout                            Director

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)

                                       -:-

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                                TABLE OF CONTENTS

                                                                                                              Page

Independent Auditor's Report....................................................................................F-1

Balance Sheets
   December 31, 2003 and 2002...................................................................................F-2

Statements of Operations
   For the Years Ended December 31, 2003 and 2002
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2003.........................................................................................F-4

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2003 .....................................F-5

Statements of Cash Flows
   For the Years Ended December 31, 2003 and 2002
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2003........................................................................................F-25

Notes to the Financial Statements
   December 31, 2003 and 2002..................................................................................F-27

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

         We have audited the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the years ended December 31, 2003, and the cumulative period from July 5, 1996 (inception of development stage) to December 31, 2003, and the statement of stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co
                                                    Certified Public Accountants
Salt Lake City, Utah
April 12, 2004

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                  BALANCE SHEET




                                                                                          December 31,
                                                                             --------------------------------------
ASSETS                                                                              2003                2002
------
                                                                             ------------------  ------------------
Current Assets
     Cash                                                                    $            1,916  $            3,424
     Prepaid Expense                                                                      2,512                   -
                                                                             ------------------  ------------------
          Total Current Assets                                                            4,428               3,424
                                                                             ------------------  ------------------
Fixed Assets
     Office Equipment                                                                   105,727             148,067
     Phase 2 Equipment                                                                        -              57,750
     Less Accumulated Depreciation                                                      (98,913)           (120,105)
                                                                             ------------------  ------------------
          Net Fixed Assets                                                                6,814              85,712
                                                                             ------------------  ------------------
Other Assets
     Patents                                                                          2,358,342           2,339,006
     Less Accumulated Amortization                                                   (2,137,679)         (1,915,172)
                                                                             ------------------  ------------------
          Net Other Assets                                                              220,663             423,834
                                                                             ------------------  ------------------

          Total Assets                                                       $          231,905  $          512,970
                                                                             ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)

                                                                                          December 31,
                                                                             --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2003                2002
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          446,855  $          435,928
     Accrued Liabilities                                                              1,247,524             878,142
     Related Party Payables                                                           2,172,880           2,476,298
     Notes Payable                                                                       45,000              75,000
     Short-term Notes Payable                                                               458               2,207
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   3,912,717           3,867,575
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding December 31, 2003
          and December 31, 2002                                                           1,684               1,684
     Common Stock (Par Value $.01), 20,000,000 shares
          authorized 33,410,364 shares issued and outstanding
          at December 31, 2003 and 12,370,578 shares issued
          and outstanding at December 31, 2002                                          334,104             123,706
     Common Stock to be issued, 1,395,657 shares at
          December 31, 2003 and 768,917 shares at
          December 31, 2002                                                              13,957               7,689
     Treasury Stock, 1,000 shares at December 31, 2003
          and December 31, 2002                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          12,934,463          12,100,583
     Shareholder Receivable                                                             (15,000)                  -
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (13,615,235)        (12,253,482)
                                                                             ------------------  ------------------
          Total Stockholders' Equity                                                 (3,680,812)         (3,354,605)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $          231,905  $          512,970
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                   July 5, 1996
                                                                   For the Year Ended              Inception of
                                                                      December 31,                  Development
                                                        --------------------------------------
                                                               2003                2002               Stage
                                                        ------------------  ------------------  ------------------

Revenue                                                 $                -  $                -  $          256,000
                                                        ------------------  ------------------  ------------------

Expenses
  Sales and marketing                                                    -                   -             117,546
  General and administrative                                       849,098             627,287           8,253,605
  Research and development                                               -                   -           4,459,891
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                849,098             627,287          12,831,042
                                                        ------------------  ------------------  ------------------

Other income (expense)
  Interest income                                                        -                 100              18,902
  Interest expense                                                (291,599)           (394,452)         (1,015,596)
  Loss on disposal of assets                                      (220,956)             (4,098)           (234,191)
  Capital gain on sale of investments                                    -                   -             191,492
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                 (512,555)           (398,450)         (1,039,393)
                                                        ------------------  ------------------  ------------------

Income (Loss) Before Taxes                                      (1,361,653)         (1,025,737)        (13,614,435)

Income Taxes                                                           100                 100                 800
                                                        ------------------  ------------------  ------------------

Net Income (Loss) After Taxes                           $       (1,361,753) $       (1,025,837) $      (13,615,235)
                                                        ==================  ==================  ==================

Weighted Average Shares
  Outstanding                                                   19,420,052          12,563,951
                                                        ==================  ==================

Loss Per Share                                          $           (0.07)  $           (0.08)
                                                        ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
Balance December 31, 1995 ....      247,100    $     2,471     12,210,949    $   122,109    $      --     $      --     $74,022,028
January 1996 shares issued
   in connection with merger .     (247,100)        (2,471)    (3,784,905)       (37,849)          --           5,059   (70,257,358)
January 1996 shares issued
   to individuals for cash at
   $2.50 - 3.00  per share ...         --             --            3,500             35           --            --           7,965
March 1996 shares issued
   to an individual and a
   company for cash at
   $2.00 - 3.00 per share ....         --             --           21,240            212           --            --          43,267
April 1996 shares issued to
   individuals for cash at
   $0.50 - 2.04 per share ....         --             --           63,000            630           --            --          73,370
May 1996 shares issued to
   individuals for cash at
   $3.00 per share ...........         --             --            9,000             90           --            --          26,910
May 1996 shares issued to
   individuals for legal
   services at $3.00 per share         --             --            1,463             15           --            --           4,374
June 1996 shares issued to a
   company in exercise of an
   option at $1.00 per share .         --             --          100,000          1,000           --            --          99,000

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------

Balance December 31, 1995 ....  $(103,351,248) $       --
January 1996 shares issued
   in connection with merger .    100,017,463          --
January 1996 shares issued
   to individuals for cash at
   $2.50 - 3.00  per share ...          --             --
March 1996 shares issued
   to an individual and a
   company for cash at
   $2.00 - 3.00 per share ....          --             --
April 1996 shares issued to
   individuals for cash at
   $0.50 - 2.04 per share ....          --             --
May 1996 shares issued to
   individuals for cash at
   $3.00 per share ...........          --             --
May 1996 shares issued to
   individuals for legal
   services at $3.00 per share          --             --
June 1996 shares issued to a
   company in exercise of an
   option at $1.00 per share .          --             --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
June 1996 shares issued to a
   related company for cash at
   $1.25 per share ...........          --            --          30,000           300          --            --          37,200
June 1996 shares issued to an
   individual for cash at $3.00
   per share .................          --            --           5,000            50          --            --          14,950
November 15, 1996 shares
   issued to individuals for
   cash at $1.29-2.59 per share         --            --          40,569           406          --            --          67,094
November 27, 1996 shares
   issued to officer for cash at
   $2.94 per share ...........          --            --           2,891            29          --            --           8,470
December 13, 1996 shares
   issued to individuals for
   cash and receivables at
   $1.00-3.00 per share ......          --            --         107,624         1,076          --            --         187,132
December 13, 1996 shares
   issued to a company for
   services at $1.25 per share          --            --          14,282           143          --            --          17,710

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
June 1996 shares issued to a
   related company for cash at
   $1.25 per share ...........          --            --
June 1996 shares issued to an
   individual for cash at $3.0
   per share .................          --            --
November 15, 1996 shares
   issued to individuals for
   cash at $1.29-2.59 per shar          --            --
November 27, 1996 shares
   issued to officer for cash
   $2.94 per share ...........          --            --
December 13, 1996 shares
   issued to individuals for
   cash and receivables at
   $1.00-3.00 per share ......          --            --
December 13, 1996 shares
   issued to a company for
   services at $1.25 per share          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
December 19, 1996 shares
   issued to individual in
   exercise of option at
   $1.25 per share ...........          --            --          30,000           300          --            --          37,200
December 19, 1996 shares
   issued to individual for
   cash at $1.25 per share ...          --            --          30,000           300          --            --          37,200
December 31, 1996 shares
   issued to individual for
   receivable at $1.00-3.00
   per share .................          --            --            --            --            --             407       101,543
December 31, 1996 shares
   issued to officer and
   employee for patents ......          --            --            --            --            --           2,250       130,500

Net Loss .....................          --            --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance December 31, 1996 ....          --            --       8,884,613        88,846          --           7,716     4,658,555

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
December 19, 1996 shares
   issued to individual in
   exercise of option at
   $1.25 per share ...........          --             --
December 19, 1996 shares
   issued to individual for
   cash at $1.25 per share ...          --             --
December 31, 1996 shares
   issued to individual for
   receivable at $1.00-3.00
   per share .................          --             --
December 31, 1996 shares
   issued to officer and
   employee for patents ......          --             --

Net Loss .....................          --         (831,814)
                                 -----------    -----------

Balance December 31, 1996 ....    (3,333,785)      (831,814)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
January 1997 shares issued
   to individuals for cash at
   par .......................          --            --               1          --            --            --             --
January 1997 shares issued
   to an officer as payment on
   loan at $1.82 per share ...          --            --           6,000            60          --            --           10,843
February 1997 shares issued
   to officers for patent ....          --            --         260,813         2,608          --          (2,250)         1,892
February 1997 shares issued
   to individuals for cash at
   $1.00-1.25 per share ......          --            --          58,979           590          --            (282)        37,941
February 1997 shares issued
   to officers for payment on
   loan at $0.08 per share ...          --            --         190,000         1,900          --            --           12,350
April 1997 shares issued to
   individuals for cash at
   $3.00 per share ...........          --            --          20,795           208          --             (50)        44,842
May 1997 shares issued to an
   individual and an officer for
   cash at $1.75-3.00 per share         --            --          64,375           644          --            --          118,263

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
January 1997 shares issued
   to individuals for cash at
   par .......................          --            --
January 1997 shares issued
   to an officer as payment on
   loan at $1.82 per share ...          --            --
February 1997 shares issued
   to officers for patent ....          --            --
February 1997 shares issued
   to individuals for cash at
   $1.00-1.25 per share ......          --            --
February 1997 shares issued
   to officers for payment on
   loan at $0.08 per share ...          --            --
April 1997 shares issued to
   individuals for cash at
   $3.00 per share ...........          --            --
May 1997 shares issued to an
   individual and an officer f
   cash at $1.75-3.00 per shar          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
May 1997 shares issued to
   individuals for services at
   $2.59 per share ...........          --            --             732             7          --            --            1,888
June 1997 shares issued to
   individuals for cash at
   $1.75-3.00 per share ......          --            --          15,000           150          --             100         70,000
July 1997 shares issued to
   employees and individuals
   for cash and receivables at
   $1.75-2.00 per share ......          --            --          58,286           583          --            (100)        85,267
August 1997 shares issued
   to individuals for cash at
   $2.75-3.00 per share ......          --            --          10,000           100          --            --           27,900
October 1997 shares issued to
   an individual for cash at
   $3.00 per share ...........          --            --           4,000            40          --            --           11,960
October 1997 shares issued to
   VideOcart creditors .......          --            --          97,610           976          --            (976)          --
November 1997 shares issued
   to individuals for services
   at $0.95 per share ........          --            --           1,666            17          --            --            1,558

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
May 1997 shares issued to
   individuals for services at
   $2.59 per share ...........          --            --
June 1997 shares issued to
   individuals for cash at
   $1.75-3.00 per share ......          --            --
July 1997 shares issued to
   employees and individuals
   for cash and receivables at
   $1.75-2.00 per share ......          --            --
August 1997 shares issued
   to individuals for cash at
   $2.75-3.00 per share ......          --            --
October 1997 shares issued to
   an individual for cash at
   $3.00 per share ...........          --            --
October 1997 shares issued to
   VideOcart creditors .......          --            --
November 1997 shares issued
   to individuals for services
   at $0.95 per share ........          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
December 1997 shares issued
   to individual for cash at
   $1.50-2.00 per share ......          --            --          55,000           550          --             281       139,070
December 1997 shares issued
   to officers for loan payment
   at $0.86-1.02 per share ...          --            --          53,444           534          --            --          51,094
December 1997 shares issued
   to a company for services
   at $0.50 per share ........          --            --           8,000            80          --            --           3,945
December 1997 shares issued
   to a company for research
   and development at par ....          --            --            --            --            --             464          --
December 1997 shares issued
   for employee compensation
   at $2.50 per share ........          --            --           6,000            60          --            --          14,940

Net Loss .....................          --            --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance December 31, 1997 ....          --            --       9,795,314        97,953          --           4,903     5,292,308

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
December 1997 shares issued
   to individual for cash at
   $1.50-2.00 per share ......          --             --
December 1997 shares issued
   to officers for loan paymen
   at $0.86-1.02 per share ...          --             --
December 1997 shares issued
   to a company for services
   at $0.50 per share ........          --             --
December 1997 shares issued
   to a company for research
   and development at par ....          --             --
December 1997 shares issued
   for employee compensation
   at $2.50 per share ........          --             --

Net Loss .....................          --         (755,594)
                                 -----------    -----------

Balance December 31, 1997 ....    (3,333,785)    (1,587,408)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
January 1998 shares issued to
   individuals for cash at
   $1.50 per share ...........          --            --          86,666           867          --            (100)       114,232
January 1998 shares issued
   for 1,500 shares of Avtel
   stock at $3.00 per share ..          --            --           4,125            41          --            --           12,334
January 1998 shares issued to
   companies for services at
   $2.82-7.80 per share ......          --            --           2,930            29          --            --           13,848
February 1998 shares issued
   to company for research
   and development contract ..          --            --          46,366           464          --            (464)          --
February 1998 shares issued
   to individual for cash at
   $2.50 per share ...........          --            --         100,000         1,000          --            --          249,000
April 1998 shares issued to
   employee for compensation
   at $2.63 per share ........          --            --           1,426            14          --            --            3,736
April 1998 shares issued to
   company for legal services
   at $3.00 per share ........          --            --           1,620            16          --            --            4,844

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
January 1998 shares issued to
   individuals for cash at
   $1.50 per share ...........          --            --
January 1998 shares issued
   for 1,500 shares of Avtel
   stock at $3.00 per share ..          --            --
January 1998 shares issued to
   companies for services at
   $2.82-7.80 per share ......          --            --
February 1998 shares issued
   to company for research
   and development contract ..          --            --
February 1998 shares issued
   to individual for cash at
   $2.50 per share ...........          --            --
April 1998 shares issued to
   employee for compensation
   at $2.63 per share ........          --            --
April 1998 shares issued to
   company for legal services
   at $3.00 per share ........          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
June 1998 shares issued to
   individual for consulting
   services at $2.79 per share          --            --           3,763            38          --            --          10,462
June 1998 reduction of stock
   price on employee's stock .          --            --            --            --            --            --          (1,250)
July 1998 shares issued to
   officer for patent purchase
   at $2.94 per share ........          --            --         150,000         1,500          --             250       512,313
July 1998 shares issued for
   accounts receivable at
   $1.50 per share ...........          --            --          25,000           250          --            --          37,250
July 1998 shares issued to
   employee for compensation
   at $3.06 per share ........          --            --           1,225            12          --            --           3,736
July 1998 shares issued to
   individuals for cash at
   $2.50-3.00 per share ......          --            --          33,000           330          --            --          89,670
September 1998 shares
   issued to company for
   accounts receivable .......          --            --          86,937           870          --            --         136,396

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
June 1998 shares issued to
   individual for consulting
   services at $2.79 per share          --            --
June 1998 reduction of stock
   price on employee's stock .          --            --
July 1998 shares issued to
   officer for patent purchase
   at $2.94 per share ........          --            --
July 1998 shares issued for
   accounts receivable at
   $1.50 per share ...........          --            --
July 1998 shares issued to
   employee for compensation
   at $3.06 per share ........          --            --
July 1998 shares issued to
   individuals for cash at
   $2.50-3.00 per share ......          --            --
September 1998 shares
   issued to company for
   accounts receivable .......          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
September 1998 shares
   issued to individuals for
   cash at $2.00-2.25 per share         --            --          30,900           309          --            --          62,341
September 1998 shares
   issued to individual for
   consulting services at
   $3.00 per share ...........          --            --           3,818            38          --            --          11,416
September 1998 shares
   issued to individuals for
   accounts receivable at
   $2.00 per share ...........          --            --           7,500            75          --            --          14,925
October 1998 shares issued
   to individuals for cash at
   $2.00 per share ...........          --            --           1,000            10          --            --           1,990
October 1998 shares issued to
   employees for accounts
   receivable $2.12 per share           --            --          10,000           100          --            --          21,100
October 1998 shares issued to
   company for legal services
   at $2.00 per share ........          --            --           1,517            15          --            --           3,020

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
September 1998 shares
   issued to individuals for
   cash at $2.00-2.25 per shar          --            --
September 1998 shares
   issued to individual for
   consulting services at
   $3.00 per share ...........          --            --
September 1998 shares
   issued to individuals for
   accounts receivable at
   $2.00 per share ...........          --            --
October 1998 shares issued
   to individuals for cash at
   $2.00 per share ...........          --            --
October 1998 shares issued to
   employees for accounts
   receivable $2.12 per share           --            --
October 1998 shares issued to
   company for legal services
   at $2.00 per share ........          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
December 1998 shares
   returned at $1.58 per share          --            --         (42,493)          (425)          --            --         (66,667)
December 1998 shares issued
   to individuals for cash at
   $2.25 per share ...........          --            --          42,493            425           --            --          95,183
December 1998 shares issued
   for employee compensation
   at $2.19 per share ........          --            --           1,712             17           --            --           3,732

Net Loss .....................          --            --            --             --             --            --            --
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------

Balance December 31, 1998 ....          --            --      10,394,819        103,948           --           4,589     6,625,919

January 1999 shares returned
   at $0.67-1.58 per share ...          --            --         (62,489)          (624)          --            --        (107,047)
January & February 1999
   shares issued to individuals
   for cash at $2.00 per share          --            --         112,500          1,125           --            --         223,875
January & February 1999
   shares issued to individuals
   for cash at $2.25 per share          --            --         224,444          2,244           --            --         502,755

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
December 1998 shares
   returned at $1.58 per share          --             --
December 1998 shares issued
   to individuals for cash at
   $2.25 per share ...........          --             --
December 1998 shares issued
   for employee compensation
   at $2.19 per share ........          --             --

Net Loss .....................          --       (1,496,926)
                                 -----------    -----------

Balance December 31, 1998 ....    (3,333,785)    (3,084,334)

January 1999 shares returned
   at $0.67-1.58 per share ...          --             --
January & February 1999
   shares issued to individual
   for cash at $2.00 per share          --             --
January & February 1999
   shares issued to individual
   for cash at $2.25 per share          --             --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
January 1999 shares issued
   for employee compensation
   at $2.34 per share ........          --            --           1,328            13          --            --           3,094
April & June 1999 shares
   issued to individuals for
   cash at $2.25-2.50 per share         --            --          40,689           407          --            --          91,344
April 1999 shares issued to
   employee for compensation
   at $1.95 per share ........          --            --           1,667            17          --            --           3,093
June 1999 shares issued for
   exercise of option at $0.86
   per share .................          --            --         231,834         2,318          --            --         197,059
July 1999 shares issued to
   individuals for cash at
   $2.25 per share ...........          --            --          72,500           725          --            --         162,400
July & August 1999 shares
   issued to individuals for
   cash at $2.50 per share ...          --            --          78,500           785          --            --         195,465
July 1999 shares issued to
   employee for cash at
   $1.96 per share ...........          --            --           1,285            13          --            --           2,506

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
January 1999 shares issued
   for employee compensation
   at $2.34 per share ........          --            --
April & June 1999 shares
   issued to individuals for
   cash at $2.25-2.50 per shar          --            --
April 1999 shares issued to
   employee for compensation
   at $1.95 per share ........          --            --
June 1999 shares issued for
   exercise of option at $0.86
   per share .................          --            --
July 1999 shares issued to
   individuals for cash at
   $2.25 per share ...........          --            --
July & August 1999 shares
   issued to individuals for
   cash at $2.50 per share ...          --            --
July 1999 shares issued to
   employee for cash at
   $1.96 per share ...........          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
August 1999 shares issued to
   individuals for cash at
   $3.00 per share ...........          --            --           5,607            56          --            --          16,764
September 1999 shares
   issued to individual for
   exercise of option at
   $0.52 per share ...........          --            --           6,437            64          --            --           3,283
September 1999 shares
   issued to individual for
   cash at $2.75 per share ...          --            --           6,000            60          --            --          16,440
October & November 1999
   shares issued to individuals
   for cash at $2.75 per share          --            --         160,000         1,600          --            --         438,400

Net Loss .....................          --            --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance December 31, 1999 ....          --            --      11,275,121       112,751          --           4,589     8,375,350

January 2000 shares issued to
   company for cash at
   $2.75 per share ...........          --            --          27,273           273          --            --          74,727

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
August 1999 shares issued to
   individuals for cash at
   $3.00 per share ...........          --             --
September 1999 shares
   issued to individual for
   exercise of option at
   $0.52 per share ...........          --             --
September 1999 shares
   issued to individual for
   cash at $2.75 per share ...          --             --
October & November 1999
   shares issued to individual
   for cash at $2.75 per share          --             --

Net Loss .....................          --       (1,734,623)
                                 -----------    -----------

Balance December 31, 1999 ....    (3,333,785)    (4,818,957)

January 2000 shares issued to
   company for cash at
   $2.75 per share ...........          --             --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
February 2000 shares issued
   for employee compensation
   at $3.99 per share ........          --            --          74,608            746           --            --         296,939
February 2000 exercise of
   stock option for cash and
   note receivable at $0.86
   per share .................          --            --         579,585          5,796           --            --         492,646
February 2000 shares issued
   to individual for cash at
   $1.07 per share ...........          --            --          28,979            290           --            --          30,718
February 2000 shares
   canceled and converted to
   preferred shares at $2.75
   per share .................          --            --        (100,000)        (1,000)          --            --        (274,000)
January & February 2000
   shares issued to companies
   for cash at $26 per share .         5,769            57          --             --             --            --         149,943
February 2000 shares
   converted from common
   shares at $26 per share ...        10,576           106          --             --             --            --         274,894

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
February 2000 shares issued
   for employee compensation
   at $3.99 per share ........          --            --
February 2000 exercise of
   stock option for cash and
   note receivable at $0.86
   per share .................          --            --
February 2000 shares issued
   to individual for cash at
   $1.07 per share ...........          --            --
February 2000 shares
   canceled and converted to
   preferred shares at $2.75
   per share .................          --            --
January & February 2000
   shares issued to companies
   for cash at $26 per share .          --            --
February 2000 shares
   converted from common
   shares at $26 per share ...          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
February 2000 conversion of
   note payable to preferred
   shares at $26 per share ...         9,615            96          --            --            --            --         249,904
February 2000 shares issued
   to company for cash at
   $26 per share .............        21,285           213          --            --            --            --         553,162
March 2000 shares issued to
   company for accounts
   payable at $3.00 per share           --            --           2,603            26          --            --           7,783
March 2000 shares issued to
   individual for cash at $2.75
   per share .................          --            --          10,909           109          --            --          29,891
April 2000 exercise of stock
   option by individual for
   cash at $1.07 per share ...          --            --          18,193           182          --            --          19,285
April 2000 shares issued to
   company for cash at $2.50
   per share .................          --            --          40,312           403          --            --         100,377
May 2000 shares issued to
   company for cash at $2.75
   per share .................          --            --          54,546           546          --            --         149,455

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
February 2000 conversion of
   note payable to preferred
   shares at $26 per share ...          --            --
February 2000 shares issued
   to company for cash at
   $26 per share .............          --            --
March 2000 shares issued to
   company for accounts
   payable at $3.00 per share           --            --
March 2000 shares issued to
   individual for cash at $2.7
   per share .................          --            --
April 2000 exercise of stock
   option by individual for
   cash at $1.07 per share ...          --            --
April 2000 shares issued to
   company for cash at $2.50
   per share .................          --            --
May 2000 shares issued to
   company for cash at $2.75
   per share .................          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
May 2000 shares issued to
   companies for accounts
   payable at $2.75 per share           --            --           6,885            69          --            --           18,866
May 2000 paid-in capital
   from treasury stock
   transaction ...............          --            --            --            --            --            --            5,980
May 2000 shares issued to
   individual that were paid
   for in 1997 ...............          --            --          23,334           233          --            (233)          --
May 2000 shares issued to
   company for cash at $26
   per share .................         5,769            58          --            --            --            --          149,942
July 2000 shares issued to
   individuals for cash at
   $1.07 per share ...........          --            --          68,744           687          --            --           72,869
July 2000 paid-in capital
   from treasury stock
   transaction ...............          --            --            --            --            --            --           10,200
September 2000 stock issued
   to company for cash at
   $17 per share .............        41,177           412          --            --            --            --          699,588

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
May 2000 shares issued to
   companies for accounts
   payable at $2.75 per share           --            --
May 2000 paid-in capital
   from treasury stock
   transaction ...............          --            --
May 2000 shares issued to
   individual that were paid
   for in 1997 ...............          --            --
May 2000 shares issued to
   company for cash at $26
   per share .................          --            --
July 2000 shares issued to
   individuals for cash at
   $1.07 per share ...........          --            --
July 2000 paid-in capital
   from treasury stock
   transaction ...............          --            --
September 2000 stock issued
   to company for cash at
   $17 per share .............          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
November & December 2000
   shares issued to individuals
   for cash at $1.50-1.56 per
   share .....................          --            --          48,979            490           --            --          74,717
December 2000 shares issued
   to individual for legal
   services at $0.89 per share          --            --           2,697             27           --            --           2,373
December 2000 shares
   returned at $1.73-2.12
   per share .................          --            --         (10,000)          (100)          --            --         (19,150)

Net Loss .....................          --            --            --             --             --            --            --
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------

Balance December 31, 2000 ....        94,191           942    12,152,768        121,528           --           4,356    11,546,459

January 2001 shares issued
   for payment of note payable
   at $6.60 per share ........        37,879           379          --             --             --            --         249,621
January 2001 shares canceled
   for nonpayment ............          --            --          (4,694)           (47)          --            --          (9,903)

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
November & December 2000
   shares issued to individual
   for cash at $1.50-1.56 per
   share .....................          --             --
December 2000 shares issued
   to individual for legal
   services at $0.89 per share          --             --
December 2000 shares
   returned at $1.73-2.12
   per share .................          --             --

Net Loss .....................          --       (4,066,283)
                                 -----------    -----------

Balance December 31, 2000 ....    (3,333,785)    (8,885,240)

January 2001 shares issued
   for payment of note payable
   at $6.60 per share ........          --             --
January 2001 shares canceled
   for nonpayment ............          --             --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
March 2001 shares issued for
   payment of note payable at
   $6.60 per share ...........         6,061            60          --            --            --            --          39,940
March 2001 shares issued for
   research and development
   expenses at $1.00 per share          --            --          15,000           150          --            --          14,850
May 2001 shares issued to
   company for cash at $6.60
   per share .................        30,303           303          --            --            --            --         199,697
June 2001 shares issued to
   company for cash at $0.82
   per share .................          --            --           1,219            12          --            --             988
August 2001 shares issued to
   company for cash at $0.82
   per share .................          --            --           3,466            35          --            --           2,807
August 2001 shares issued
   for general and
   administrative expenses at
   $0.66 per share ...........          --            --         507,048         5,070          --            --         329,581

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
March 2001 shares issued for
   payment of note payable at
   $6.60 per share ...........          --            --
March 2001 shares issued for
   research and development
   expenses at $1.00 per share          --            --
May 2001 shares issued to
   company for cash at $6.60
   per share .................          --            --
June 2001 shares issued to
   company for cash at $0.82
   per share .................          --            --
August 2001 shares issued to
   company for cash at $0.82
   per share .................          --            --
August 2001 shares issued
   for general and
   administrative expenses at
   $0.66 per share ...........          --            --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
September 2001 shares
   returned to Company for
   accounts receivable of
$                       98,375          --            --            --             --           (1,000)          --         (97,375)

Net Loss .....................          --            --            --             --             --             --            --
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance December 31, 2001 ....       168,434         1,684    12,674,807        126,748         (1,000)         4,356    12,276,665

August 2002 shares canceled
   for services not rendered .          --            --        (304,229)        (3,042)          --             --        (197,749)
November 2002 cash
   received for shares that
   have not yet been issued ..          --            --            --             --             --            3,333        21,667

Net Loss .....................          --            --            --             --             --             --            --
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance December 31, 2002 ....       168,434         1,684    12,370,578        123,706         (1,000)         7,689    12,100,583

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
September 2001 shares
   returned to Company for
   accounts receivable of
   $98,375                              --             --

Net Loss .....................          --       (2,342,405)
                                 -----------    -----------

Balance December 31, 2001 ....    (3,333,785)   (11,227,645)

August 2002 shares canceled
   for services not rendered .          --             --
November 2002 cash
   received for shares that
   have not yet been issued ..          --             --

Net Loss .....................          --       (1,025,837)
                                 -----------    -----------

Balance December 31, 2002 ....    (3,333,785)   (12,253,482)

                                     F - 22

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
April 2003 shares issued for
   cash at $.075 per share ...          --            --         333,333         3,333          --          (3,333)          --
April 2003 shares issued for
   cash at $.075 per share ...          --            --         866,667         8,667          --            --           56,333
September 2003 shares
   issued for S&C Medical
   at $.05 per share .........          --            --       3,000,000        30,000          --            --          120,000
September 2003 shares
   issued for notes payable
  at $.04-.05 per share ......          --            --      11,259,786       112,598          --            --          446,642
September 2003 shares
   issued for accounts payable
   at $.01-.10 per share .....          --            --       4,200,000        42,000          --            --           96,000
September 2003 shares
   authorized for expenses at
   $.03 per share - not issued          --            --            --            --            --           9,545         19,090
September 2003 shares
   issued for cash at $.05-.20
   per share .................          --            --       1,370,000        13,700          --            --           92,300

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
April 2003 shares issued for
   cash at $.075 per share ...          --            --
April 2003 shares issued for
   cash at $.075 per share ...          --            --
September 2003 shares
   issued for S&C Medical
   at $.05 per share .........          --            --
September 2003 shares
   issued for notes payable
  at $.04-.05 per share ......          --            --
September 2003 shares
   issued for accounts payable
   at $.01-.10 per share .....          --            --
September 2003 shares
   authorized for expenses at
   $.03 per share - not issued          --            --
September 2003 shares
   issued for cash at $.05-.20
   per share .................          --            --

                                      F - 23

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                            Common       Paid in
                                                                                                             Stock       Capital in
                                       Preferred Stock               Common Stock             Treasury       to be       Excess of
                                --------------------------    --------------------------
                                      Shares      Amount         Shares         Amount          Stock        Issued      Par Value
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------
November 2003 shares
   issued for cash at $.25
   per share .................          --            --          10,000           100          --             --           2,400
December 2003 shares
   authorized for payment of
   accounts payable at $.21
   per share - not issued ....          --            --            --            --            --               56         1,115

Net Loss .....................          --            --            --            --            --             --            --
                                 -----------   -----------   -----------   -----------   -----------    -----------   -----------

Balance December 31, 2003 ....       168,434   $     1,684    33,410,364   $   334,104   $    (1,000)   $    13,957   $12,934,463
                                 ===========   ===========   ===========   ===========   ===========    ===========   ===========

                                                Deficit
                                              Accumulated
                                                 From
                                              July 5, 1996
                                              Inception of
                                  Retained     Development
                                  Deficit         Stage
                                -----------    -----------
November 2003 shares
   issued for cash at $.25
   per share .................          --             --
December 2003 shares
   authorized for payment of
   accounts payable at $.21
   per share - not issued ....          --             --

Net Loss .....................          --       (1,361,753)
                                 -----------    -----------

Balance December 31, 2003 ....   $(3,333,785)  $(13,615,235)
                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Year ended                Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (1,361,753) $       (1,025,837) $      (13,615,235)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                     28,635                   -             900,115
     Stock issued for research and development                            -                   -              15,000
     Stock returned for services not rendered                             -            (200,790)           (200,790)
     Write-off of assets                                            220,956                   -             747,674
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                               95,416                   -             119,701
     Stock issued for accounts payable                              146,970                   -             172,123
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                  230,448             239,245           1,718,069
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -               7,964              37,694
     (Increase) decrease in other assets & prepaids                  (2,512)            226,272             111,726
     Increase (decrease) in accounts payable                         10,927              14,983             361,151
     Increase (decrease) in accrued liabilities                     369,383             528,228           1,205,875
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (261,530)           (209,935)         (8,615,063)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -              13,038            (590,129)
Acquisition of patents                                              (19,336)            (35,626)           (266,385)
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                               (19,336)            (22,588)           (844,139)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Year ended                Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                       173,500              25,000           6,281,427
Proceeds from loans                                                 150,506             228,634           3,452,814
Shareholder Receivables                                             (15,000)                  -             (15,000)
Principal payments on lease obligations                              (1,749)             (8,867)            (18,769)
Cash payments on related party payables                             (27,899)             (8,820)           (264,028)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           279,358             235,947           9,436,444
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                (1,508)              3,424             (22,758)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,424                   -              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           1,916  $            3,424  $            1,916
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -   $               -   $               -
Income Taxes                                              $             100  $              100  $              800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
o During August 2002, 304,229 shares of common stock were canceled for services that were never rendered.
o During September 2003, 3,000,000 shares of common stock were issued to acquire 80% of S&C Medical. The Company is in the process of cancelling these shares.
o During September 2003, 11,259,786 shares of common stock were issued for notes payable. o During September 2003, 4,200,000 shares of common stock were issued for accounts payable.
o During September 2003, 954,502 shares of common stock were authorized to be issued for general and administrative expenses.
o During December 2003, 5,571 shares of common stock were issued for accounts payable.

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $1,362,000 for the year ended December 31, 2003 and losses of approximately $1,026,000 for the year ended December 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                                     Per-Share
                                                                 Loss               Shares             Amount

                                                                      For the year ended December 31, 2003
Basic Loss per Share
Loss available to common shareholders                     $      (1,361,753)         19,420,052  $           (0.07)
                                                          =================  ==================  ==================


                                                                      For the year ended December 31, 2002
Basic Loss per Share
Loss available to common shareholders                     $      (1,025,837)         12,563,951  $           (0.08)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2003 and 2002 are not presented as it would be anti-dilutive.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

NOTE 3 - INCOME TAXES

         The Company has accumulated tax losses estimated at $17,000,000 expiring in years 2007 through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 4 - LEASE COMMITMENT

         The Company currently leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,042 per month.

         The Company has also entered into lease agreements for the rental of computer equipment. These lease expires in May 2004. The total monthly lease payments due on the above leases is approximately $90.

         During 2000, the Company entered into a financing agreement for the purchase of a laser printer. The payments on this agreement are $312 per month for a term of 36 months. During 2002, the remainder of the obligation on the laser printer was paid.

         In August 2000, the Company entered into a lease agreement for the rental of a postage meter. The lease expires in August 2006. The monthly lease payments due on the above lease is approximately $110.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 4 - LEASE COMMITMENT (continued)

         The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2004                                             $        1,770
         2005                                                      1,320
         2006                                                        880
         2007                                                          -
         2008                                                          -
                                                          --------------
         Total minimum future lease payments              $        3,970
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

         During the years ended December 31, 2003 and 2002, the Company expended $0 and $0, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

Olson Holdings, Inc. loans to the Company

         Olson Holdings, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior).

         Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

Director Loan to the Company

         On October 20, 1998, the Company borrowed $150,000 from William C. Bailey at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999. On September 11, 2003, the remaining loan balance of $100,000 and accrued interest of $50,006 were converted to 3,000,113 shares of common stock valued at $.05 per share.

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

The Seabury Group Loan to the Company

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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
             =============                                    ==============

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         On September 11, 2003, the outstanding loan of $73,717 and accrued interest of $7,137 were converted to 1,617,074 shares of common stock valued at $.05 per share.

         The loans listed below were made to the Company by The Arbinger Institute after September 11, 2003.

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    Date       Principal    Interest Rate     Maturity Date       Shares          Price
------------ ---------------------------------------------------------------------------------
  09/12/03      $10,040.00      8.00%            09/12/05             16,733      $1.00
  09/17/03         $471.73      8.00%            09/17/05                786      $1.00
  09/25/03       $4,500.00      8.00%            09/25/05              7,500      $1.00
  09/26/03          $80.95      8.00%            09/26/05                135      $1.00
  10/01/03          $79.00      8.00%            10/01/05                132      $1.00
  11/01/03          $79.00      8.00%            11/01/05                132      $1.00
  11/26/03      $10,000.00      8.00%            11/26/05             16,667      $1.00
  12/02/03          $79.00      8.00%            12/02/05                132      $1.00
  12/15/03      $13,000.00      8.00%            12/15/05             21,667      $1.00
  12/24/03       $2,750.00      8.00%            12/24/05              4,583      $1.00
             -------------                                    --------------
   Total        $41,079.68                                            68,467
             =============                                    ==============

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of March 16, 2004, the stock has not been issued due to administrative reasons.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

         On October 8, 2003, Mr. Smith loaned the Company $2,500. This note is payable within two years plus interest at 8% per annum. In conjunction with the note, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date.

Paul G. Begum

         On February 1, 2000, an accrued liability owed to Paul G. Begum in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company's common shares. As of July 31, 2001, the total balance on the note receivable was $98,375. On July 31, 2001, the Company forgave the remaining amount owed on the receivable in exchange for 100,000 shares of common stock that were returned to the Company.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. During 2003, the Company paid $27,899 towards these liabilities. The total amount of these liabilities remaining at December 31, 2003 is $38,035.

         In February 2004, the remaining liabilities $38,035 due to Mr. Begum were settled in exchange for 152,142 shares of the Company's free-trading common stock valued at $.25 per share.

NOTE 7- STOCK OPTIONS

         The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the "Plan"). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. On August 18, 2003, the Company registered its "Amended Stock Incentive Plan of Klever Marketing, Inc." on Form S-8.

         As of December 31, 2003, 5,204,249 options had been granted under the Plan, and another 1,878,380 options had been granted outside of the Plan. Compensation expense charged to operations in 2003 and 2002 is $0 and $0. The following is a summary of transactions:

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        4,047,005           2,124,392
Granted during the year                                                               5,057,126           2,215,113
Canceled during the year                                                             (2,021,502)           (292,500)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $3.00 per share)                                                 7,082,629           4,047,005
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $3.00 per share)                                                 6,882,629  3,213,672
                                                                             ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

NOTE 9 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgement. The Company has filed an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2003 and 2002.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of December 31, 2003.

         A Confession of Judgement Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. This amount has been included in accounts payable as of December 31, 2003.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

         On September 11, 2003, the Company authorized issuance of 954,502 shares of common stock for payment of expenses of $28,635. As of December 31, 2003 these shares have not been issued.

         On September 25, 2003, the Company issued 1,000,000 shares of common stock valued at $.10 per share for $100,000 of accounts payable.

         On October 10, 2003, the Company received $56,000 for 1,120,000 shares of common stock.

         On October 22, 2003, the Company received $50,000 for 250,000 shares of common stock.

         On November 12, 2003, the Company received $2,500 for 10,000 shares of common stock.

         On December 29, 2003, the Company authorized issuance of 5,571 shares of common stock for payment of $1,170 in accounts payable. As of December 31, 2003, these shares have not been issued.

NOTE 11 - PURCHASE AGREEMENT

         On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company agreed to issue 3,000,000 restricted shares of the Company's common voting stock to acquire the S&C shares. The Company also sent S&C $15,000 in cash. As of December 31, 2003, the Company cancelled the agreement. The 3,000,000 shares have not yet been returned to the Company. The Company is in the process of cancelling these shares. The $15,000 has been recorded as a shareholder receivable.