Form 10QSB
period 2004-03-31
KLEVER MARKETING INC
filed 2004-05-17
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    ---------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 34,211,718


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                                  March 31,         December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $              287  $           1,916
  Prepaid Expense                                                                          4,750              2,512
  Other Receivables                                                                        4,580                  -
                                                                              ------------------  -----------------

     Total Current Assets                                                                  9,617              4,428
                                                                              ------------------  -----------------

Fixed Assets
  Office Equipment                                                                       105,028            105,727
  Less Accumulated Depreciation                                                          (99,416)           (98,913)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                      5,612              6,814
                                                                              ------------------  -----------------

Other Assets
  Patents                                                                              2,360,365          2,358,342
  Less Accumulated Amortization                                                       (2,193,356)        (2,137,679)
                                                                              ------------------  -----------------

     Net Other Assets                                                                    167,009            220,663
                                                                              ------------------  -----------------

     Total Assets                                                             $          182,238  $         231,905
                                                                              ==================  =================

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                 March 31,          December 31,
                                                                            -------------------  ------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                                   $           474,216  $          446,855
  Accrued Liabilities                                                                 1,404,068           1,247,524
  Related Party Payables                                                              2,124,685           2,172,880
  Notes Payable                                                                          45,000              45,000
  Short-term Notes Payable                                                                  458                 458
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        4,048,427           3,912,717
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued
    and outstanding at March 31, 2004 and December 31, 2003                               1,684               1,684
  Common Stock (Par Value $.01),
    50,000,000 shares authorized. 34,211,718 shares issued
    and outstanding at March 31, 2004 and 33,410,364 at
    December 31, 2003                                                                   342,117             334,104
  Common Stock to be issued, 1,395,657 shares at
    March 31, 2004 and December 31, 2003                                                 16,243              13,957
  Treasury Stock, 1,000 shares at March 31, 2004 and
    December 31, 2003                                                                    (1,000)             (1,000)
  Paid in Capital in Excess of Par Value                                             13,084,182          12,934,463
  Shareholder Receivable                                                                (15,000)            (15,000)
  Retained Deficit                                                                   (3,333,785)         (3,333,785)
  Deficit Accumulated During Development Stage                                      (13,960,630)        (13,615,235)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (3,866,189)         (3,680,812)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $           182,238  $          231,905
                                                                            ===================  ==================



                             See accompanying notes.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                        Cumulative
                                                                                                                          From
                                                                                                                       July 5, 1996
                                                                                    For the Three Months               Inception of
                                                                                        Ended March 31,                 Development
                                                                               --------------------------------
                                                                                   2004                2003                Stage
                                                                               ------------        ------------        ------------
Revenue                                                                        $       --          $       --          $    256,000
                                                                               ------------        ------------        ------------

Expenses
  Sales and Marketing                                                                  --                  --               117,546
  General and Administrative                                                        234,384             172,895           8,487,989
  Research and Development                                                           17,105                --             4,476,996
                                                                               ------------        ------------        ------------
     Total Expenses                                                                 251,489             172,895          13,082,531
                                                                               ------------        ------------        ------------

Other Income (Expense)
  Interest Income                                                                      --                  --                18,902
  Interest Expense                                                                  (94,106)            (86,259)         (1,109,702)
  Gain (Loss) on sale of assets                                                         200                --              (233,991)
  Capital gain on sale of investments                                                  --                  --               191,492
                                                                               ------------        ------------        ------------
     Total Other Income (Expense)                                                   (93,906)            (86,259)         (1,133,299)
                                                                               ------------        ------------        ------------

Loss Before Taxes                                                                  (345,395)           (259,154)        (13,959,830)

Income Taxes                                                                           --                  --                   800
                                                                               ------------        ------------        ------------

Net Loss After Taxes                                                           $   (345,395)       $   (259,154)       $(13,960,630)
                                                                               ============        ============        ============

Loss per Common Share                                                          $      (0.01)       $      (0.02)
                                                                               ============        ============

                             See accompanying notes.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (345,395) $         (259,154) $      (13,960,630)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Stock issued for general and administrative                          52,000                   -             952,115
Stock issued for research and development                                 -                   -              15,000
Stock returned for services not rendered                                  -                   -            (200,790)
Write-off of assets                                                       -                   -             747,674
Compensation expense from stock options                                   -                   -              26,247
Stock issued for interest expense                                         -                   -             119,701
Stock issued for accounts payable                                    18,275                   -             190,398
Deferred income                                                           -                   -            (214,000)
Depreciation and amortization                                        56,180              58,021           1,774,249
(Increase) decrease in accounts receivable                                -                   -                (413)
(Increase) decrease in shareholder receivable                             -                   -              37,694
(Increase) decrease in other assets & prepaids                       (6,818)                  -             104,908
Increase (decrease) in accounts payable                              27,361              (7,516)            388,512
Increase (decrease) in accrued liabilities                          157,192             137,197           1,363,067
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                               (41,205)            (71,452)         (8,656,268)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                      699                   -            (589,430)
Acquisition of patents                                               (2,023)             (3,746)           (268,408)
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------

Net cash used by investing activities                                (1,324)             (3,746)           (845,463)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from capital stock                               $          50,000  $           65,000  $        6,331,427
Proceeds from shareholder loans                                       1,900              22,430           3,454,714
Principal payments on lease obligations                                   -                (564)            (18,769)
Loan Receivable                                                           -                   -             (15,000)
Cash payments on notes payable                                      (11,000)                  -            (275,028)
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing  Activities                           40,900              86,866           9,477,344
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        (1,629)             11,668             (24,387)
Cash and Cash Equivalents at
   Beginning of the Period                                            1,916               3,424              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $             287  $           15,092  $              287
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $                - $                -  $                -
Income Taxes                                              $                - $                -  $              800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------









                             See accompanying notes.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The unaudited financial statements as of March 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $345,000 for the three months ended March 31, 2004 and losses of approximately $259,000 for the three months ended March 31, 2003, and net losses of approximately $17,000,000 since the inception. The Company also has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Organization and Basis of Presentation

         The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the Development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. Since July 5, 1996

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

the Company has been in the development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                  For the three months ended March 31, 2004
Basic Loss per Share
Loss available to common shareholders                     $        (345,395)         33,753,597  $           (0.01)
                                                          =================  ==================  ==================


                                                                  For the three months ended March 31, 2003
Basic Loss per Share
Loss available to common shareholders                     $        (259,154)         12,970,578  $           (0.02)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2004 and 2003 are not presented as it would be anti- dilutive.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

NOTE 3 - INCOME TAXES

         The Company has accumulated tax losses estimated at $17,000,000 expiring in years 2007 through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

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
                                                          ==============

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         During the three months ended March 31, 2004 and 2003, the Company expended $17,105 and $0, respectively for research and development of the technology involved with its patents.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

                                                                  Common
                                                                   Stock
                                Annual                           Option #     Option Strike
    Date       Principal    Interest Rate     Maturity Date       Shares          Price
------------ ---------------------------------------------------------------------------------
  09/12/03      $10,040.00      8.00%            09/12/05             16,733      $1.00
  09/17/03         $471.73      8.00%            09/17/05                786      $1.00
  09/25/03       $4,500.00      8.00%            09/25/05              7,500      $1.00
  09/26/03          $80.95      8.00%            09/26/05                135      $1.00
  11/26/03      $10,000.00      8.00%            11/26/05             16,667      $1.00
  12/15/03      $13,000.00      8.00%            12/15/05             21,667      $1.00
  12/24/03       $2,750.00      8.00%            12/24/05              4,583      $1.00
             -------------                                    --------------
   Total        $40,842.68                                            68,071
             =============                                    ==============

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,835 plus accrued interest of $199. These loans were converted to common stock on September 11, 2003. As of March 16, 2004, the stock has not been issued due to administrative reasons.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

         As of March 31, 2004, 5,124,250 options had been granted under the Plan, and another 1,878,511 options had been granted outside of the Plan. Compensation expense charged to operations in 2004 and 2003 is $0 and $0. The following is a summary of transactions:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7- STOCK OPTIONS (continued)

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                                 March 31,          December 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        7,082,629           4,047,005
Granted during the year                                                                 200,132           5,057,126
Canceled during the year                                                               (280,000)         (2,021,502)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $2.77 per share)                                                 7,002,761           7,082,629
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $2.77 per share)                                                 6,902,761           6,882,629
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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

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

         A Confession of Judgement Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. This amount has been included in accounts payable as of December 31, 2003. On May 7, 2004, the Company paid $16,135.81 to settle this judgment.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - STOCK TRANSACTIONS

         On January 7, 2004, the Company issued 19,000 shares of common stock for payment of accounts payable of $3,800.

         On January 23, 2004, the Company issued 50,000 shares of common stock for $7,000 in cash.

         On January 27, 2004, the Company issued 7,046 shares of common stock for payment of accounts payable of $1,550.

         On February 2, 2004, the Company issued 6,739 shares of common stock for payment of accounts payable of $1,550.

         On February 6, 2004, the Company issued 200,000 shares of common stock for $28,000 in cash.

         On February 9, 2004, the Company issued 152,142 shares of common stock for settlement of shareholder payables of $38,036.

         On February 10, 2004, the Company issued 100,000 shares of common stock for $15,000 in cash.

         On February 19, 2004, the Company issued 24,435 shares of common stock for payment of accounts payable of $5,125.

         On February 20, 2004, the Company issued 200,000 shares of common stock for general and administrative expenses of $46,000.

         On February 27, 2004, the Company issued 20,588 shares of common stock for payment of accounts payable of $3,500.

         On March 17, 2004, the Company issued 7,619 shares of common stock for payment of accounts payable of $1,600.

         On March 25, 2004, the Company issued 8,214 shares of common stock for payment of accounts payable of $1,150.

NOTE 11 - PURCHASE AGREEMENT

         On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company agreed to issue 3,000,000 restricted shares of the Company's common voting stock to acquire the S&C shares. The Company also sent

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - PURCHASE AGREEMENT (continued)

S&C $15,000 in cash. As of December 31, 2003, the Company cancelled the agreement. The 3,000,000 shares have not yet been returned to the Company. The Company is in the process of cancelling these shares. The $15,000 has been recorded as a shareholder receivable.

NOTE 12 - SUBSEQUENT EVENTS

         On May 11, 2004, Media Cart, Inc. acquired from the Company a limited exclusive license to use the Company's patent portfolio for electronic display devices specific to Media Cart's product design. Under the license agreement, Media Cart paid the Company $200,000 and will pay ongoing royalties for all Media Cart products that utilize the Company's licensed technology.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

Cash flows. Operating activities used cash of $41,000 and $71,000 for the three months ended March 31, 2004 and 2003, respectively.

Investing activities used cash of $1,300 and $3,700 for the three months ended March 31, 2004 and 2003, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

Financing activities provided cash of $41,000 and $87,000 for the three months ended March 31, 2004 and 2003, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

         A Confession of Judgement Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. This amount has been included in accounts payable as of December 31, 2003. On May 7, 2004, the Company paid $16,135.81 to settle this judgment.

Item 2.  Changes in Securities

         On January 7, 2004, the Company issued 19,000 shares of common stock for payment of accounts payable of $3,800.

         On January 23, 2004, the Company issued 50,000 shares of common stock for $7,000 in cash.

         On January 27, 2004, the Company issued 7,046 shares of common stock for payment of accounts payable of $1,550.

         On February 2, 2004, the Company issued 6,739 shares of common stock for payment of accounts payable of $1,550.

         On February 6, 2004, the Company issued 200,000 shares of common stock for $28,000 in cash.

         On February 9, 2004, the Company issued 152,142 shares of common stock for settlement of shareholder payables of $38,036.

         On February 10, 2004, the Company issued 100,000 shares of common stock for $15,000 in cash.

         On February 19, 2004, the Company issued 24,435 shares of common stock for payment of accounts payable of $5,125.

         On February 20, 2004, the Company issued 200,000 shares of common stock for general and administrative expenses of $46,000.

         On February 27, 2004, the Company issued 20,588 shares of common stock for payment of accounts payable of $3,500.

         On March 17, 2004, the Company issued 7,619 shares of common stock for payment of accounts payable of $1,600.

         On March 25, 2004, the Company issued 8,214 shares of common stock for payment of accounts payable of $1,150.

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

         (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001.

         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001.

         (4) Incorporated herein by reference from Registrant's Form 10KSB, dated May 15, 2002.

         (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19, 2002.

(b) Reports on Form 8-K filed.

         No reports on Form 8-K were filed during the three months ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Klever Marketing, Inc.
                                  (Registrant)

DATE:      May 17, 2004


By: /s/ William J. Dupre
---------------------------------------
William J. Dupre
President & COO

By:  /s/ D. Paul Smith
---------------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman, Executive Vice-President