Form 10QSB
period 2004-06-30
KLEVER MARKETING INC
filed 2004-08-19
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE
ACT

For the transition period from __________ to __________

Commission file number 0-18834

Klever Marketing, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	36-3688583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

350 West 300 South, Suite 201, Salt Lake City, Utah 84101
(Address of principal executive offices)

(801) 322-1221
Issuer’s telephone number

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDING
DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2004     34,301,451

        Transitional Small Business Disclosure Format (check one). Yes     ; No   X

PART I

Item 1. Financial Statements

KLEVER MARKETING, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash	$5,778	$1,916
Prepaid Expense	1,650	2,512
Other Receivables	23,858	--

Total Current Assets	31,286	4,428

Fixed Assets
Office Equipment	105,028	105,727
Less Accumulated Depreciation	(100,577)	(98,913)

Net Fixed Assets	4,451	6,814

Other Assets
Patents	2,371,097	2,358,342
Less Accumulated Amortization	(2,249,302)	(2,137,679)

Net Other Assets	121,795	220,663

Total Assets	$157,532	$231,905

KLEVER MARKETING, INC.
(A Development Stage Company)
BALANCE SHEETS
(Continued)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable, Trade	$452,262	$446,855
Accrued Liabilities	1,550,565	1,247,524
Related Party Payables	2,125,935	2,172,880
Notes Payable	45,000	45,000
Short-term Notes Payable	458	458

Total Current Liabilities	4,174,220	3,912,717

Stockholders' Equity
Preferred stock (Par Value $.01),
2,000,000 shares authorized. 168,434 shares issued
and outstanding at June 30, 2004 and December 31, 2003	1,684	1,684
Common Stock (Par Value $.01),
50,000,000 shares authorized. 34,301,451 shares issued
and outstanding at June 30, 2004 and 33,410,364 at
December 31, 2003	343,014	334,104
Common Stock to be issued, 1,395,657 shares at
June 30, 2004 and December 31, 2003	16,243	13,957
Treasury Stock, 1,000 shares at June 30, 2004 and
December 31, 2003	(1,000)	(1,000)
Paid in Capital in Excess of Par Value	13,089,710	12,934,463
Shareholder Receivable	(15,000)	(15,000)
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,117,554)	(13,615,235)

Total Stockholders' Equity	(4,016,688)	(3,680,812)

Total Liabilities and Stockholders' Equity	$157,532	$231,905

See accompanying notes.

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative From July 5, 1996 Inception of Development
	2004	2003	2004	2003	Stage
Revenue	$--	$--	$--	$--	$256,000

Expenses
Sales and Marketing	--	--	--	--	117,546
General and Administrative	180,382	176,806	414,767	349,701	8,668,372
Research and Development	27,459	--	44,564	--	4,504,455

Total Expenses	207,841	176,806	459,331	349,701	13,290,373

Other Income (Expense)
Other Income	234,402	--	234,402	--	234,402
Interest Income	--	--	--	--	18,902
Interest Expense	(183,484)	(85,936)	(277,590)	(172,195)	(1,293,186)
Gain (Loss) on sale of assets	--	200	--	(233,991)
Capital gain on sale of investments	--	--	--	--	191,492

Total Other Income (Expense)	50,918	(85,936)	(42,988)	(172,195)	(1,082,381)

Loss Before Taxes	(156,923)	(262,742)	(502,319)	(521,896)	(14,116,754)
Income Taxes	--	--	--	--	800

Net Loss After Taxes	$(156,923)	$(262,742)	$(502,319)	$(521,896)	$(14,117,554)

Loss per Common Share	$--	$(0.02)	$(0.01)	$(0.04)

See accompanying notes.

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		Cumulative From July 5, 1996 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(502,319)	$(521,896)	$(14,117,554)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Stock issued for general and administrative	52,000	--	952,115
Stock issued for research and development	--	--	15,000
Stock returned for services not rendered	--	--	(200,790)
Write-off of assets	--	--	747,674
Compensation expense from stock options	--	--	26,247
Stock issued for interest expense	--	--	119,701
Stock issued for accounts payable	24,700	--	196,823
Deferred income	--	--	(214,000)
Depreciation and amortization	113,287	116,126	1,831,356
(Increase) decrease in accounts receivable	--	--	(413)
(Increase) decrease in shareholder receivable	--	--	37,694
(Increase) decrease in other assets & prepaids	(22,996)	--	88,730
Increase (decrease) in accounts payable	5,407	9,732	366,558
Increase (decrease) in accrued liabilities	304,465	277,981	1,510,340

Net cash used in operating activities	(25,456)	(118,057)	(8,640,519)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net	699	--	(589,430)
Acquisition of patents	(12,755)	(7,027)	(279,140)
Acquisition/Sale of stock, net	--	--	12,375

Net cash used by investing activities	(12,056)	(7,027)	(856,195)

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

	For the Six Months Ended June 30,		Cumulative From July 5, 1996 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from capital stock	$50,000	$65,000	$6,331,427
Proceeds from shareholder loans	2,374	57,973	3,455,188
Principal payments on lease obligations	--	(1,216)	(18,769)
Loan Receivable	--	--	(15,000)
Cash payments on notes payable	(11,000)	--	(275,028)

Net Cash Provided by Financing Activities	41,374	121,757	9,477,818

Net Increase (Decrease) in
Cash and Cash Equivalents	3,862	(3,327)	(18,896)
Cash and Cash Equivalents at
Beginning of the Period	1,916	3,424	24,674

Cash and Cash Equivalents at
End of the Period	$5,778	$97	$5,778

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest	$--	$--	$--
Income Taxes	$--	$--	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
NONE

See accompanying notes.

KLEVER MARKETING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

        The unaudited financial statements as of June 30, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $502,000 for the six months ended June 30, 2004 and losses of approximately $522,000 for the six months ended June 30, 2003, and net losses of approximately $17,000,000 since the inception. The Company also has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

        The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

        The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the Development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. Since July 5, 1996

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN (continued)

the Company has been in the development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

Nature of Business

        The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company is currently in the process of the commercialization of the patented process it has acquired.

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

	Loss	Shares	Per-Share Amount
	For the three months ended June 30, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders	$(156,923)	34,041,326	$--

For the three months ended June 30, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders	$(262,742)	12,717,245	$(0.02)

For the six months ended June 30, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders	$(502,319)	33,902,139	$(0.01)

For the six months ended June 30, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders	$(521,896)	12,542,954	$(0.04)

        Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and six months ended June 30, 2004 and 2003 are not presented as it would be anti-dilutive.

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

Fixed Assets

        Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2 — SUMMARY OF ACCOUNTING POLICIES (continued)

Computer equipment Office furniture and fixtures	3 years 5-10 years

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

NOTE 3 — INCOME TAXES

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

NOTE 4 — LEASE COMMITMENT

        The Company currently leases approximately 1,620 square feet of office space from Four Cabo’s Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,042 per month.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 4 — LEASE COMMITMENT (continued)

        The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,
2004	$1,770
2005	1,320
2006	880
2007	--
2008	--

Total minimum future lease payments	$3,970

NOTE 5 — RESEARCH AND DEVELOPMENT

        Research and development of the Klever-Kart System began with the sole purpose of reducing thefts of shopping carts. A voice-activated alarm system was envisioned. As time and technology progressed, the present embodiment of the Klever-Kart System evolved into a “product specific” point-of-purchase advertising system consisting of an easily readable electronic display that attaches to any shopping cart, a shelf mounted message sending unit that automatically sends featured products’ ad-message to the display and a host computer using proprietary software.

        During the six months ended June 30, 2004 and 2003, the Company expended $44,564 and $0, respectively for research and development of the technology involved with its patents.

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

DATE	Principal	Annual Interest Rate	Maturity Date	Common Stock Option # Shares	Option Strike Price
10/19/01	$10,000.00	8.00%	10/19/02	16,667	$1.00
12/31/01	$6,617.04	8.00%	12/31/02	11,028	$1.00
01/30/02	$15,000.00	8.00%	01/30/04	25,000	$1.00
02/18/02	$4,000.00	8.00%	02/18/03	6,667	$1.00
07/02/02	$7,700.00	8.00%	07/02/03	12,833	$1.00
08/30/02	$200.00	8.00%	08/30/04	333	$1.00
09/18/02	$8,500.00	8.00%	09/18/04	14,167	$1.00
11/19/02	$5,500.00	8.00%	11/19/04	9,167	$1.00
04/08/03	$1,200.00	8.00%	04/08/05	2,000	$1.00
07/30/03	$15,000.00	8.00%	07/30/05	25,000	$1.00

Total	$73,717.04			122,862

        On September 11, 2003, the outstanding loan of $73,717 and accrued interest of $7,137 were converted to 1,617,074 shares of common stock valued at $.05 per share.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

        The loans listed below were made to the Company by The Arbinger Institute after September 11, 2003.

DATE	Principal	Annual Interest Rate	Maturity Date	Common Stock Option # Shares	Option Strike Price
09/12/03	$10,040.00	8.00%	09/12/05	16,733	$1.00
09/17/03	$471.73	8.00%	09/17/05	786	$1.00
09/25/03	$4,500.00	8.00%	09/25/05	7,500	$1.00
09/26/03	$80.95	8.00%	09/26/05	135	$1.00
11/26/03	$10,000.00	8.00%	11/26/05	16,667	$1.00
12/15/03	$13,000.00	8.00%	12/15/05	21,667	$1.00
12/24/03	$2,750.00	8.00%	12/24/05	4,583	$1.00

Total	$40,842.68			68,071

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

Director and Officer Loans to the Company

        The loans listed below were made to the Company by D. Paul Smith, a member of the Board of Directors:

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

DATE	Principal	Annual Interest Rate	Maturity Date	Common Stock Option # Shares	Option Strike Price
12/31/02	$25,000.00	8.00%	12/31/04	41,667	$1.00
02/21/03	$5,000.00	8.00%	02/21/05	8,333	$1.00
03/31/03	$15,000.00	8.00%	03/31/05	25,000	$1.00
04/10/02	$15,000.00	8.00%	04/10/03	25,000	$1.00
08/30/02	$370.23	8.00%	08/30/04	617	$1.00
11/01/02	$364.82	8.00%	11/01/04	608	$1.00
11/04/02	$15,000.00	8.00%	11/04/04	25,000	$1.00
07/18/03	$7,500.00	8.00%	07/18/05	12,500	$1.00
08/18/03	$5,000.00	8.00%	08/18/05	8,333	$1.00

Total	$88,235.05			147,058

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

Paul G. Begum

        On February 1, 2000, an accrued liability owed to Paul G. Begum in the amount of $306,666.64 was converted to common shares by exercise of options for the purchase of 579,585 shares at $.86 per share and a note receivable in the amount of $191,776.46. The note is payable in thirty-six equal installments with interest at the rate of eight percent. The note is collateralized by 100,000 shares of the Company’s common shares. As of July 31, 2001, the total balance on the note receivable was $98,375. On July 31, 2001, the Company forgave the remaining amount owed on the receivable in exchange for 100,000 shares of common stock that were returned to the Company.

        During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. During 2003, the Company paid $27,899 towards these liabilities. The total amount of these liabilities remaining at December 31, 2003 is $38,035.

        In February 2004, the remaining liabilities $38,035 due to Mr. Begum were settled in exchange for 152,142 shares of the Company’s free-trading common stock valued at $.25 per share.

KLEVER MARKETING, INC.
(a Development Stage Company)
>NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 7- STOCK OPTIONS

        The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.

        As of June 30, 2004, 6,962,761 options were outstanding. Compensation expense charged to operations in 2004 and 2003 is $0 and $0. The following is a summary of transactions:

	Shares Under Option
	June 30, 2004	December 31, 2003
Outstanding, beginning of year	7,082,629	4,047,005
Granted during the year	200,132	5,057,126
Canceled during the year	(320,000)	(2,021,502)
Exercised during the year	--	--

Outstanding, end of year (at prices
ranging from $.01 to $2.77 per share)	6,962,761	7,082,629

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $2.77 per share)	6,862,761	6,882,629

NOTE 8 — PREFERRED STOCK

        On February 7, 2000 the Board of Directors authorized and established “Class A Voting Preferred Stock” (“Class A Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consisted of 1,000,000, 125,000 shares thereof were designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares.

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

NOTE 8 — PREFERRED STOCK (continued)

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

        On September 24, 2000 the Board of Directors authorized and established “Class B Voting Preferred Stock” (“Class B Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consisted of 250,000, 125,000 shares thereof were designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares.

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

NOTE 8 — PREFERRED STOCK (continued)

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

        On January 2, 2001 the Board of Directors authorized and established “Class C Voting Preferred Stock” (“Class C Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class C Shares consisted of 500,000, 125,000 shares thereof were designated as Series 1 shares and 125,000 shares thereof were designated as Series 2 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class C voting preferred stock to 150,000 shares.

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

NOTE 8 — PREFERRED STOCK (continued)

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

        On May 20, 2002, the Board of Directors authorized and established “Class D Voting Preferred Stock” (“Class D Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class D Shares consist of 500,000 shares thereof are designated as “Class D Voting Preferred Stock” (the “Class D Shares”).

        Class D Shares are convertible into Common Stock at an initial conversion price of $1.05 (subject to adjustment).

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8 — PREFERRED STOCK (continued)

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

NOTE 9 — LITIGATION

        On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 — LITIGATION (continued)

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

NOTE 10 — STOCK TRANSACTIONS

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 10 — STOCK TRANSACTIONS (continued)

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

        On May 5, 2004, the Company issued 14,375 shares of common stock for payment of accounts payable of $1,150.

        On May 17, 2004, the Company issued 55,358 shares of common stock for payment of accounts payable of $3,875.

        On June 14, 2004, the Company issued 20,000 shares of common stock for payment of accounts payable of $1,400.

NOTE 11 — PURCHASE AGREEMENT

        On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company agreed to issue 3,000,000 restricted shares of the Company’s common voting stock to acquire the S&C shares. The Company also sent S&C $15,000 in cash. As of December 31, 2003, the Company cancelled the agreement. The 3,000,000 shares have not yet been returned to the Company. The Company is in the process of cancelling these shares. The $15,000 has been recorded as a shareholder receivable.

NOTE 12 — LICENSE AGREEMENT

        On May 11, 2004, Media Cart, Inc. acquired from the Company a limited exclusive license to use the Company’s patent portfolio for electronic display devices specific to Media Cart’s product design. Under the license agreement, Media Cart paid the Company $200,000 and will pay ongoing royalties for all Media Cart products that utilize the Company’s licensed technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operation — The Company has no current operations. The Company’s plan of operations is subject to obtaining financing. The Company’s goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis-redemption and mal-redemption); (ii) the establishment of targeted Internet-type content to enhance customer loyalty; (iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart System’s application to other retailers including superstores, discount stores, toy stores and warehouse stores.

Business Development, Next 12 Months

As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to obtain sufficient financing to permit the Company to commence active business operations. Absent obtaining such financing, the Company’s plan is to continue to obtain sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such operation’s financing. Currently, the Company has sufficient liquid assets to permit current restricted operations to continue for one month. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of such period.

In the event such operational funding is obtained, then the Company has plans during the next twelve months to work jointly with Fujitsu Transactions Solutions to: 1) develop and implement electronic couponing, and the Klever-Kard enhancement to existing frequent shopping programs; 2) install two beta stores; 3) begin production of the next generation Klever-Kart with full color display, audio, video, and scanning capabilities; 4) commence general installations; and 5) expand the Klever-Kart System’s orientation to other store formats including superstores, discount stores, toy stores, do-it-yourself stores and warehouse stores.

Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

Liquidity and Capital Resources — The Company requires working capital principally to fund its current research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow limited additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

Cash flows. Operating activities used cash of approximately $25,000 and $118,000 for the six months ended June 30, 2004 and 2003, respectively.

Investing activities used cash of approximately $12,000 and $7,000 for the six months ended June 30, 2004 and 2003, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

Financing activities provided cash of approximately $41,000 and $122,000 for the six months ended June 30, 2004 and 2003, respectively. Financing activities primarily represent sales of the Company’s common and preferred stock, and loans from shareholders.

The Company will be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

Item 2. Changes in Securities

        On May 5, 2004, the Company issued 14,375 shares of common stock for payment of accounts payable of $1,150.

        On May 17, 2004, the Company issued 55,358 shares of common stock for payment of accounts payable of $3,875.

        On June 14, 2004, the Company issued 20,000 shares of common stock for payment of accounts payable of $1,400.

Item 3. Defaults Upon Senior Securities

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Title of Document
3.01 3.02 3.03 4.01 4.02 4.03 4.04 4.05 10.01 10.02 10.03 10.04 31.1 31.2 32.1 32.2	Restated Certificate of Incorporation of Klever Marketing, Inc.
a Delaware corporation (1)

Certificate of Designation of Rights, Privileges and Preferences: Rights of
A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated
February 7, 2000 (2)

Bylaws, as amended (2)

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

Stock Incentive Plan, effective June 1, 1998 (2)

Amended and Restated Promissory Note (Secured) of the Registrant payable to
Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and
Exhibit “A” (2)

Intercreditor Agreement between Seabury Investors III, Limited Partnership, The
Olson Foundation, Presidio Investments, LLC, and the Registrant dated August
27, 2001 (4)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference from Registrant’s Form 10KSB, dated June 20, 1997.
(2) Incorporated herein by reference from Registrant’s Form 10KSB, dated March 29, 2001.
(3) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2001.
(4) Incorporated herein by reference from Registrant’s Form 10KSB, dated May 15, 2002.
(5) Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.

(b)     Reports on Form 8-K filed.

        On July 9, 2004, the Company filed on Form 8-K under Item 9, Regulation FD Disclosure.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.
(Registrant)

DATE: August 16, 2004

By: /s/ William J. Dupre
William J. Dupre
President & COO

By: /s/ D. Paul Smith
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman, Executive Vice-President