Form 10QSB
period 2004-09-30
KLEVER MARKETING INC
filed 2004-11-19
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                         Commission file number 0-18834
            --------------------------------------------------------

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 36,407,620


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                September 30,       December 31,
                                                                                     2004               2003
                                                                              ------------------  -----------------
ASSETS
Current Assets
  Cash                                                                        $          220,880  $           1,916
  Prepaid Expense                                                                            750              2,512
  Othe r Receivables                                                                      26,097                  -
                                                                              ------------------  -----------------

     Total Current Assets                                                                247,727              4,428
                                                                              ------------------  -----------------

Fixed Assets
  Office Equipment                                                                        93,410            105,727
  Less Accumulated Depreciation                                                          (90,983)           (98,913)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                      2,427              6,814
                                                                              ------------------  -----------------

Other Assets
  Patents                                                                                737,631          2,358,342
  Less Accumulated Amortization                                                         (712,393)        (2,137,679)
                                                                              ------------------  -----------------

     Net Other Assets                                                                     25,238            220,663
                                                                              ------------------  -----------------

     Total Assets                                                             $          275,392  $         231,905
                                                                              ==================  =================

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable, Trade                                                    $          430,315  $          446,855
  Accrued Liabilities                                                                 1,603,706           1,247,524
  Related Party Payables                                                              2,126,739           2,172,880
  Notes Payable                                                                          45,000              45,000
  Short-term Notes Payable                                                                  458                 458
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        4,206,218           3,912,717
                                                                             ------------------  ------------------


Stockholders' Equity
  Preferred stock (Par Value $.01),
    2,000,000 shares authorized. 168,434 shares issued and
    outstanding at September 30, 2004 and December 31, 2003                               1,684               1,684
  Common Stock (Par Value $.01),
    50,000,000 shares authorized. 36,407,620 shares issued
    and outstanding at September 30, 2004 and 33,410,364 at
    December 31, 2003                                                                   364,076             334,104
  Common Stock to be issued, 478,752 shares at
    September 30, 2004 and 1,395,657 shares at
    December 31, 2003                                                                     4,698              13,957
  Treasury Stock, 1,000 shares at September 30, 2004 and
    December 31, 2003                                                                    (1,000)             (1,000)
  Paid in Capital in Excess of Par Value                                             13,154,708          12,934,463
  Shareholder Receivable                                                                (15,000)            (15,000)
  Retained Deficit                                                                   (3,333,785)         (3,333,785)
  Deficit Accumulated During Development Stage                                      (14,106,207)        (13,615,235)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,930,826)         (3,680,812)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          275,392  $          231,905
                                                                             ==================  ==================


                             See accompanying notes.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                        From
                                              (Unaudited)                   (Unaudited)              July 5, 1996
                                          For the Three Months            For the Nine Months        Inception of
                                           Ended September 30,            Ended September 30,        Development
                                        --------------------------    --------------------------
                                            2004           2003          2004           2003           Stage
                                        -----------    -----------    -----------    -----------    -----------
Revenue                                 $      --      $      --      $      --      $      --      $   256,000
                                        -----------    -----------    -----------    -----------    -----------

Expenses
  Sales and Marketing                          --             --             --             --          117,546
  General and Administrative                153,101        418,418        567,868        768,119      8,821,473
  Research and Development                   48,563           --           93,127           --        4,553,018
                                        -----------    -----------    -----------    -----------    -----------
     Total Expenses                         201,664        418,418        660,995        768,119     13,492,037
                                        -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
  Other Income                                  585           --          234,987           --          234,987
  Interest Income                              --             --             --             --           18,902
  Interest Expense                          (48,620)       (24,248)      (326,210)      (196,443)    (1,341,806)
  Gain (Loss) on sale of assets             261,046           --          261,246           --           27,055
  Capital gain on sale of investments          --             --             --             --          191,492
                                        -----------    -----------    -----------    -----------    -----------
     Total Other Income (Expense)           213,011        (24,248)       170,023       (196,443)      (869,370)
                                        -----------    -----------    -----------    -----------    -----------

Loss Before Taxes                            11,347       (442,666)      (490,972)      (964,562)   (14,105,407)

Income Taxes                                   --             --             --             --              800
                                        -----------    -----------    -----------    -----------    -----------

Net Loss After Taxes                    $    11,347    $  (442,666)   $  (490,972)   $  (964,562)  $(14,106,207)
                                        ===========    ===========    ===========    ===========    ===========

Loss per Common Share                   $      --      $     (0.03)   $     (0.01)   $     (0.07)
                                        ===========    ===========    ===========    ===========

                             See accompanying notes.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                        From
                                                                      (Unaudited)                   July 5,  1996
                                                                  For the Nine Months                Inception of
                                                                   Ended September 30,                Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (490,972) $         (964,562) $      (14,106,207)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Stock issued for general and administrative                          63,545              28,635             963,660
Stock issued for research and development                            47,850                   -              62,850
Stock returned for services not rendered                                  -                   -            (200,790)
(Gain)/Loss on sale/disposal of assets                             (261,246)                  -             486,428
Compensation expense from stock options                                   -                   -              26,247
Stock issued for interest expense                                         -              95,416             119,701
Stock issued for accounts payable                                    24,700             235,800             196,823
Deferred income                                                           -                   -            (214,000)
Depreciation and amortization                                       129,877             174,101           1,847,946
(Increase) decrease in accounts receivable                                -                   -                (413)
(Increase) decrease in shareholder receivable                             -                   -              37,694
(Increase) decrease in other assets & prepaids                      (24,335)                  -              87,391
Increase (decrease) in accounts payable                             (16,540)             10,338             344,611
Increase (decrease) in accrued liabilities                          358,410             265,199           1,564,285
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                              (168,711)           (155,073)         (8,783,774)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                    2,293                   -            (587,836)
Acquisition/Sale of patents, net                                    328,888             (15,966) 62,503
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------

Net cash used by investing activities                               331,181             (15,966)           (512,958)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                      (Unaudited)                   July 5,  1996
                                                                  For the Nine Months                Inception of
                                                                   Ended September 30,                Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from capital stock                               $          65,120  $           65,000  $        6,346,547
Proceeds from shareholder loans                                       2,374             119,415           3,455,188
Principal payments on lease obligations                                   -              (1,572)            (18,769)
Loan Receivable                                                           -             (15,000)            (15,000)
Cash payments on notes payable                                      (11,000)                  -            (275,028)
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing  Activities                           56,494             167,843           9,492,938
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                       218,964              (3,196)            196,206
Cash and Cash Equivalents at
   Beginning of the Period                                            1,916               3,424              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $         220,880  $              228  $          220,880
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------









                             See accompanying notes.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The unaudited financial statements as of September 30, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $491,000 for the nine months ended September 30, 2004 and losses of approximately $965,000 for the nine months ended September 30, 2003, and net losses of approximately $17,000,000 since the inception. The Company also has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                For the three months ended September 30, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders                     $          11,347          34,980,523  $                -
                                                          =================  ==================  ==================

                                                                For the three months ended September 30, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (442,666)         14,529,545  $           (0.03)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (490,972)         34,359,643  $           (0.01)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (964,562)         13,514,441  $           (0.07)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and nine months ended September 30, 2004 and 2003 are not presented as it would be anti-dilutive.

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

NOTE 4 - LEASE COMMITMENT

         The Company leases approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $2,042 per month. This lease was abandoned as of September 30, 2004.

         On October 1, 2004, the Company began leasing approximately 144 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $125 per month.

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

         During the nine months ended September 30, 2004 and 2003, the Company expended $93,127 and $0, respectively for research and development of the technology involved with its patents.

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

         As  of  September  30,  2004,   6,962,761   options  were  outstanding.
Compensation expense charged to operations in 2004 and 2003 is $0 and $0. The following is a summary of transactions:

                                                                                      Shares Under Option
                                                                             --------------------------------------
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Outstanding, beginning of year                                                        7,082,629           4,047,005
Granted during the year                                                                 200,132           5,057,126
Canceled during the year                                                               (320,000)         (2,021,502)
Exercised during the year                                                                     -                   -
                                                                             ------------------  ------------------

Outstanding, end of year (at prices
ranging from $.01 to $2.77 per share)                                                 6,962,761           7,082,629
                                                                             ==================  ==================

Eligible, end of year for exercise currently (at prices
ranging from $.01 to $2.77 per share)                                                 6,862,761           6,882,629
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

         Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefor dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - PREFERRED STOCK (continued)

accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of ..0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

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

NOTE 9 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - LITIGATION (continued)

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

NOTE 10 - STOCK TRANSACTIONS (continued)

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

         On July 15, 2004, the Company issued 200,000 shares of common stock for cash of $7,200.

         On July 27, 2004, the Company issued 20,000 shares of common stock for cash of $720.

         On August 27, 2004, the Company issued 100,000 shares of common stock for cash of $3,600.

         On September 1, 2004, the Company issued 1,154,502 shares of common stock at $.04 per share for general and administrative expenses of $23,090.

         On September 8, 2004, the Company issued 100,000 shares of common stock for cash of $3,600.

         On September 23, 2004, the Company issued 531,667 shares of common stock at $.09 per share for consulting expense of $47,850.

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

NOTE 12 - LICENSE AGREEMENT

         On May 11, 2004, Media Cart, Inc. acquired from the Company a limited exclusive license to use the Company's patent portfolio for electronic display devices specific to Media Cart's product design. Under the license agreement, Media Cart paid the Company $200,000 and will pay ongoing royalties for all Media Cart products that utilize the Company's licensed technology.

NOTE 13 - SALE OF PATENTS

         On August 27, 2004, the Company sold all of its international patents for $350,000. The international patents comprised approximately 69% of the total patents the Company owned.


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

Cash flows. Operating activities used cash of approximately $169,000 and $155,000 for the nine months ended September 30, 2004 and 2003, respectively.

Investing activities provided cash of approximately $331,000 for the nine months ended September 30, 2004, and used cash of approximately $16,000 for the nine months ended September 30, 2003, respectively. Investing activities primarily represent purchases or disposal of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

Financing activities provided cash of approximately $56,000 and $168,000 for the nine months ended September 30, 2004 and 2003, respectively. Financing activities primarily represent sales of the Company's common and preferred stock, and loans from shareholders.

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

ITEM 2.  CHANGES IN SECURITIES

         On July 15, 2004, the Company issued 200,000 shares of common stock for cash of $7,200.

         On July 27, 2004, the Company issued 20,000 shares of common stock for cash of $720.

         On August 27, 2004, the Company issued 100,000 shares of common stock for cash of $3,600.

         On September 1, 2004, the Company issued 1,154,502 shares of common stock at $.04 per share for general and administrative expenses of $23,090.

         On September 8, 2004, the Company issued 100,000 shares of common stock for cash of $3,600.

         On September 23, 2004, the Company issued 531,667 shares of common stock at $.09 per share for consulting expense of $47,850.

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

10.05 Asset Purchase Agreement by and between Fujitsu Transaction Solutions, Inc. and the Registrant, dated August 27, 2004

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

(b) Reports on Form 8-K filed.

         On September 2, 2004, the Company filed on Form 8-K under Item 9, Regulation FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Klever Marketing, Inc.
                                  (Registrant)

DATE:      November 19,  2004


By:  /s/ William J. Dupre
    -------------------------------
William J. Dupre
President & COO

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman, Executive Vice-President