Form 10KSB
period 2004-12-31
KLEVER MARKETING INC
filed 2005-04-21
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                           To
                              --------------------------    --------------------


Commission file number         0-18834
                       ---------------------------------------------------------

                             KLEVER MARKETING, INC.
                 (Name of small business issuer in its charter)

                Delaware                                 36-3688583
   ---------------------------------------            --------------------
      State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization                    Identification No.)


            350 West 300 South, Suite 201, Salt Lake City, Utah 84101
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (801) 322-1221
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
                                                                     ---


         As of January 31, 2005 there were 36,740,613 (1 vote per share) Common, 1,086,705 Class A, 551,876 Class B, and 742,430 Class C Convertible Preferred, for a preferred and common share total of 39,121,624 votes All shares have a par value of $0.01. The aggregate market value of the Registrant's voting stock held by non- affiliates of the Registrant was approximately $1,002,432 computed at the closing price as of January 31, 2005. The number of preferred and common shares held by non-affiliates of the Registrants totals 20,048,638 votes.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               4

Item 3.     Legal Proceedings                                                                                     5

Item 4.     Submission of Matters to a Vote of Security Holders                                                   5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              5

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            7

Item 7.      Financial Statements                                                                                 8

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                             8

Item 8A.    Controls and Procedures                                                                               9

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                 9

Item 10.   Executive Compensation                                                                                12

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        13

Item 12.   Certain Relationships and Related Transactions                                                        16

Item 13.   Exhibits and Reports on Form 8-K                                                                      21

Item 14.   Principal Accountant Fees & Services                                                                  23


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

         In February 2004, the Company signed an exclusive partnership contract with Fujitsu Transaction Solutions (Fujitsu). Under this contract, Fujitsu will manufacture the hardware of Klever-Kart System and provide the technical installations, IT implementation, and support for all retail locations. The
Company and Fujitsu will jointly share responsibility for marketing into Fujitsu's current retail client base for the initial nationwide sales effort. The Company will be responsible for providing the advertising and promotions space sales to both retailers and manufactures.



                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company currently leases approximately 144 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $125 per month. The office space is used as the Corporate headquarters. It is located at 350 West 300 South, Suite 203, Salt Lake City, Utah.

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

         A Confession of Judgment Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. The judgment was in relation to legal matters regarding the Company's intellectual property. On May 7, 2004, ,the Company paid $16,135.81 to settle this judgment.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders during 2004.


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

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                 2004:                  HIGH                 LOW
First Quarter                        $         0.29      $         0.12
Second Quarter                       $         0.15      $         0.04
Third Quarter                        $         0.12      $         0.04
Fourth Quarter                       $         0.12      $         0.03

                 2003:                  HIGH                 LOW
First Quarter                        $         0.09      $         0.05
Second Quarter                       $         0.09      $         0.01
Third Quarter                        $         0.15      $         0.04
Fourth Quarter                       $         0.65      $         0.11

          The number of shareholders of record of the Company's common stock as of April 1, 2005 was approximately 853.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

         The Company issued 3,230,256 shares of common stock during 2004. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933. (See Item &. Financial Statements, Statement of Stockholders' Equity, pages F - 7 through F - 9)

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2004, the Company believes that all reporting persons complied with all Section 16(a) filing requirements, except that; Olsen Foundation filed a late Form 5, Olsen Legacy Trust missed a Form 5 filing, Presidio missed a Form 5 filing, Michael Mills filed a late Form 5, C. Terry Warner filed a late Form 5, D. Paul Smith filed a late Form 5, William J. Dupre filed a late Form 5 William C. Bailey filed a late Form 5, Paul G. Begum filed a late Form 5.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATION - The Company has no current operations. The Company's plan of operations is subject to obtaining financing. The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis-redemption and mal-redemption); (ii) the establishment of targeted Internet-type content to enhance customer loyalty;
(iii) capturing Point-of-Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart system, now being sold under the Fujitsu internal brand, U-SCAN Shopper, to other retail outlets including superstores, discount toy and warehouse stores.

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

In the event such operational funding is obtained, then the Company plans to work with Fujitsu Transaction Solutions to: 1) sign up two pilot store retail chains to test the U-SCAN Shopper system for an initial 60-90 days; 2) begin expanding the installed base within the pilot store retailer to approximately 200 store in the fourth quarter of 2005; 3) Develop additional revenue generating products including electronic couponing; 4) Continue defense of the Klever patent portfolio where violations are evident.

Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the years ended December 31, 2004 and 2003, the Company had net losses of $632,293 and $1,361,639, respectively. This decrease in the loss is primarily due to a decrease in operations.

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

         Cash flows. Operating activities used cash of $349,000 and $262,000 for 2004 and 2003 respectively. The increase in the use of cash is due primarily to an increase in payments of accounts payable.

         Investing activities have provided cash of $314,000 for 2004, and used cash of $19,000 for 2003, respectively. For 2004, the cash provided is due to the sale of some of the Company's patents. For 2003, the cash used relates primarily to the purchase of patents.

         Financing activities provided cash of $56,000 and $279,000 for 2004 and 2003, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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



                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.



                         ITEM 8A CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME       AGE      OFFICE          TERM EXPIRES

William J. Dupre         51      COO/
                                 President       Next annual shareholder meeting

D. Paul  Smith           58      Exec  Vice-President/
                                 CFO/Secretary/
                                 Treasurer/Chairman      Next annual shareholder
                                                         meeting
Daniel L. Warner         32      Exec Vice-President-
                                 Business Development    Next annual shareholder
                                                         meeting
Richard J. Trout*        48      Director        Next annual shareholder meeting
William C. Bailey        70      Director        Next annual shareholder meeting
Michael L. Mills         42      Director        Next annual shareholder meeting
C. Terry Warner          68      Director        Next annual shareholder meeting

* Richard J. Trout resigned as director effective July 2, 2004.

         William J. Dupre, age 51, joined the Company as Chief Operating Officer and Executive Vice-President in November 2002. Mr. Dupre was appointed President and COO in December 2003. Mr. Dupre joins the Company with over fifteen years of proven executive level retail product development and in-store marketing experience including four years at Smart Media/SnapShopper, four years at VideOcart, and seven years at Information Resources (IRI). During his tenure at IRI, Mr. Dupre successfully developed and launched various retail and consumer products to market, negotiated participation in IRI's Qscan program in over 25,000 retail stores representing 70 of the top 100 grocery chains in the United States and contributed to the growth of chain specific consumer packaged goods manufacturer revenues. Mr. Dupre also has participated in venture capital fund raising at several start-up companies. Mr. Dupre will lead the Company in the execution of its strategic initiatives as it sets to deploy its proprietary in-store media known as Klever-Kart(R), which provides retailers and consumer goods companies one-on-one communications with shoppers by utilizing its LCD display mounted on the handle of shopping carts.

         D. Paul Smith, age 58, became Chairman of the Board in January 2001, and CFO, Vice- President, and Secretary in October 2001, and has served as director of the Company since November 2000. Mr. Smith has been an ongoing financial advisor to the Company for the past seven years and has played an active part in the development of the Company's business plan. Mr. Smith is Chief Financial Officer for the Arbinger Institute. On November 18, 2002, Mr. Smith resigned his position as Vice-President when William J. Dupre assumed the role of Executive Vice- President. Upon Mr. Dupre's appointment to President/COO in December 2003, Mr. Smith reassumed the role of Executive Vice-President, in addition to his other positions.

         Daniel L. Warner, age 32, joined the Company as Executive Vice-President of Business Development in February 2004. Mr. Warner comes to the Company with over seven years of experience in operations, strategy, and business development. Prior to joining the Company, Mr. Warner worked as Vice-President of Operations and Sales for PerfectPerfect.MD., an internet-based medical software firm, General Manager of Operations for Meyer & Leichty, a design and advertising firm, as well as Director of Business Development for Freeport.com, an internet-based permission marketing company. Mr. Warner also served as a strategy consultant for Monitor Company, working with clients such as Coca-Cola, Navistar, Union Bank of California, and several other Fortune 500 companies, covering a wide range of industries.

         William C. Bailey, age 70, was elected as a director of the Company in June 1994. Mr. Bailey is President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies. Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association's President in 1978 and again in 1990. He received the industry's first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989. He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust. He is a lifetime member of the Board of Trustees for the Utah Symphony Opera, having served as Chairman from 1999-2002. He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah's Fine Art's Advisory Board. He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

         Michael L. Mills, age 42, was elected as a director of the Company in December 1998. Mr. Mills is President/CEO of Olson Holdings, Inc. (formerly known as Olson Farms, Inc.). Olson Holdings, Inc. is a diversified agricultural and real estate holding company with operations throughout the western United States, dealing primarily in the distribution of eggs, with headquarters in Riverside, California. Mr. Mills has been with that company since 1989. Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah SUMMA CUM LAUDE in accounting and mathematics.

         C. Terry Warner, Ph.D., age 68, became a member of the Company's Board in September 2001. Mr. Warner is a longtime shareholder in the Company. Mr. Warner is the founder of The Arbinger Institute. He received his Ph.D. in philosophy from Yale University, and has been a senior member of Linacre College, Oxford University. He taught at the university level for over thirty years and has been Dean of the College of General Studies at Brigham Young University. Mr. Warner has served as a consultant and advisor to executives and managers of about fifty companies, and has served on boards in the steel, petrochemical, thrift, and health care industries.

AUDIT COMMITTEE

         As of December 31, 2004, the Company had one active board committee, the Audit and Compliance Committee. D. Paul Smith and Michael L. Mills are on this committee. The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10KSB and all audited financials.

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

                                                                                  Long Term Compensation
                                                                        -------------------------------------------
                                           Annual Compensation                  Awards                Payouts
                                          ---------------------         ----------------------   ------------------
            (a)              (b)      (c)           (d)        (e)         (f)        (g)          (h)      (i)
                                                              Other                Securities
                            Year                             Annual     Restricted Underlying            All Other
                            Ended                            Compen-      Stock     Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation     Award(s)     SAR's       Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)         ($)       (no.)         ($)      ($)
-------------------------------------------------------------------------------------------------------------------

Richard J. Trout            2004            -             -          -          -             -         -         -
                                            -             -          -          -             -         -         -
Former President
                            2003            -  (1)        -          -          -     1,027,616(4)      -         -
                            2002            -  (1)        -          -          -       100,661(3)      -         -

D. Paul Smith               2004            -             -          -          -             -         -         -
Chairman/CFO/               2003            -             -          -          -     1,168,333         -         -
Sec/Treasurer               2002            -             -          -          -       192,892(4)      -         -
Exec Vice-President

William J. Dupre            2004      122,250             -          -          -             -         -         -
President/COO               2003       50,000  (2)        -          -          -       400,000         -         -
                            2002       12,500  (2)        -          -          -       400,000(5)      -         -

(1) Richard J. Trout was named President in October 2001. Mr. Trout resigned as President on December 3, 2003.
(2) William J. Dupre joined the Company in November 2002 as Chief Operating Officer and Executive Vice-President. Mr. Dupre's options vest quarterly with the initial vest beginning on day 1 of employment. On December 3, 2003, Mr. Dupre was named President of the Company.
(3)      Options canceled on September 9, 2003.
(4)      100,000 options canceled on September 9, 2003.
(5) 200,000 options canceled on September 9, 2003, and 200,000 options authorized to convert to 200,000 shares of common stock. As of March 16, 2004, these 200,000 shares have not been issued.

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




                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 39,121,624 votes as of January 31, 2005, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                                                  # OF
NAME AND ADDRESS                     NATURE OF                           SHARES
OF BENEFICIAL OWNERS                 OWNERSHIP                         OWNED                   PERCENT
DIRECTORS

PRINCIPAL SHAREHOLDERS

Paul G. Begum                            Direct (2)                       3,158,807
P.O. Box 58045                           Preferred Shares (2)                  31,536
Salt Lake City, UT 84158                 Options/Warrants                    237,000
                                                                          ----------
                                            Total                         3,427,343                8.71%
                                                                          =========              =======


Olson Foundation                         Direct (1)                       4,101,838
2220 Eastridge Ave                       Preferred Shares (1)             1,196,253
Suite B                                  Options/Warrants (1)                648,152
Riverside, CA 92507                      Convertible Debt (1)             4,161,267
                                                                        -----------
                                            Total                       10,107,510                23.01%
                                                                        ==========               =======

C. Terry Warner                          Direct (3)                       2,526,574
1278 Locust Lane                         Options (3)                         646,494
Provo, UT 84604                          Convertible Debt (3)                  11,493
                                                                         ------------
                                            Total                         3,184,561                8.01%
                                                                         ==========              =======

Presidio Investments LLC                 Direct (4)                       1,266,708
3200 North Central Ave                   Preferred Shares (4)                  86,723
Suite 1560                               Convertible Debt (1)(4)          3,559,089
                                                                          ---------
Phoenix, AZ 85012                           Total                         4,912,521               11.51%
                                                                        ===========              =======

Olson Legacy Trust                       Direct (4)                       1,266,708
3200 North Central Ave                   Preferred Shares (4)                  86,723
Suite 1560                               Convertible Debt (4)             3,559,089
                                                                          ---------
Phoenix, AZ 85012                               Total                     4,912,521               11.51%
                                                                        ===========              =======


Olson Holdings                           Direct (1)                          759,765
2220 Eastridge Ave.                      Preferred Shares (1)                930,664

Suite B                                  Convertible Debt (1)                219,339
                                                                          ----------
Riverside, CA 92507                         Total                          1,909,768               4.85%
                                                                          ==========             =======


Seabury Investors III                    Preferred Shares                 1,153,216
540 Madison Avenue                       Options/Warrants                    106,061
New York, NY 10022                       Convertible Debt (5)                633,700
                                                                          ----------
                                            Total                         1,892,977                4.75%
                                                                          =========              =======

Primavera                                Direct                           3,252,771                8.31%
                                                                                                 =======
1278 Locust Lane
Provo, UT 84604

Arbinger                                 Direct                           3,490,756
Gateway Park Tower                       Options/Warrants                      67,495
563 W 500 S                              Convertible Debt                      45,971
                                                                          -----------
Suite 200                                   Total                          3,604,222               9.19%
                                                                          ==========             =======
Woods Cross, UT 84010


William Bailey                           Direct                           3,244,914
3889 E. Brockbank Dr.                    Options/Warrants                    520,000
                                                                          ----------

Salt Lake City, UT 84124                    Total                         3,764,914                9.50%
                                                                          =========              =======


D. Paul Smith                            Direct (6)                       1,041,301
747 W. Sheringham Ct.                    Options/Warrants (6)             1,269,973
Farmington, UT 84025                     Convertible Debt (6)                  14,303
                                                                          -----------
                                            Total                         2,325,557                5.76%
                                                                          =========              =======

DIRECTORS AND EXECUTIVE OFFICERS

William Bailey                           Direct                           3,244,914
3889 E. Brockbank Dr.                    Options/Warrants                    520,000
                                                                          ----------
Salt Lake City, UT 84124                    Total                         3,764,914                9.50%
                                                                          =========              =======

C. Terry Warner                          Direct (3)                       2,526,574
1278 Locust Lane                         Options (3)                         646,494
Provo, UT 84604                          Convertible Debt (3)                  11,493
                                                                         ------------
                                            Total                         3,184,561                8.01%
                                                                         ==========              =======

D. Paul Smith                            Direct (6)                       1,041,301
747 W. Sheringham Ct.                    Options/Warrants (6)             1,269,973
Farmington, UT 84025                     Convertible Debt (6)                  14,303
                                                                          -----------
                                            Total                         2,325,557                5.76%
                                                                          =========              =======

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (7
PERSONS)                                 Direct                           5,703,622
                                         Options/Warrants                 3,670,091
                                         Convertible Debt                      13,188
                                                                          -----------
                                            Total                         9,386,901              20.07%
                                                                          =========              ======

(1) Michael Mills is president of Olson Holdings, Inc., executor of the Estate of Peter Dean Olson, trustee of the Olson Foundation, he has voting and investment control but disclaims any pecuniary interest. For The Olson Foundation, Mr. Mills is one of four trustees and does not have voting or investment power because of a majority-vote rule relation to the Foundation. The Olson ownership includes 759,765 Shares held by Olson Holdings, 1,123,603 Shares held by the Olson Foundation, 928,580 Shares held by the Estate of Peter D. Olson, 1,266,708 Shares held by Presidio, and 23,182 Shares held by Mr. Mills. The Olson ownership also includes Preferred Stock that, as of April 1, 2005, would convert 1,196,253 votes held by Presidio (86,723 votes), Olson Holdings

(930,664 votes) and Olson Foundation (178,866 votes). Ownership includes warrants covering 136,152 Shares held by Olson Foundation, options, and options covering 512,000 Shares held by Mr. Mills. Convertible debt held by Olson Foundation and affiliates in the amount of 4,161,267 shares may also be converted as of April 1, 2005 into 382,839 Shares held by Olson Foundation, 219,339 Shares held by Olsen Holdings and 3,559,089 shares held by Presidio.

(2) Mr. Begum's ownership includes 31,834 Shares held in a brokerage account and 77,142 shares held privately by Mr. Begum; 115,878 shares which are held in a brokerage account and 2,427,089 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer and principal shareholder; 94,914 shares which are in a brokerage account, and 411,950 shares held by PSF, Inc., a private company of which Mr. Begum is President and principal shareholder. Mr. Begum's ownership also includes Class A Convertible Preferred Shares that would convert to 159,426 Shares as of April 1, 2005


(3) Mr. Warner's ownership includes 12,500 Shares held by C. Terry Warner; 1,626,385 Shares held by Primavera, Ltd., a limited partnership of which Mr. Warner is a passive member owning one (1) percent and Susan Warner, his spouse, who owns forty-nine (49) percent; 15,000 shares by Susan Warner, his spouse and 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Warner is a director and twenty-five (25) percent shareholder; options covering 612,742 shares under Terry Warner and 33,748 under Arbinger and convertible debt held by Arbinger that may be converted into 11,493 shares as of April 1, 2005.

(4) Presidio Investments, of which William J. Howard is the single member, and Olson Legacy Trust, of which William J. Howard is the sole trustee, ownership includes 94,858 Shares held by Presidio Investments LLC.; 86,723 Shares should the Class A Convertible Preferred Shares held by Presidio Investments LLC. be converted as of April 1, 2005; Olson Legacy Trust, of which William J. Howard is the sole trustee, 1,171,850 common shares held by Olson Legacy Trust,. In addition to the total Presidio and Olson Legacy Trust ownership, convertible debt held by Presidio Investments may be converted into 3,559,089 Shares as of April 1, 2005.

(5) In addition to the total Seabury ownership, convertible debt held by Seabury Investors III, Limited Partnership could be converted into 633,700 Shares as of April 1, 2005.

(6) Mr. Smith's ownership includes 168,612 shares held by D. Paul Smith; 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Smith is a director, officer and twenty- five (25) percent shareholder; options covering 1,236,225 shares and 33,748 Options held under Arbinger and convertible debt held by Mr. Smith that may be converted into 2,810 shares as of April 1, 2005.



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

                                                                  Common
                                                                   Stock
                                Annual           Maturity         Option      Option Strike
    DATE       Principal    Interest Rate          Date          # Shares          Price
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


                                                                  Common
                                                                   Stock
                                Annual           Maturity         Option      Option Strike
    DATE       Principal    Interest Rate          Date          # Shares          Price
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
             =============                                    ==============

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of January 31, 2005, the stock has not been issued due to administrative reasons.

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

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         The loans listed below were made to the Company by D. Paul Smith, a member of the Board of Directors:

                                                                  Common
                                                                   Stock
                                Annual           Maturity         Option      Option Strike
    DATE       Principal     Interest Rate         Date          # Shares          Price
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

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1
Balance Sheets
  December 31, 2004, and 2003................................................F-2
Statements of Loss
  For the Years Ended December 31, 2004, and 2003............................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2004, and 2003............................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2004, and 2003...........................F-13
Notes to Financial Statements
  December 31, 2004, and 2003...............................................F-15

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

10.05    Asset Purchase Agreement, dated August 27, 2004 (6)

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         (1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997. (2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29,
                2001
         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001. (4) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2002. (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19,
                2002.
         (6)    Incorporated  herein by reference from  Registrant's Form 10QSB, dated November 19, 2004.

     (b) REPORTS FILED ON FORM 8-K

         None.



                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:


           Service                      2004                   2003
------------------------------   ------------------     ------------------
Audit Fees                       $           20,375     $           23,364
Audit-Related Fees                                -                      -
Tax Fees                                        150                    287
All Other Fees                                    -                      -
                                 ------------------     ------------------
Total                            $           20,525     $           23,651
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

                             KLEVER MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS

                                                                                                              Page

Independent Auditor's Report....................................................................................F-1

Balance Sheets
   December 31, 2004 and 2003...................................................................................F-2

Statements of Operations
   For the Years Ended December 31, 2004 and 2003
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2004.........................................................................................F-4

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2004 .....................................F-5

Statements of Cash Flows
   For the Years Ended December 31, 2004 and 2003
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2004........................................................................................F-13

Notes to the Financial Statements
   December 31, 2004 and 2003..................................................................................F-15

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

         We have audited the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the two years ended December 31, 2004, and the cumulative period from July 5, 1996 (inception of development stage) to December 31, 2004, and the statement of stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants
Salt Lake City, Utah
April 14, 2005

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                             --------------------------------------
ASSETS                                                                              2004                2003
------
                                                                             ------------------  ------------------
Current Assets
     Cash                                                                    $           23,174  $            1,916
     Prepaid Expense                                                                        750               2,512
     Other Receivable                                                                    25,865                   -
                                                                             ------------------  ------------------
          Total Current Assets                                                           49,789               4,428
                                                                             ------------------  ------------------

Fixed Assets
     Office Equipment                                                                    92,964             105,727
     Less Accumulated Depreciation                                                      (89,319)            (98,913)
                                                                             ------------------  ------------------
          Net Fixed Assets                                                                3,645               6,814
                                                                             ------------------  ------------------

Other Assets
     Patents                                                                            755,089           2,358,342
     Less Accumulated Amortization                                                     (727,938)         (2,137,679)
                                                                             ------------------  ------------------
          Net Other Assets                                                               27,151             220,663
                                                                             ------------------  ------------------

          Total Assets                                                       $           80,585  $          231,905
                                                                             ==================  ==================


                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                          December 31,
                                                                             --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2004                2003
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          343,765  $          446,855
     Accrued Liabilities                                                              1,624,295           1,247,524
     Related Party Payables                                                           2,127,564           2,172,880
     Notes Payable                                                                       45,000              45,000
     Short-term Notes Payable                                                               458                 458
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   4,141,082           3,912,717
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding December 31, 2004
          and December 31, 2003                                                           1,684               1,684
     Common Stock (Par Value $.01), 20,000,000 shares
          authorized 36,640,620 shares issued and outstanding
          at December 31, 2004 and 33,410,364 shares issued
          and outstanding at December 31, 2003                                          366,406             334,104
     Common Stock to be issued, 469,752 shares at
          December 31, 2004 and 1,395,657 shares at
          December 31, 2003                                                               4,698              13,957
     Treasury Stock, 1,000 shares at December 31, 2004
          and December 31, 2003                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,164,028          12,934,463
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (14,247,528)        (13,615,235)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (4,060,497)         (3,680,812)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $           80,585  $          231,905
                                                                             ==================  ==================




    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                   July 5, 1996
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                        --------------------------------------
                                                               2004                2003               Stage
                                                        ------------------  ------------------  ------------------

Revenue                                                 $                -  $                -  $          256,000
                                                        ------------------  ------------------  ------------------

Expenses
  Sales and marketing                                                    -                   -             117,546
  General and administrative                                       686,776             849,098           8,940,381
  Research and development                                          69,765                   -           4,529,656
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                756,541             849,098          13,587,583
                                                        ------------------  ------------------  ------------------

Other income (expense)
  Other income                                                     278,635                   -             278,635
  Interest income                                                        -                   -              18,902
  Interest expense                                                (415,425)           (291,599)         (1,431,021)
  Gain (Loss) on disposal of assets                                261,138            (220,956)             26,947
  Capital gain on sale of investments                                    -                   -             191,492
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  124,348            (512,555)           (915,045)
                                                        ------------------  ------------------  ------------------

Income (Loss) Before Taxes                                        (632,193)         (1,361,653)        (14,246,628)

Income Taxes                                                           100                 100                 900
                                                        ------------------  ------------------  ------------------

Net Income (Loss) After Taxes                           $         (632,293) $       (1,361,753) $      (14,247,528)
                                                        ==================  ==================  ==================

Weighted Average Shares
  Outstanding                                                   34,899,606          19,420,052
                                                        ==================  ==================
Loss Per Share                                          $           (0.02)  $           (0.07)
                                                        ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Balance December 31, 1995       247,100   $  2,471   12,210,949   $  122,109   $  --    $  --    $74,022,028  $(103,351,248) $ --
January 1996 shares issued
   in connection with merger   (247,100)    (2,471)  (3,784,905)     (37,849)     --      5,059  (70,257,358) 100,017,463      --

Shares issued for cash at
   $0.50 - 3.00  per share         --         --        314,287        3,143      --       --       507,932       --           --

Shares issued in exercise of
   options at $1.00 - $1.25
   per share                       --         --        130,000        1,300      --       --       136,200       --           --

Shares issued for services at
   $1.25 per share                 --         --         14,282          143      --       --        17,710       --           --

Shares issued for receivable
   at $1.00 - 3.00 per share       --         --           --           --        --        407     101,543       --           --

Shares issued to officer and
   employee for patents            --         --           --           --        --      2,250     130,500       --           --

Net Loss                           --         --           --           --        --       --          --         --       (831,814)
                               --------   --------   ----------   ----------   -------  -------  ----------   --------   ----------

Balance December 31, 1996          --         --      8,884,613       88,846      --      7,716   4,658,555   (3,333,785)  (831,814)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Shares issued for cash at
   $0.01 - 3.00 per share           --    $   --       228,150  $    2,282  $   --    $     49   $  449,976  $   --     $     --
Shares issued to officers for
   loans at $0.08 - 1.82
   per share                        --        --       249,444       2,494      --        --         74,287      --           --
Shares issued for services at
   $0.50 - 2.59 per share           --        --        10,398         104      --        --          7,391      --           --
Shares issued to officers for
   patents                          --        --       260,813       2,608      --      (2,250)       1,892      --           --
Shares issued for cash and
   receivables at $1.75 - 2.00
   per share                        --        --        58,286         583      --        (100)      85,267      --           --
Shares issued to VideOcart
   creditors                        --        --        97,610         976      --        (976)        --        --           --
Shares issued for research &
   development at par               --        --          --          --        --         464         --        --           --
Shares issued for employee
   compensation at $2.50
   per share                        --        --         6,000          60      --        --         14,940      --           --
Net Loss                            --        --          --          --        --        --           --        --       (755,594)
                                --------  --------  ----------  ----------  --------  --------   ----------  --------   ----------

Balance December 31, 1997           --        --     9,795,314      97,953      --       4,903    5,292,308  (3,333,785)(1,587,408)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)


                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Shares issued for cash at
   $1.50 - 3.00 per share          --    $    --      294,059   $   2,941   $    --    $    (100)  $ 612,416        --         --
Shares issued for services at
   $2.00 - 7.80 per share          --         --       13,648         136        --         --        43,590        --         --
Shares issued for employee
   compensation at $2.19 -
   3.06 per share                  --         --        4,363          44        --         --         9,954        --         --
Shares issued for accounts
   receivable at $1.50 - 2.12
   per share                       --         --      129,437       1,294        --         --       209,671        --         --
Shares issued for 1,500
   shares of Avtel stock at
   $3.00 per share                 --         --        4,125          41        --         --        12,334        --         --
Shares issued for research &
   development contract            --         --       46,366         464        --         (464)       --          --         --
Shares issued to officer for
   patent at $2.94 per share       --         --      150,000       1,500        --          250     512,313        --         --
Shares returned at $1.58
   per share                       --         --      (42,493)       (425)       --         --       (66,667)       --         --
Net Loss                           --         --         --          --          --         --          --          --   (1,496,926)
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------

Balance December 31, 1998          --          --  10,394,819     103,948        --        4,589   6,625,919  (3,333,785)(3,084,334)


                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Shares issued for cash at
   $1.96 - 3.00 per share          --    $   --       701,525   $    7,015   $   --    $   --    $1,649,949   $   --     $     --
Shares issued for employee
   compensation at $1.95 -
   2.34 per share                  --        --         2,995           30       --        --         6,187       --           --
Shares issued for exercise of
   options at $0.52 - .86
   per share                       --        --       238,271        2,383       --        --       200,342       --           --
Shares returned at $0.67-1.58
   per share                       --        --       (62,489)        (625)      --        --      (107,047)      --           --
Net Loss                           --        --          --           --         --        --          --         --     (1,734,623)
                               --------  --------  ----------   ----------   --------  --------  ----------   --------   ----------

Balance December 31, 1999          --        --    11,275,121      112,751       --       4,589   8,375,350   (3,333,785)(4,818,957)

Shares issued for cash at
   $1.07 - 2.75 per share          --        --       279,742        2,798       --        --       532,754       --           --
Preferred shares issued for
   cash at $17 - 26 per share    84,576       846        --           --         --        --     1,827,529       --           --
Shares issued for employee
   compensation at $3.99
   per share                       --        --        74,608          746       --        --       296,939       --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Shares issued for exercise of
   stock options at $0.86 -
   1.07 per share                 --     $   --       597,778   $    5,978   $   --    $   --     $  511,931   $   --     $     --
Shares issued for accounts
   payable at $2.75 - 3.00
   per share                      --         --         9,488           95       --        --         26,649       --           --
Paid-in capital from treasury
   stock transaction              --         --          --           --         --        --         16,180       --           --
Shares canceled & converted
   to preferred shares at
   $2.75 per share                --         --      (100,000)      (1,000)      --        --       (274,000)      --           --
Conversion of note payable


   to preferred shares at
   $26 per share                 9,615         96        --           --         --        --        249,904       --           --
Shares issued that were paid
   for in 1997                    --         --        23,334          233       --        (233)        --         --           --
Shares issued for services at
   $0.89 per share                --         --         2,697           27       --        --          2,373       --           --
Shares returned at $1.73 -
   2.12 per share                 --         --       (10,000)        (100)      --        --        (19,150)      --           --
Net Loss                          --         --          --           --         --        --           --         --    (4,066,283)
                              --------   --------  ----------   ----------   --------  --------   ----------   --------   ----------

Balance December 31, 2000       94,191        942  12,152,768      121,528       --       4,356   11,546,459  (3,333,785)(8,885,240)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Shares issued for cash at
   $0.82 per share                 --    $   --         4,685   $       47   $   --     $   --    $    3,795   $   --     $     --
Preferred shares issued for
   cash at $6.60 per share        6,061        60        --           --         --         --        39,940       --           --
Preferred shares issued for
   payment of note payable
   at $6.60 per share            68,182       682        --           --         --         --       449,318       --           --
Shares canceled for
   nonpayment                      --        --        (4,694)         (47)      --         --        (9,903)      --           --
Shares issued for research &
   development expenses at
   $1.00 per share                 --        --        15,000          150       --         --        14,850       --           --
Shares issued for general &
   administrative expenses at
   $0.66 per share                 --        --       507,048        5,070       --         --       329,581       --           --
Shares returned to Company
   for accounts receivable of
$                      98,375      --        --          --           --       (1,000)      --       (97,375)      --           --
Net Loss                           --        --          --           --         --         --          --         --    (2,342,405)
                               --------  --------  ----------   ----------   --------   --------  ----------   --------   ----------

Balance December 31, 2001       168,434     1,684  12,674,807      126,748     (1,000)     4,356  12,276,665 (3,333,785)(11,227,645)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Shares canceled for services
   not rendered                    --    $  --      (304,229)  $   (3,042)  $   --     $   --     $ (197,749)  $   --     $     --
Cash received for shares that
   have not yet been issued        --       --          --           --         --        3,333       21,667       --           --
Net Loss                           --       --          --           --         --         --           --         --    (1,025,837)
                                -------  -------  ----------   ----------   --------   --------   ----------   --------   ----------

Balance December 31, 2002       168,434    1,684  12,370,578      123,706     (1,000)     7,689   12,100,583 (3,333,785)(12,253,482)

Shares issued for cash at
   $0.05 - 0.75 per share          --       --     2,580,000       25,800       --       (3,333)     151,033       --           --
Shares issued for S&C
   Medical at $0.05 per share      --       --     3,000,000       30,000       --         --        120,000       --           --
Shares issued for notes
   payable at $.04-.05/share       --       --    11,259,786      112,598       --         --        446,642       --           --
Shares issued for accounts
   payable at $.01-.10/share       --       --     4,200,000       42,000       --         --         96,000       --           --
Shares authorized for expense
   at $.03 per share - not
   issued                          --       --          --           --         --        9,545       19,090       --           --
Shares authorized for
   payment of accounts
   payable at $.21 per share -
   not issued                      --       --          --           --         --           56        1,115       --           --

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           From
                                                                                       Common     Paid in               July 5, 1996
                                                                                        Stock    Capital in             Inception of
                                 Preferred Stock        Common Stock         Treasury   to be     Excess of    Retained  Development
                               -------------------  ---------------------
                                Shares    Amount     Shares       Amount      Stock     Issued     Par Value    Deficit      Stage
                               --------  ---------  ---------   ---------   ---------  ---------   ---------   ---------  ---------
Net Loss                          --    $   --          --    $     --    $   --     $   --     $     --    $   --     $(1,361,753)
                              --------  --------  ----------  ----------  --------   --------   ----------  --------   ----------

Balance December 31, 2003      168,434     1,684  33,410,364     334,104    (1,000)    13,957   12,934,463  (3,333,785)(13,615,235)

Shares issued for cash at         --
   $.036 - .15 per share          --        --       770,000       7,700      --         --         57,420      --           --
Shares issued for accounts
   payable at $.05-.23/share      --        --       391,939       3,919      --         --         27,306      --           --
Shares issued for expenses
   at $.04 - .23 per share        --        --     1,910,604      19,106      --       (9,203)     108,325      --           --
Authorized shares issued          --        --         5,571          56      --          (56)        --        --           --
Shares issued for
   settlement of liabilities      --        --       152,142       1,521      --         --         36,514      --           --
Net Loss                          --        --          --          --        --         --           --        --       (632,293)
                              --------  --------  ----------  ----------  --------   --------   ----------  --------   ----------

Balance December 31, 2004    168,434  $  1,684  36,640,620  $  366,406  $ (1,000)  $  4,698   $13,164,028 $(3,333,785) $(14,247,528)
                            ========  ========  ==========  ==========  ========   ========   =======+===  =====++===  ===++=======





   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (632,293) $       (1,361,753) $      (14,247,528)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                     63,545              28,635             963,660
     Stock issued for research and development                       47,850                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                        (261,138)            220,956             486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -              95,416             119,701
     Stock issued for accounts payable                               36,350             146,970             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                  144,062             230,448           1,862,131
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                 (24,103)             (2,512)             87,623
     Increase (decrease) in accounts payable                       (103,090)             10,927             258,061
     Increase (decrease) in accrued liabilities                     379,823             369,383           1,585,698
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (348,994)           (261,530)         (8,964,057)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                    2,328                   -            (587,801)
Acquisition/Sale of patents                                         311,430             (19,336)             45,045
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                               313,758             (19,336)           (530,381)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                        65,120             173,500           6,346,547
Proceeds from loans                                                   2,374             150,506           3,455,188
Loan receivables                                                          -             (15,000)            (15,000)
Principal payments on lease obligations                                   -              (1,749)            (18,769)
Cash payments on notes payable                                      (11,000)            (27,899)           (275,028)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            56,494             279,358           9,492,938
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                21,258              (1,508)             (1,500)
Cash and Cash Equivalents at Beginning of the
          Year                                                        1,916               3,424              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $          23,174  $            1,916  $23,174
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $             100  $              100  $              900

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $632,000 for the year ended December 31, 2004, losses of approximately $1,362,000 for the year ended December 31, 2003 and losses of approximately $17,581,000 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                     Per-Share
                                                Loss               Shares              Amount

                                                    For the year ended December 31, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders     $        (632,293)         34,899,606  $           (0.02)
                                          =================  ==================  ==================


                                                    For the year ended December 31, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders     $      (1,361,753)         19,420,052  $           (0.07)
                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2004 and 2003 are not presented as it would be anti-dilutive. At December 31, 2004 and 2003, the total number of potentially dilutive common stock equivalents was 9,242,589 and 17,319,281, respectively.

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

         Depreciation expense was $1,785 and $7,941 for the years ended December 31, 2004 and 2003, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

         Amortization expense was $142,277 and $222,507 for the years ended December 31, 2004 and 2003, respectively.

NOTE 3 - INCOME TAXES

         The Company has accumulated tax losses estimated at $17,500,000 expiring in years 2007 through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

NOTE 4 - LEASE COMMITMENT

         The Company leased approximately 1,620 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments were approximately $2,042 per month. This lease was abandoned as of September 30, 2004.

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

         The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-------------------------------------------
         2005                                             $        1,320
         2006                                                        880
         2007                                                          -
         2008                                                          -
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $        2,200
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

         During the years ended December 31, 2004 and 2003, the Company expended $69,765 and $0, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

OLSON HOLDINGS, INC. LOANS TO THE COMPANY

         Olson Holdings, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior). At December 31, 2004, the total amount due on this note was $224,290.

         Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005. At December 31, 2004, the total amount due on this note was $2,310.

OLSON FOUNDATION LOANS TO THE COMPANY

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At December 31, 2004, the total amount due on this note was $97,205.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At December 31, 2004, the total amount due on this note was $144,987.

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned. At December 31, 2004, the total amount due on these loans was $22,296.

ESTATE OF PETER D. OLSON

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum. On September 11, 2003, the outstanding loan of $28,750 and accrued interest of $17,679 were converted to 928,580 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on these loans was $0.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At December 31, 2004, the total amount due on these loans was $2,351,303.

OLSON LEGACY TRUST LOAN TO THE COMPANY

         Olson Legacy Trust made unsecured loans to the Company on October 19, 2001 and November 15, 2001 in the amounts of $20,706 and $30,000, respectively. The notes are payable

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan of $50,706 and accrued interest of $7,887 were converted to 1,171,850 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on these loans was $0.

DIRECTOR LOAN TO THE COMPANY

         On October 20, 1998, the Company borrowed $150,000 from William C. Bailey at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999. On September 11, 2003, the remaining loan balance of $100,000 and accrued interest of $50,006 were converted to 3,000,113 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on this loan was $0.

DIRECTOR AND OFFICER LOAN TO THE COMPANY

         Richard J. Trout loaned the Company $396.85, $163.00 and $568.08 on September 16, 2002, March 19, 2003, and April 28, 2003, respectively. During the three months ended September 30, 2003, Mr. Trout loaned the Company an additional $839. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Trout received common stock options at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan balance of $1,967 and accrued interest of $65 were converted to 40,645 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on these loans was $0.

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At December 31, 2004, the total amount due on this loan was $102,029.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At December 31, 2004, the total amount due on this loan was $316,889.

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
             =============                                    ==============

         On September 11, 2003, the outstanding loan of $73,717 and accrued interest of $7,137 were converted to 1,617,074 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on these loans was $0.

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
             =============                                    ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At December 31, 2004, the total amount due on these loans is $45,715.

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of December 31, 2004, the stock has not been issued due to administrative reasons.

DIRECTOR LOANS TO THE COMPANY

         C. Terry Warner made unsecured loans to the Company on September 27, 2002, August 12, 2002, April 16, 2003, May 2, 2003, May 5, 2003, and May 8, 2003
in the  amounts  of  $15,000,  $21,348,  $10,000,  $1,500,  $800,  and  $19,000,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Warner received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan of $67,648 and accrued interest of $3,992 were converted to 1,432,791 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on these loans was $0.

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
             =============                                    ==============

         On September 11, 2003, the outstanding loan $88,235 and accrued interest of $5,215 were converted to 1,868,997 shares of common stock valued at $.05 per share. At December 31, 2004, the total amount due on these loans was $0.

         On October 8, 2003, Mr. Smith loaned the Company $2,500. This note is payable within two years plus interest at 8% per annum. In conjunction with the note, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date. At December 31, 2004, the total amount due on this loan was $2,813.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At December 31, 2004, the total amount due on these loans is $57,013.

NOTE 8- STOCK OPTIONS

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

         As  of  December  31,  2004,   6,861,584   options  were   outstanding.
Compensation expense charged to operations in 2004 and 2003 is $0 and $0.

         The following table sets forth the options and warrants outstanding as of December 31, 2003.

                                                                           Weighted
                                                    Option /                Average             Weighted
                                                    Warrants               Exercise             Average
                                                     Shares                  Price             Fair Value
                                               ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2002                                3,774,505      $           1.22
Granted, Exercise price more than fair value            5,365,476                  0.23                0.06
Granted, Exercise price less than fair value                    -                  -                   -
Expired                                                (2,057,352)                 1.10
Exercised                                                       -                  -
                                               ------------------
Options & warrants outstanding,
       December 31, 2003                                7,082,629      $           0.73
                                               ==================      =================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of December 31, 2004.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2003                                                 7,082,629      $          0.73
Granted, Exercise price more than fair value                               900,132                 2.15                0.07
Granted, Exercise price less than fair value                                     -                 -                   -
Expired                                                                 (1,121,177)                0.24
Exercised                                                                        -                 -
                                                                ------------------
Options & warrants outstanding,
       December 31, 2004                                                 6,861,584      $          0.77
                                                                ==================      =================

         Exercise prices for optioned shares and warrants outstanding as of December 31, 2004 ranged from $0.01 to $2.77. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.01                121,213    $          0.01               121,213     $                0.01         2 years
0.05                              350,000               0.05               350,000                      0.05         4 years
0.06                            3,167,000               0.06             3,167,000                      0.06         3 years
0.065                             400,000              0.065               400,000                     0.065         4 years
0.23                              200,000               0.23               100,000                      0.23         4 years
0.50                              100,000               0.50               100,000                      0.50        11 months
0.54                               60,000               0.54                60,000                      0.54         6 years
0.66                               30,303               0.66                30,303                      0.66         1 year
1.00                              991,192               1.00               991,192                      1.00       1 - 3 years
2.50                              198,000               2.50               198,000                      2.50        2 months
2.56                              146,483               2.56               146,483                      2.56         1 month
2.75                              937,000               2.75               937,000                      2.75         2 years
2.77                              160,393               2.77               160,393                      2.77         1 month

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - PREFERRED STOCK

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

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgement. The Company has filed an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2004 and 2003.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of December 31, 2004 and 2003.

         A Confession of Judgement Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. This amount has been included in accounts payable as of December 31, 2003. On May 7, 2004, the Company paid $16,135.81 to settle this judgment.

NOTE 11 - STOCK TRANSACTIONS

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

NOTE 11 - STOCK TRANSACTIONS (continued)

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

NOTE 11 - STOCK TRANSACTIONS (continued)

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - STOCK TRANSACTIONS (continued)

         On November 18, 2004, the Company issued 151,000 shares of common stock at $.05 per share for accounts payable of $7,550.

         On December 10, 2004, the Company issued 82,000 shares of common stock at $.05 per share for accounts payable of $4,100.

NOTE 12 - PURCHASE AGREEMENT

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

NOTE 13 - LICENSE AGREEMENT

         On May 11, 2004, Media Cart, Inc. acquired from the Company a limited exclusive license to use the Company's United States patent portfolio for electronic display devices specific to Media Cart's product design. Under the license agreement, Media Cart paid the Company $200,000 and will pay ongoing royalties for all Media Cart products that utilize the Company's licensed technology.

NOTE 14 - SALE OF PATENTS

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

                                                    KLEVER MARKETING, INC.

Dated: April 15, 2005         By  /S/     William J. Dupre
                              --------------------------------------------------
                              William J. Dupre
                              President, COO
                              (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April 2005.

Signatures                                 Title

/S/     William J. Dupre
------------------------------------------------------------
William J. Dupre                           President, COO
                                          (Principal Executive Officer)


/S/     D. Paul Smith
-------------------------------------------------------------
D. Paul Smith                              C.F.O.,
                                           Secretary, Treasurer,
                                           Chairman and Executive
                                           Vice-President (Principal
                                           Financial Officer)

/S/     Michael L. Mills
-----------------------------------------------------------
Michael L. Mills                                     Director


/S/     C. Terry Warner
-----------------------------------------------------------
C. Terry Warner                                      Director


/S/     William C. Bailey
-------------------------------------------------------------
William C. Bailey                                    Director