Form 10QSB
period 2005-03-31
KLEVER MARKETING INC
filed 2005-05-17
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  ---------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2005 36,840,620


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
ASSETS                                                                              2005                2004
------
                                                                             ------------------  ------------------
Current Assets
     Cash                                                                    $           13,963  $           23,174
     Prepaid Expense                                                                        750                 750
     Other Receivable                                                                    25,865              25,865
                                                                             ------------------  ------------------
          Total Current Assets                                                           40,578              49,789
                                                                             ------------------  ------------------

Fixed Assets
     Office Equipment                                                                    92,963              92,964
     Less Accumulated Depreciation                                                      (90,230)            (89,319)
                                                                             ------------------  ------------------
          Net Fixed Assets                                                                2,733               3,645
                                                                             ------------------  ------------------

Other Assets
     Patents                                                                            755,088             755,089
     Less Accumulated Amortization                                                     (743,481)           (727,938)
                                                                             ------------------  ------------------
          Net Other Assets                                                               11,607              27,151
                                                                             ------------------  ------------------

          Total Assets                                                       $           54,918  $           80,585
                                                                             ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2005                2004
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          343,281  $          343,765
     Accrued Liabilities                                                              1,646,139           1,624,295
     Related Party Payables                                                           2,128,773           2,127,564
     Notes Payable                                                                       45,000              45,000
     Short-term Notes Payable                                                                 -                 458
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   4,163,193           4,141,082
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding March 31, 2005
          and December 31, 2004                                                           1,684               1,684
     Common Stock (Par Value $.01), 20,000,000 shares
          authorized 36,840,620 shares issued and outstanding
          at March 31, 2005 and 36,640,620 shares issued
          and outstanding at December 31, 2004                                          368,406             366,406
     Common Stock to be issued, 469,752 shares at
          December 31, 2004 and 1,395,657 shares at
          December 31, 2003                                                               4,698               4,698
     Treasury Stock, 1,000 shares at December 31, 2004
          and December 31, 2003                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,169,728          13,164,028
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (14,303,006)        (14,247,528)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (4,108,275)         (4,060,497)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $           54,918  $           80,585
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                   July 5, 1996
                                                              For the Three Months Ended           Inception of
                                                                      March 31,                    Development
                                                        --------------------------------------
                                                               2005                2004               Stage
                                                        ------------------  ------------------  ------------------

Revenue                                                 $                -  $                -  $          256,000
                                                        ------------------  ------------------  ------------------

Expenses
  Sales and marketing                                                    -                   -             117,546
  General and administrative                                       114,224             234,384           9,054,605
  Research and development                                               -              17,105           4,529,656
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                114,224             251,489          13,701,807
                                                        ------------------  ------------------  ------------------

Other income (expense)
  Other income                                                     150,073                   -             428,708
  Interest income                                                        -                   -              18,902
  Interest expense                                                 (91,327)            (94,106)         (1,522,348)
  Gain (Loss) on disposal of assets                                      -                 200              26,947
  Capital gain on sale of investments                                    -                   -             191,492
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                   58,746             (93,906)           (856,299)
                                                        ------------------  ------------------  ------------------

Income (Loss) Before Taxes                                         (55,478)           (345,395)        (14,302,106)

Income Taxes                                                             -                   -                 900
                                                        ------------------  ------------------  ------------------

Net Income (Loss) After Taxes                           $          (55,478) $         (345,395) $      (14,303,006)
                                                        ==================  ==================  ==================

Weighted Average Shares
  Outstanding                                                   36,725,064          33,753,597
                                                        ==================  ==================

Loss Per Share                                          $                -  $            (0.01)
                                                        ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (55,478) $         (345,395) $      (14,303,006)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -              52,000             963,660
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -              18,275             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                   16,456              56,180           1,878,587
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -              (6,818)             87,623
     Increase (decrease) in accounts payable                           (484)             27,361             257,577
     Increase (decrease) in accrued liabilities                      21,844             157,192           1,607,542
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                               (17,662)            (41,205)         (8,981,719)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                 699            (587,801)
Acquisition/Sale of patents                                               -              (2,023)             45,045
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                     -              (1,324)           (530,381)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                         7,700              50,000           6,354,247
Proceeds from loans                                                   1,209               1,900           3,456,397
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                         (458)            (11,000)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             8,451              40,900           9,501,389
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                (9,211)             (1,629)            (10,711)
Cash and Cash Equivalents at Beginning of the
          Year                                                       23,174               1,916              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $          13,963  $              287  $           13,963
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              900

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.












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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $55,000 for the three months ended March 31, 2005, losses of approximately $345,000 for the three months ended March 31, 2004, and losses of approximately $17,600,000 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS(Continued)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                  For the three months ended March 31, 2005
BASIC LOSS PER SHARE
Loss available to common shareholders                     $         (55,478)         36,725,064  $                -
                                                          =================  ==================  ==================

                                                                  For the three months ended March 31, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (345,395)         33,753,597  $           (0.01)
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2005 and 2004 are not presented as it would be anti- dilutive. At March 31, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 9,242,589 and 9,283,766, respectively.

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

         Depreciation expense was $911 and $1,202 for the three months ended March 31, 2005 and 2004, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

         Amortization expense was $15,543 and $55,677 for the three months ended March 31, 2005 and 2004, respectively.

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

         During the three months ended March 31, 2005 and 2004, the Company expended $0 and $17,105, respectively for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

OLSON HOLDINGS, INC. LOANS TO THE COMPANY

         Olson Holdings, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior). At March 31, 2005, the total amount due on this note was $229,436.

         Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005. At March 31, 2005, the total amount due on this note was $2,354.

OLSON FOUNDATION LOANS TO THE COMPANY

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At March 31, 2005, the total amount due on this note was $100,800.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At March 31, 2005, the total amount due on this note was $150,348.

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned. At March 31, 2005, the total amount due on these loans was $22,722.

ESTATE OF PETER D. OLSON

         Peter D. Olson loaned the Company $12,500, $12,500, and $3,750 on September 1, 1998, September 17, 1998, and September 22, 1998, respectively. These notes bear an interest rate of 10% per annum. On September 11, 2003, the outstanding loan of $28,750 and accrued interest of $17,679 were converted to 928,580 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on these loans was $0.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At March 31, 2005, the total amount due on these loans was $2,340,380.

OLSON LEGACY TRUST LOAN TO THE COMPANY

         Olson Legacy Trust made unsecured loans to the Company on October 19, 2001 and November 15, 2001 in the amounts of $20,706 and $30,000, respectively. The notes are payable

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan of $50,706 and accrued interest of $7,887 were converted to 1,171,850 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on these loans was $0.

DIRECTOR LOAN TO THE COMPANY

         On October 20, 1998, the Company borrowed $150,000 from William C. Bailey at an annual interest rate of 12% and a maturity date of April 30, 1999. The Company made a payment of $50,000 on February 26, 1999. On September 11, 2003, the remaining loan balance of $100,000 and accrued interest of $50,006 were converted to 3,000,113 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on this loan was $0.

DIRECTOR AND OFFICER LOAN TO THE COMPANY

         Richard J. Trout loaned the Company $396.85, $163.00 and $568.08 on September 16, 2002, March 19, 2003, and April 28, 2003, respectively. During the three months ended September 30, 2003, Mr. Trout loaned the Company an additional $839. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Trout received common stock options at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan balance of $1,967 and accrued interest of $65 were converted to 40,645 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on these loans was $0.

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At March 31, 2005, the total amount due on this loan was $101,249.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At March 31, 2005, the total amount due on this loan was $314,469.

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
             =============                                    ==============

         On September 11, 2003, the outstanding loan of $73,717 and accrued interest of $7,137 were converted to 1,617,074 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on these loans was $0.

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
             =============                                    ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At March 31, 2005, the total amount due on these loans is $45,827.

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of March 31, 2005, the stock has not been issued due to administrative reasons.

DIRECTOR LOANS TO THE COMPANY

         C. Terry Warner made unsecured loans to the Company on September 27, 2002, August 12, 2002, April 16, 2003, May 2, 2003, May 5, 2003, and May 8, 2003
in the  amounts  of  $15,000,  $21,348,  $10,000,  $1,500,  $800,  and  $19,000,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Mr. Warner received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned to the Company. On September 11, 2003, the outstanding loan of $67,648 and accrued interest of $3,992 were converted to 1,432,791 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on these loans was $0.

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
             =============                                    ==============

         On September 11, 2003, the outstanding loan $88,235 and accrued interest of $5,215 were converted to 1,868,997 shares of common stock valued at $.05 per share. At March 31, 2005, the total amount due on these loans was $0.

         On October 8, 2003, Mr. Smith loaned the Company $2,500. This note is payable within two years plus interest at 8% per annum. In conjunction with the note, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date. At March 31, 2005, the total amount due on this loan was $2,801.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At March 31, 2005, the total amount due on these loans is $56,785.

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

         As of March 31, 2005, 6,861,584 options were outstanding. Compensation expense charged to operations for the three months ended March 31, 2005 and 2004 is $0 and $0.

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
                                                                ==================      =================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of March 31, 2005.

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2004                                                 6,861,584      $               0.77
Granted, Exercise price more than fair value                                     -                      -                   -
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                        -                      -
                                                                ------------------
Options & warrants outstanding,
       March 31, 2005                                                    6,861,584      $               0.77
                                                                ==================      =================

         Exercise prices for optioned shares and warrants outstanding as of March 31, 2005 ranged from $0.01 to $2.77. A summary of these options by range of exercise prices is shown as follows:


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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgement. The Company has filed an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at March 31, 2005 and December 31, 2004.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of March 31, 2005 and December 31, 2004.

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

         On January 20, 2005, the Company issued 50,000 shares of common stock for cash of $2,400.

         On February 3, 2005, the Company issued 50,000 shares of common stock for cash of $1,700.

         On February 11, 2005, the Company issued 100,000 shares of common stock for cash of $3,600.

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

         On February 15, 2005 ModStream Digital Messaging Products, LLC acquired from the Company limited non-exclusive licensees to use the Company's United States patent portfolio for electronic display devices specific to ModStreams product design. This product design is limited to a 80 character dot-matrix LCD-type screen with limited alerts, and does not include full motion video or product scanning. Under the license agreement, ModStream paid the Company $150,000 and will pay ongoing royalties for all ModStream products that utilize the specific components of the Company's licensed technology.

NOTE 14 - SALE OF PATENTS

         On August 27, 2004, the Company sold all of its international patents for $350,000. The international patents comprised approximately 69% of the total patents the Company owned.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the three months ended March 31, 2005 and 2004, the Company had net losses of $55,478 and $345,395, respectively. This decrease in the loss is primarily due to a decrease in operations.

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

         Cash flows. Operating activities used cash of $18,000 and $41,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in the use of cash is due primarily to a decrease in operations.

         Investing activities have used cash of $0 and $1,300 for the three months March 31, 2005 and 2004, respectively. For the three months ended March 31, 2004, the cash used relates primarily to the purchase of patents.

         Financing activities provided cash of $8,500 and $41,000 for the three months ended March 31, 2005 and 2004, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  CHANGES IN SECURITIES

         On January 20, 2005, the Company issued 50,000 shares of common stock for cash of $2,400.

         On February 3, 2005, the Company issued 50,000 shares of common stock for cash of $1,700.

         On February 11, 2005, the Company issued 100,000 shares of common stock for cash of $3,600.

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

(b) Reports on Form 8-K filed.

         No reports on Form 8-K were filed during the three months ended March 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Klever Marketing, Inc.
(Registrant)

DATE:      May 16, 2005


By:  /s/ William J. Dupre
    -------------------------------
William J. Dupre
President & COO

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer, Chairman, Executive Vice-President