Form 10QSB
period 2005-06-30
KLEVER MARKETING INC
filed 2005-08-19
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

            For the transition period from               to
                                          ---------------- ----------------
                         Commission file number 0-18834
            --------------------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 37,840,620


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
ASSETS                                                                              2005                2004
------
                                                                             ------------------  ------------------
Current Assets
     Cash                                                                    $           33,693  $           23,174
     Prepaid Expense                                                                        750                 750
     Other Receivable                                                                    25,865              25,865
                                                                             ------------------  ------------------
          Total Current Assets                                                           60,308              49,789
                                                                             ------------------  ------------------

Fixed Assets
     Office Equipment                                                                    92,964              92,964
     Less Accumulated Depreciation                                                      (91,141)            (89,319)
                                                                             ------------------  ------------------
          Net Fixed Assets                                                                1,823               3,645
                                                                             ------------------  ------------------

Other Assets
     Patents                                                                            755,677             755,089
     Less Accumulated Amortization                                                     (755,677)           (727,938)
                                                                             ------------------  ------------------
          Net Other Assets                                                                    -              27,151
                                                                             ------------------  ------------------

          Total Assets                                                       $           62,131  $           80,585
                                                                             ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2005                2004
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          281,091  $          343,765
     Accrued Liabilities                                                              1,826,144           1,624,295
     Related Party Payables                                                           2,141,915           2,127,564
     Notes Payable                                                                       45,000              45,000
     Short-term Notes Payable                                                                 -                 458
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   4,294,150           4,141,082
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding June 30, 2005
          and December 31, 2004                                                           1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 37,840,620 shares issued and outstanding
          at June 30, 2005 and 36,640,620 shares issued
          and outstanding at December 31, 2004                                          378,406             366,406
     Common Stock to be issued, 469,752 shares at
          June 30, 2005 and December 31, 2004                                             4,698               4,698
     Treasury Stock, 1,000 shares at June 30, 2005
          and December 31, 2004                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,277,163          13,164,028
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (14,544,185)        (14,247,528)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (4,232,019)         (4,060,497)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $           62,131  $           80,585
                                                                             ==================  ==================

    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                                          Cumulative
                                                                                                                             From
                                                                                                                        July 5, 1996
                                            For the Three Months Ended               For the Six Months Ended           Inception of
                                                     June 30,                                June 30,                    Development
                                       -------------------------------------  --------------------------------------
                                          2005             2004                2005                2004               Stage
                                       --------------  ---------------  ------------------  ------------------  ------------------
Revenue                                $            -  $             -  $                -  $                -  $          256,000
                                       --------------  ---------------  ------------------  ------------------  ------------------

Expenses
  Sales and marketing                               -                -                   -                   -             117,546
  General and administrative                  150,263          180,382             264,487             414,767           9,204,868
  Research and development                          -           27,459                   -              44,564           4,529,656
                                       --------------  ---------------  ------------------  ------------------  ------------------
     Total Expenses                           150,263          207,841             264,487             459,331          13,852,070
                                       --------------  ---------------  ------------------  ------------------  ------------------

Other income (expense)
  Other income                                      -          234,402             150,073             234,402             428,708
  Interest income                                   -                -                   -                   -              18,902
  Interest expense                            (90,916)        (183,484)           (182,243)           (277,590)         (1,613,264)
  Gain (Loss) on disposal of assets                 -                -                   -                 200              26,947
  Capital gain on sale of investments               -                -                   -                   -             191,492
                                       --------------  ---------------  ------------------  ------------------  ------------------
     Total Other Income (Expense)             (90,916)          50,918             (32,170)            (42,988)           (947,215)
                                       --------------  ---------------  ------------------  ------------------  ------------------

Income (Loss) Before Taxes                   (241,179)        (156,923)           (296,657)           (502,319)        (14,543,285)
Income Taxes                                        -                -                   -                   -                 900
                                       --------------  ---------------  ------------------  ------------------  ------------------
Net Income (Loss) After Taxes          $     (241,179) $      (156,923) $         (296,657) $         (502,319) $      (14,544,185)
                                       ==============  ===============  ==================  ==================  ==================

Weighted Average Shares
  Outstanding                              37,475,235       34,041,326          37,077,084          33,902,139
                                       ==============  ===============  ==================  ==================

Loss Per Share                         $       (0.01)  $                $ -         (0.01)  $           (0.01)
                                       ==============  ===============  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (296,657) $         (502,319) $      (14,544,185)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -              52,000             963,660
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -              24,700             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                   29,564             113,287           1,891,695
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -             (22,996)             87,623
     Increase (decrease) in accounts payable                        (62,675)              5,407             195,386
     Increase (decrease) in accrued liabilities                     203,314             304,465           1,789,012
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (126,454)            (25,456)         (9,090,511)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                 699            (587,801)
Acquisition/Sale of patents                                            (588)            (12,755)             44,457
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                  (588)            (12,056)           (530,969)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                       125,135              50,000           6,471,682
Proceeds from loans                                                  12,884               2,374           3,468,072
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                         (458)            (11,000)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           137,561              41,374           9,630,499
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                10,519               3,862               9,019
Cash and Cash Equivalents at Beginning of the
          Year                                                       23,174               1,916              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $          33,693  $            5,778  $           33,693
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              900

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $297,000 for the six months ended June 30, 2005, losses of approximately $502,000 for the six months ended June 30, 2004, and losses of approximately $17,900,000 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of June 30, 2005, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the six months ended June 30, 2005 and 2004 are not presented as it would be anti-dilutive. At June 30, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 9,642,589 and 9,283,766, respectively.

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

         Depreciation expense was $1,822 and $2,363 for the six months ended June 30, 2005 and 2004, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

         Amortization expense was $27,739 and $111,623 for the six months ended June 30, 2005 and 2004, respectively.

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

         During the six months ended June 30, 2005 and 2004, the Company expended $0 and $44,564, respectively for research and development of the technology involved with its patents.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS

OLSON HOLDINGS, INC. LOANS TO THE COMPANY

         Olson Holdings, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior). At June 30, 2005, the total amount due on this note was $229,823.

         Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005. At June 30, 2005, the total amount due on this note was $2,424.

OLSON FOUNDATION LOANS TO THE COMPANY

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At June 30, 2005, the total amount due on this note was $104,574.

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At June 30, 2005, the total amount due on this note was $155,976.

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned. At June 30, 2005, the total amount due on these loans was $23,403.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At June 30, 2005, the total amount due on these loans was $2,340,380.

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At June 30, 2005, the total amount due on this loan was $105,040.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At June 30, 2005, the total amount due on this loan was $326,238.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)


                                                        Common
                                                         Stock
                                Annual                 Option #    Option Strike
    DATE       Principal    Interest Rate Maturity Date Shares          Price
------------ -------------------------------------------------------------------
  09/12/03      $10,040.00      8.00%        09/12/05       16,733      $1.00
  09/17/03         $471.73      8.00%        09/17/05          786      $1.00
  09/25/03       $4,500.00      8.00%        09/25/05        7,500      $1.00
  09/26/03          $80.95      8.00%        09/26/05          135      $1.00
  10/01/03          $79.00      8.00%        10/01/05          132      $1.00
  11/01/03          $79.00      8.00%        11/01/05          132      $1.00
  11/26/03      $10,000.00      8.00%        11/26/05       16,667      $1.00
  12/02/03          $79.00      8.00%        12/02/05          132      $1.00
  12/15/03      $13,000.00      8.00%        12/15/05       21,667      $1.00
  12/24/03       $2,750.00      8.00%        12/24/05        4,583      $1.00
             -------------                             -----------
   Total        $41,079.68                                  68,467
             =============                             ===========

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At June 30, 2005, the total amount due on these loans is $47,085.

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of June 30, 2005, the stock has not been issued due to administrative reasons.

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         On October 8, 2003, D. Paul Smith, a member of the Board of Directors, loaned the Company $2,500. This note is payable within two years plus interest at 8% per annum. In conjunction with the note, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date. At June 30, 2005, the total amount due on this loan was $2,885.

         During the quarter ended June 30, 2005, Mr. Smith paid expenses of $12,885 on behalf of the Company.

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

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At June 30, 2005, the total amount due on these loans is $57,886.

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

         As of June 30, 2005, 7,261,584 options were outstanding. Compensation expense charged to operations for the three months ended June 30, 2005 and 2004 is $0 and $0.

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

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2004                                                 6,861,584      $               0.77
Granted, Exercise price more than fair value                               400,000                      0.50                0.03
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                          -                      -
Exercised                                                                        -                      -
                                                                ------------------
Options & warrants outstanding,
       June 30, 2005                                                     7,261,584      $               0.75
                                                                ==================      =================

         Exercise prices for optioned shares and warrants outstanding as of June 30, 2005 ranged from $0.01 to $2.77. A summary of these options by range of exercise prices is shown as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.01                121,213    $          0.01               121,213     $                0.01         2 years
0.05                              350,000               0.05               350,000                      0.05         4 years
0.06                            3,167,000               0.06             3,167,000                      0.06         3 years
0.065                             400,000              0.065               400,000                     0.065         4 years
0.23                              200,000               0.23               100,000                      0.23         4 years
0.50                              100,000               0.50               100,000                      0.50        11 months
0.50                              400,000               0.50               400,000                      0.50         3 years
0.54                               60,000               0.54                60,000                      0.54         6 years
0.66                               30,303               0.66                30,303                      0.66         1 year
1.00                              991,192               1.00               991,192                      1.00       1 - 3 years
2.50                              198,000               2.50               198,000                      2.50        2 months
2.56                              146,483               2.56               146,483                      2.56         1 month
2.75                              937,000               2.75               937,000                      2.75         2 years
2.77                              160,393               2.77               160,393                      2.77         1 month

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgement Act a judgement from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgement Information Statement, also filed on October 27, 2003, the amount of the above judgement is $81,124. The relief sought is collection from the

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION (continued)

Company in Utah of the amount of said judgement. The Company has filed an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at June 30, 2005 and December 31, 2004.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of June 30, 2005 and December 31, 2004.

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

         On April 5, 2005, the Company issued 350,000 shares of common stock for cash of $10,106.

         On April 12, 2005, the Company issued 100,000 shares of common stock for cash of $3,008.

         On April 22, 2005, the Company issued 150,000 shares of common stock for cash of $4,320.

         On June 6, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

         On June 7, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

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

NOTE 13 - LICENSE AGREEMENT (continued)

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

In the event such  operational  funding is obtained,  then the Company  plans to work with Fujitsu Transaction Solutions to: 1) sign up four pilot store retail chains to test the U-SCAN Shopper system for an initial 60-90 days; 2) begin expanding the installed base within the pilot store retailer; 3) Develop additional revenue generating products including electronic couponing; 4) Continue defense of the Klever patent portfolio where violations are evident.

Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the six months ended June 30, 2005 and 2004, the Company had net losses of $296,657 and $502,319, respectively. This decrease in the loss is primarily due to a decrease in operations.

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

         Cash flows. Operating activities used cash of $126,454 and $25,456 for the six months ended June 30, 2005 and 2004, respectively. The increase in the use of cash is due primarily to the partial payment of the Company's liabilities.

         Investing activities have used cash of $588 and $12,056 for the six months ended June 30, 2005 and 2004, respectively. The cash used relates primarily to the purchase of patents.

         Financing activities provided cash of $137,561 and $41,374 for the six months ended June 30, 2005 and 2004, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  CHANGES IN SECURITIES

         On April 5, 2005, the Company issued 350,000 shares of common stock for cash of $10,106.

         On April 12, 2005, the Company issued 100,000 shares of common stock for cash of $3,008.

         On April 22, 2005, the Company issued 150,000 shares of common stock for cash of $4,320.

         On June 6, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

         On June 7, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

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

(b) Reports on Form 8-K filed.

         On July 22, 2005,  the Company  filed a report on Form 8-K,  under Item
5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Klever Marketing, Inc.
(Registrant)

DATE:      August 18, 2005


By:  /s/ Danny Warner
Danny Warner
Interim President

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer