Form 10QSB
period 2005-09-30
KLEVER MARKETING INC
filed 2005-11-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                                to
                               ------------------------------    ---------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 38,390,620


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS



                                           (Unaudited)
                                          September 30,        December 31,
ASSETS                                         2005                2004
                                        ------------------  ------------------
Current Assets
     Cash                               $           40,803  $           23,174
     Prepaid Expense                                   750                 750
     Other Receivable                               26,865              25,865
                                        ------------------  ------------------
          Total Current Assets                      68,418              49,789
                                        ------------------  ------------------

Fixed Assets
     Office Equipment                               92,964              92,964
     Less Accumulated Depreciation                 (92,052)            (89,319)
                                        ------------------  ------------------
          Net Fixed Assets                             912               3,645
                                        ------------------  ------------------

Other Assets
     Patents                                       755,677             755,089
     Less Accumulated Amortization                (755,677)           (727,938)
                                        ------------------  ------------------
          Net Other Assets                               -              27,151
                                        ------------------  ------------------

          Total Assets                  $           69,330  $           80,585
                                        ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)



                                                                                (Unaudited)
                                                                               September 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2005                2004
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          267,799  $          343,765
     Accrued Liabilities                                                              1,530,456           1,624,295
     Related Party Payables                                                           2,487,927           2,127,564
     Notes Payable                                                                       45,000              45,000
     Short-term Notes Payable                                                                 -                 458
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   4,331,182           4,141,082
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding September 30, 2005
          and December 31, 2004                                                           1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 38,390,620 shares issued and outstanding
          at September 30, 2005 and 36,640,620 shares issued
          and outstanding at December 31, 2004                                          383,906             366,406
     Common Stock to be issued, 469,752 shares at
          September 30, 2005 and December 31, 2004                                        4,698               4,698
     Treasury Stock, 1,000 shares at September 30, 2005
          and December 31, 2004                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,409,155          13,164,028
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (14,711,510)        (14,247,528)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (4,261,852)         (4,060,497)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $           69,330  $           80,585
                                                                             ==================  ==================

    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                                                        Cumulative
                                                                                                                            From
                                                             (Unaudited)                       (Unaudited)              July 5, 1996
                                                     For the Three Months Ended          For the Nine Months Ended      Inception of
                                                            September 30,                     September 30,             Development
                                                   -----------------------------     -----------------------------
                                                       2005             2004             2005             2004             Stage
                                                   ------------     ------------     ------------     ------------     ------------
Revenue                                            $       --       $       --       $       --       $       --       $    256,000
                                                   ------------     ------------     ------------     ------------     ------------

Expenses
  Sales and marketing                                      --               --               --               --            117,546
  General and administrative                             82,183          153,101          346,670          567,868        9,287,051
  Research and development                                 --             48,563             --             93,127        4,529,656
                                                   ------------     ------------     ------------     ------------     ------------
     Total Expenses                                      82,183          201,664          346,670          660,995       13,934,253
                                                   ------------     ------------     ------------     ------------     ------------

Other income (expense)
  Other income                                                9              585          150,082          234,987          428,717
  Interest income                                          --               --               --               --             18,902
  Interest expense                                      (85,152)         (48,620)        (267,395)        (326,210)      (1,698,416)
  Gain (Loss) on disposal of assets                        --            261,046             --            261,246           26,947
  Capital gain on sale of investments                      --               --               --               --            191,492
                                                   ------------     ------------     ------------     ------------     ------------
     Total Other Income (Expense)                       (85,143)         213,011         (117,313)         170,023       (1,032,358)
                                                   ------------     ------------     ------------     ------------     ------------

Income (Loss) Before Taxes                             (167,326)          11,347         (463,983)        (490,972)     (14,710,611)
Income Taxes                                               --               --               --               --                900
                                                   ------------     ------------     ------------     ------------     ------------
Net Income (Loss) After Taxes                      $   (167,326)    $     11,347     $   (463,983)    $   (490,972)    $(14,711,511)
                                                   ============     ============     ============     ============     ============

Weighted Average Shares
  Outstanding                                        38,233,229       34,980,523       37,446,481       34,359,643
                                                   ============     ============     ============     ============

Loss Per Share                                     $       --       $       --       $      (0.01)    $      (0.01)
                                                   ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                       (Unaudited)                   July 5, 1996
                                                                For the Nine Months Ended            Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (463,983) $         (490,972) $      (14,711,511)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating
activities:
     Stock issued for general and administrative                          -              63,545             963,660
     Stock issued for research and development                            -              47,850              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -            (261,246)            486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -              24,700             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                   30,475             129,877           1,892,606
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets &                           (1,000)            (24,335)             86,623
prepaids
     Increase (decrease) in accounts payable                        (75,966)            (16,540)            182,095
     Increase (decrease) in accrued liabilities                     266,524             358,410           1,852,222
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (243,950)           (168,711)         (9,208,007)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -               2,293            (587,801)
Acquisition/Sale of patents                                            (588)            328,888              44,457
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                  (588)            331,181            (530,969)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                       (Unaudited)                  July 5, 1996
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                       262,625              65,120           6,609,172
Proceeds from loans                                                       -               2,374           3,455,188
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                         (458)            (11,000)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           262,167              56,494           9,755,105
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                17,629             218,964              16,129
Cash and Cash Equivalents at Beginning of the
          Year                                                       23,174               1,916              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $          40,803  $          220,880  $           40,803
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              900

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $463,983 for the nine months ended September 30, 2005, losses of approximately $490,972 for the nine months ended September 30, 2004, and losses of approximately $18,045,000 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of September 30, 2005, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the nine months ended September 30, 2005 and 2004 are not presented as it would be anti- dilutive. At September 30, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 9,186,335 and 9,283,766, respectively.

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

         Depreciation expense was $2,733 and $3,146 for the nine months ended September 30, 2005 and 2004, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 -14 years.

         Amortization expense was $27,739 and $126,732 for the nine months ended September 30, 2005 and 2004, respectively.

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

         On October 1, 2004, the Company began leasing approximately 144 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments are approximately $225 per month.

         In August 2000, the Company entered into a lease agreement for the rental of a postage meter. The lease expires in August 2006. The monthly lease payments due on the above lease is approximately $110. During the third quarter, the Company settled this lease and is no longer making payments.

         The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-------------------------------------------
         2005                                             $            -
         2006                                                          -
         2007                                                          -
         2008                                                          -
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $            -
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

         During the nine months ended September 30, 2005 and 2004, the Company expended $0 and $93,127 respectively for research and development of the technology involved with its patents.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS

OLSON HOLDINGS, INC. LOANS TO THE COMPANY

         Olson Holdings, Inc. made a $150,000.00 unsecured loan to the Company on February 26, 2001. This note has a six-month term at 10% annual interest maturing on August 26, 2001. The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior). At September 30, 2005, the total amount due on this note was $240,281.

         Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,835.84. This note has an annual interest rate of 8% and matures on January 7, 2004. An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005. At September 30, 2005, the total amount due on this note was $2,446.

OLSON FOUNDATION LOANS TO THE COMPANY

         Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 15, 2002. Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At September 30, 2005, the total amount due on this note was $108,538.

         Olson Foundation loaned the Company $90,000 on July 30, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 30, 2002. Principal and all due and unpaid interest are to be paid on January 30, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At September 30, 2005, the total amount due on this note was $161,887.

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned. At September 30, 2005, the total amount due on these loans was $23,616.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At September 30, 2005, the total amount due on these loans was $2,447,872.

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At September 30, 2005, the total amount due on this loan was $109,022.

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder. At September 30, 2005, the total amount due on this loan was $338,598.

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
             =============                                    ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At September 30, 2005, the total amount due on these loans is $47,628.

         The Arbinger Institute has also made additional loans to the Company to pay for storage space. The total amount of these loans is $1,595 plus accrued interest of $113. These loans were converted to common stock on September 11, 2003. As of September 30, 2005, the stock has not been issued due to administrative reasons.

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         On October 8, 2003, D. Paul Smith, a member of the Board of Directors, loaned the Company $2,500. This note is payable within two years plus interest at 8% per annum. In conjunction with the note, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date. At September 30, 2005, the total amount due on this loan was $2,911.

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

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At September 30, 2005, the total amount due on these loans is $59,019.

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

         As  of  September  30,  2005,   6,805,330   options  were  outstanding.
Compensation expense charged to operations for the three months ended September 30, 2005 and 2004 is $0 and $0.

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
                                                                ==================      =================

         The following table sets forth the options and warrants outstanding as of September 30, 2005.


                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price                Fair
                                                                                                                  Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2004                                                 6,861,584      $               0.77
Granted, Exercise price more than fair value                             1,850,000                      0.29                0.08
Granted, Exercise price less than fair value                                     -                      -                   -
Expired                                                                 (1,906,254)                     -
Exercised                                                                        -                      -
                                                                ------------------
Options & warrants outstanding,
       September 30, 2005                                                6,805,330      $               0.54
                                                                ==================      =================

         Exercise prices for optioned shares and warrants outstanding as of September 30, 2005 ranged from $0.01 to $2.75. A summary of these options by range of exercise prices is shown as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)


                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.01                121,213    $          0.01               121,213     $                0.01        11 months
0.06                            3,467,000               0.06             3,467,000                      0.06         3 years
0.065                             400,000              0.065               400,000                     0.065        2.5 years
0.23                              200,000               0.23               200,000                      0.23        2.5 years
0.50                              100,000               0.50               100,000                      0.50         1 month
0.50                              950,000               0.50               950,000                      0.50       2.75 years
0.54                               60,000               0.54                60,000                      0.54         6 years
0.66                               30,303               0.66                30,303                      0.66         1 year
1.00                              539,814               1.00               539,814                      1.00       1 - 3 years
2.75                              937,000               2.75               937,000                      2.75         2 years


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

Company in Utah of the amount of said judgement. The Company has filed an action to dismiss said Utah judgement on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgement was granted. This judgment has been included in the financial statements as part of accrued liabilities at September 30, 2005 and December 31, 2004.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of September 30, 2005 and December 31, 2004.

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

         On July 2, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

         On July, 5, 2005, the Company issued 50,000 shares of common stock for cash of $12,500.

         On August 4, 2005, the Company issued 100,000 shares of common stock for cash of $25,000.

         On August 26, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

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

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the nine months ended September 30, 2005 and 2004, the Company had net losses of $463,983 and $490,972, respectively. This decrease in the loss is primarily due to a decrease in operations.

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

         Cash flows. Operating activities used cash of $243,950 and $168,711 for the nine months ended September 30, 2005 and 2004, respectively. The increase in the use of cash is due primarily to the partial payment of the Company's liabilities.

         Investing activities have used cash of $588 and provided cash of $331,181 for the nine months ended September 30, 2005 and 2004, respectively. Investing activities primarily represent purchases or disposal of patents relating to the electronic in-store advertising, directory and coupon devices, and purchases or disposal of office equipment.

         Financing activities provided cash of $262,167 and $56,494 for the nine months ended September 30, 2005 and 2004, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         On July 2, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.

         On July 5, 2005, the Company issued 50,000 shares of common stock for cash of $12,500.

         On August 4, 2005, the Company issued 100,000 shares of common stock for cash of $25,000.

         On August 26, 2005, the Company issued 200,000 shares of common stock for cash of $50,000.




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

DATE:      November 14, 2005


By:  /s/ Danny Warner
Danny Warner
Interim President

By:  /s/ D. Paul Smith
    ---------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer