Form 10KSB
period 2005-12-31
KLEVER MARKETING INC
filed 2006-05-05
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  To
                              -----------------


Commission file number   0-18834

                             KLEVER MARKETING, INC.
                 (Name of small business issuer in its charter)

           Delaware                                                36-3688583
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


             3785 South 700 E Second Floor Salt Lake City, UT 84106
              (Address of principal executive offices) (zip code)


Issuer's telephone number                               (801) 263-0404
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
                                                                     ---

     As of March 31,  2006,  there were  38,190,620  (1 vote per share)  Common,
3,931,920  Class  A,  21,996,372  Class  B, and  1,397,761  Class C  Convertible
Preferred, for a preferred and common share total of 46,300,427 votes. All shares have a par value of $0.01. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,244,764 computed at the closing price as of March 31, 2006. The number of preferred and common shares held by non-affiliates of the Registrant total 28,389,585votes.


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

         Transitional Small Business Disclosure Format (check one): Yes [ ] ; No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ X ] Yes [ ] No

                                TABLE OF CONTENTS


Item Number and Caption                                                                                     Page
                                                   PART I

Item 1.     Description of Business                                                                         1

Item 2.     Description of Property                                                                         1

Item 3.     Legal Proceedings                                                                               2

Item 4.     Submission of Matters to a Vote of Security Holders                                             2


                                                  PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                        2

Item 6.     Management's Discussion and Analysis or Plan of Operations                                      4

Item 7.      Financial Statements                                                                           6

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                       6

Item 8A.    Controls and Procedures                                                                         7

                                                  PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                           7

Item 10.   Executive Compensation                                                                           10

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                   12

Item 12.   Certain Relationships and Related Transactions                                                   16

Item 13.   Exhibits and Reports on Form 8-K                                                                 13

Item 14.   Principal Accountant Fees & Services                                                             21

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



                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company currently leases approximately 700 square feet of office space from Poulton & Associates.. The rent payments are approximately $200 per month. The office space is used as the corporate headquarters. It is located at 3785 S 700 2nd Floor East Salt Lake City, UT 84106.

                            ITEM 3 LEGAL PROCEEDINGS


         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. The judgment is in relation to a consulting agreement between eiKart, LLC. and the Company. Pursuant to the judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2005.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. The judgment was in relation to parts purchased by the Company. This judgment has been included in accounts payable as of December 31, 2005.

         On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical. The complaint contested Klever Marketing's cancellation of an attempted deal with S&C medical in December of 2001. On January 13, 2006, Klever Marketing answered there complaint and filed a counter claim against S&C Medical. This matter is still in the process of being resolved.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders during 2005.


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

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                 2005:                             HIGH                 LOW
First Quarter                                         $0.12               $0.04
Second Quarter                                        $0.15               $0.04
Third Quarter                                         $0.19               $0.04
Fourth Quarter                                        $0.12               $0.06

                 2004:                             HIGH                 LOW
First Quarter                                         $0.30               $0.10
Second Quarter                                        $0.15               $0.04
Third Quarter                                         $0.13               $0.04
Fourth Quarter                                        $0.15               $0.06

          The number of shareholders of record of the Company's common stock as of March 31, 2006 was approximately 847.

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

         On April 12, 2005, the Company issued 100,000 shares of common stock for cash of $3,000.

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

         On December 28, 2005, the Company issued 40,000 shares of common stock for cash of $10,000.

         On December 31, 2005, the Company issued 92,500 shares of common stock for expenses of $23,125.

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

         To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2005, the Company believes that all reporting persons complied with all Section 16(a) filing requirements, except that: Olson Foundation missed and a Form 5; Olsen Legacy Trust missed a Form 5 filing; Presidio

                                        8
                                        9
 missed one a Form 5; Michael L. Mills missed a Form 5; C. Terry Warner missed a Form 5; D. Paul Smith missed a Form 5; William C. Bailey missed a Form 5;; and Seabury missed a Form 5, Danny Warner missed a Form 4 and a Form 5, Richard King missed a Form 3 and a From 5, Arthur Portugal missed a Form 3, a Form 4 for two transactions and a Form 5, Paul Begum missed a form 4 filing for two transactions and missed s Form 5,


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

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

BUSINESS DEVELOPMENT, NEXT 12 MONTHS

As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to obtain sufficient financing to permit the Company to commence active business operations. Absent obtaining such financing, the Company's plan is to continue to obtain sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such operation's financing. Currently, the Company has sufficient liquid assets to permit current restricted operations to continue for one month. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of such period.
In the event such operational funding is obtained, then the Company plans to work with Fujitsu Transaction Solutions to: 1) sign up two pilot store retail chains to test the U-SCAN Shopper system for an initial 60-90 days; 2) begin expanding the installed base within the pilot store retailer to approximately 35 store in the fourth quarter of 2006; 3) Develop additional revenue generating products including electronic couponing; 4) Continue defense of the Klever patent portfolio where violations are evident. Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

RESULTS OF OPERATIONS - THE Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the years ended December 31, 2005 and 2004, the Company had net losses of $736,913 and $632,293, respectively. This increase in the loss is primarily due to a write-off of assets.

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

         Cash flows. Operating activities used cash of approximately $280,000 and $349,000 for 2005 and 2004 respectively. The decrease in the use of cash is due primarily to a decrease in operations.

         Investing activities have used cash of approximately $13,000 for 2005, and provided cash of approximately $314,000 for 2004. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment. The cash provided in 2004 was primarily due to the sale of the Company's patents.

         Financing  activities  provided  cash  of  approximately  $274,000  and
$56,000  for  2005  and  2004,  respectively.   Financing  activities  primarily
represent sales of the Company's restricted stock, and short term borrowings.

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

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on this evaluation as of December 31, 2005, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME    AGE      OFFICE             TERM EXPIRES

Arthur Portugal    64       President          Next annual shareholder meeting
Daniel Warner      33       EVP Business       (resigned as of 3-31-06)
                            Development        Next annual shareholders meeting
D. Paul Smith      59       CFO/Secretary/
                            Treasurer          Next annual shareholder meeting

William C. Bailey  70       Chairman           Next annual shareholder meeting
Michael L. Mills   42       Director           Next annual shareholder meeting
C. Terry Warner    68       Director           Released on 3-24-06
Dick King          53       Director          Next annual shareholder meeting
John T. Zaccheo    79       Director           Next annual shareholder meeting
-------------------------------------------------------------------------------

Arthur Portugal, age 64, joined the company in November 2005 as President of Klever Marketing, He brings with him more then 20 years experience in the retail merchandising and marketing industries with a strong emphasis in sales, customer management and operations. Most recently Art served as Vice President of Business Development for Storecast Merchandising Corp., a retail merchandising company, responsible for expanding the companies business, targeting potential acquisitions, securing new merchandising assignments and developing new vendor relationships. Art also served for three year as President of Fieldflex USA, a third party in-store merchandising and reset organization and two years as President and CEO of One-Source Industries, LLC, a company specializing in point of purchase design, point of sale displays and custom packaging. He also spent fourteen years Executive Vice President of Client Services for PIA Merchandising Company. Art is a current advisor and former President of The Illuminators, a grocery industry trade association affiliated with the Western Association of Food Chains and the California Grocers Association. Art also serves on a number of other retail, merchandising and trade associations.

         D. Paul Smith, age 59, served as a director of the company from November 2000 until July 2005 , he served as Chairman of the board from January 2001 until July 2005. Smith continues to serve as served as CFO, Secretary and Treasurer and has since October 2001. On November 18, 2002, Mr. Smith resigned his position as Vice-President when William J. Dupre assumed the role of Executive Vice-President.

         Daniel L. Warner, age 33, joined the Company as Executive Vice-President of Business Development in February 2004. From July of 2005, until November 2005, Warner served as Interim President. On March 31, 2006 Warner resigned as Executive Vice-President of Business Development.

         William J. Dupre, age 53, joined the Company as Chief Operating Officer and Executive Vice-President in November 2002. Mr. Dupre was appointed President and COO in December 2003, and in May 2005 resigned.

         William C. Bailey, age 70, was elected as a director of the Company in June 1994. Since July of 2005, Mr. Bailey has been serving as Chairman of the Board. Mr. Bailey is also President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies. Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association's President in 1978 and again in 1990. He received the industry's first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989. He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust. He is a lifetime member of the Board of Trustees for the Utah Symphony Opera, having served as Chairman from 1999-2002. He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah's Fine Art's Advisory Board. He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

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

         C. Terry Warner, Ph.D., age 68, became a member of the Company's Board in September 2001 and was release from the board on March 31, 2006. Mr. Warner is a longtime shareholder in the Company. Mr. Warner is the founder of The Arbinger Institute. He received his Ph.D. in philosophy from Yale University, and has been a senior member of Linacre College, Oxford University. He taught at the university level for over thirty years and has been Dean of the College of General Studies at Brigham Young University. Mr. Warner has served as a consultant and advisor to executives and managers of about fifty companies, and has served on boards in the steel, petrochemical, thrift, and health care industries.

         Richard L. King joined Klever's Board of Directors in July of 2005, bringing with him extensive experience in the retail food industry, including 36-years at Albertsons, where he last served as the grocery retailer's President and COO. As President, King was responsible for a $16 billion operation, nearly 1,000 stores and 100,000 employees. King has also served as President of Associated Retail Stores, as well as President and CEO of Labor Ready, a leading provider of dependable temporary manual labor to light industry and small business markets. King has served on the Board of Directors for Albertsons, TJ International, and Deluxe Ice Cream, and is currently on the Board of Directors for Western Association of Food Chains, and the Associated Retail Stores.

         JOHN T.  ZACCHEO  JOINTED THE BOARD OF  DIRECTORS  IN MARCH,  2006.  HE
CURRENTLY SERVES AS President of the Equity Capital Management, Inc., an investment company managing trust holdings. John also owns Mr. Z's restaurant in Salt Lake City. For 22 years he was corporate manager of engineering for a division of Tenneco, with responsibility for managing a team of engineers and a yearly expansion program ranging from $56 million to $61 million per year. He has also been a land developer in Aspen, CO. John participated in extensive management development courses and training while at Tenneco. John has also been a member of Rotary International for 40 years.

AUDIT COMMITTEE

         As of December 31, 2005, the Company had one active board committee, the Audit and Compliance Committee. D. Paul Smith, Michael L. Mills and Terry Warner are on this committee. The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10KSB and all audited financials.

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

          (a)               (b)          (c)              (d)       (e)           (f)          (g)             (h)         (i)
                                                                   Other                   Securities
                           Year                                    Annual      Restricted  Underlying                   All Other
                           Ended                                  Compen-        Stock      Options/           LTIP      Compen-
       Name and            Dec.        Salary            Bonus     sation       Award(s)      SAR's          Payouts      sation
  Principal Position        31         ($)(1)             ($)       ($)           ($)         (no.)            ($)         ($)


RICHARD J. TROUT           2003                 -              -         -              -    1,027,616   1           -           -
 Former President          2004                                                                200,000

D. PAUL SMITH              2005                 -              -         -              -            -               -           -
 Chairman/CFO/             2004                 -              -         -              -      200,000   2           -           -
 Sec/Treasurer             2003                 -              -         -              -    1,168,333               -           -
 Exec Vice-President

WILLIAM J. DUPRE           2005         $  62,000  3           -         -              -            -               -           -
 President/COO             2004         $ 122,250              -         -              -            -               -           -
                           2003         $  50,000              -         -              -      400,000               -           -

ARTHUR PORTUGAL            2005                 -              -         -        $23,822      195,288   4           -           -
 President



(1) Richard J. Trout was named President in October 2001. Mr. Trout resigned as President on December 3, 2003.
(2) D. Paul Smith joined the Company in October 2001 as Chief Financial Officer, Vice-President, Corporate Secretary, and Treasurer. Mr. Smith resigned as Vice-President when William J. Dupre assumed that position in November 2002. Mr Smith served as Chairman of the Board from January 2001 until July 2005.
(3) William Dupre joined the Company in November 2002 as Chief Operating Officer and Executive Vice-President, on December 3, 2003 was named President of the Company. On May 1, 2005, Mr Dupre resigned from the Company.
(4) Arthur Portugal joined the company as President in Novemeber 2005. The $23,822 worth of restricted stock that Portugal received in 2005, equates to 195,288 in Klever restricted stock, which was granted in place of the payroll that he had accrued from November 14, 2005 until December 31, 2005 at a share price of $0.25. As part of the same transaction, Portugal also received the same amount of options for a three year period and a strike price of $0.50.


AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND YEAR END OPTION/SAR VALUES

         The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year to the chief executive officer, chief financial officer, and directors of the Company.

--------------------------- ---------------- -------------- ----------------------------------- -----------------------------------
           Name                 Shares           Value       Number of Securities Underlying    Value of Unexercised in-the-money
                              Acquired on    Realized ($)          Unexercised Options                   options ($) (a)
                               exercise

--------------------------- ---------------- -------------- ----------------------------------- -----------------------------------
--------------------------- ---------------- -------------- --------------- ------------------- --------------- -------------------
                                                             Exercisable      Unexercisable      Exercisable      Unexercisable
--------------------------- ---------------- -------------- --------------- ------------------- --------------- -------------------
Arthur Portugal                    0              $0           150,288            75,000            $4,000              $0
--------------------------- ---------------- -------------- --------------- ------------------- --------------- -------------------
Richard King                       0              $0           225,000      -                       $4,000              $0
--------------------------- ---------------- -------------- --------------- ------------------- --------------- -------------------

(a) Based on the closing price of the Company's Common Stock on March 31, 2006 at $.16 per share

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 46,722,144 votes as of March 31, 2006, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                # OF
NAME AND ADDRESS                NATURE OF                       SHARES
OF BENEFICIAL OWNERS            OWNERSHIP                       OWNED                   PERCENT
DIRECTOR

PRINCIPAL SHAREHOLDERS
----------------------
Paul G. Begum                   Direct (2)                       3,158,807
P.O. Box 58045                  Preferred Shares (2)               126,302
Salt Lake City, UT 84158        Options/Warrants                   257,000
                                                                ----------
                                            Total                 3,542,109                7.61%
                                                                ==============================

Olson Foundation                Direct (1)                       4,101,838
2220 Eastridge Ave              Preferred Shares (1)             3,946,953
Riverside, CA 92507             Convertible Debt (1)             9,242,163
                                                                 ---------
                                            Total                17,908,409               31,89%
                                                                ================================

C. Terry Warner                 Direct (3)                       2,526,574
1278 Locust Lane                Options (3)                        575,033
Provo, UT 84604                 Convertible Debt (3)                12,373
                                                                ----------
                                            Total                3,114,980                6.64%
                                                                ===============================

Presidio Investments LLC        Direct (4)                       1,266,708
3200 North Central Ave          Preferred Shares (4)               347,332
Suite 1560                      Options/Warrants (4)                     0
Phoenix, AZ 85012               Convertible Debt (1)(4)          8,083,344
                                                                ----------
                                            Total                9,697,384               17.83%
                                                                ===============================

Olson Legacy Trust              Direct (4)                       1,266,708
3200 North Central Ave          Preferred Shares (4)               347,332
Suite 1560                      Options/Warrants (1)(4)                  0
Phoenix, AZ 85012               Convertible Debt (4)             8,083,344
                                                                ----------
                                            Total                 9,697,384              17.83%
                                                                ===============================

Olson Holdings                  Direct (1)                         759,765
2220 Eastridge Ave.             Preferred Shares (1)             2,999,684
Suite B                         Options/Warrants (1)               239,613
                                                               -----------
Riverside, CA 92507                         Total                3,999,062                8.59%
                                                               ================================


Seabury Investors III           Preferred Shares                 4,036,552
540 Madison Avenue              Warrants                           106,061
New York, NY 10022              Convertible Debt (5)             1,521,487
                                                               -----------
                                            Total                5,664,100               11.82%
                                                               ================================

                                                                # OF
NAME AND ADDRESS                NATURE OF                       SHARES
OF BENEFICIAL OWNERS            OWNERSHIP                       OWNED                   PERCENT
DIRECTOR

PRINCIPAL SHAREHOLDERS
----------------------

Zedeka. LLC                     Direct                           3,252,771
(formerly Primavera)                                                                      7.03%
1278 Locust Lane                                               ================================
Provo, UT 84604

Arbinger                        Direct                           3,490,756
Gateway Park Tower              Options/Warrants                    47,733
563 W 500 S                     Convertible Debt                    49,491
Suite 200                                                      -----------
Woods Cross, UT 84087                       Total                3,587,980                7.73%
                                                               ================================

William Bailey                  Direct                           3,244,914
3889 E. Brockbank Dr.           Options/Warrants                   520,000
Salt Lake City, UT 84124                                       -----------
Salt Lake City, UT 84124                    Total                3,764,914                8.04%
                                                               ================================

D. Paul Smith                   Direct (6)                       1,041,301
747 W. Sheringham Ct.           Options/Warrants (6)             1,183,867
Farmington, UT 84025            Convertible Debt (6)                15,398
                                                               -----------
                                            Total                2,240,566                4.72%
                                                               ================================

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

William Bailey                  Direct                           3,244,914
3889 E. Brockbank Dr.           Options/Warrants                   520,000
                                                                ----------
Salt Lake City, UT 84124            Total                        3,764,914                8.04%
                                                                ===============================

C. Terry Warner                 Direct (3)                       2,526,574
1278 Locust Lane                Options (3)                        575,533
Provo, UT 84604                 Convertible Debt (3)                12,373
                                                                ----------
                                            Total                3,114,980                6.64%
                                                                ===============================

D. Paul Smith                   Direct (6)                      1,041,301
747 W. Sheringham Ct.           Options/Warrants (6)            1,183,867
Farmington, UT 84025            Convertible Debt (6)               15,398
                                                                ---------
                                            Total                2,240,566                4.72%
                                                                ===============================

Richard King                    Direct                                  0
 2688 W. Primeland Dr.          Options/Warrants                  225,000
N. Salt Lake City, UT 84054                 Total                 425,000                 0.50%
                                                                ===============================

                                                                # OF
NAME AND ADDRESS                NATURE OF                       SHARES
OF BENEFICIAL OWNERS            OWNERSHIP                       OWNED                   PERCENT
DIRECTOR

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

Arthur Portugal                 Direct                                  0
515 Vista Montana               Options/Warrants                  235,288
                                                                ---------
Salt Lake City, UT 84124                    Total                 370,576                 0.51%
                                                                ===============================

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (5
PERSONS)                        Direct                          6,812,789
                                Options/Warrants                2,739,688
                                Convertible Debt                   27,771
                                                                ---------
                                            Total               9,580,248                20.41%
                                                                ===============================

(1) Michael Mills is president of Olson Holdings, Inc., executor of the Estate of Peter Dean Olson, trustee of the Olson Foundation, he has voting and investment control but disclaims any pecuniary interest. For The Olson Foundation, Mr. Mills is one of four trustees and does not have voting or investment power because of a majority-vote rule relation to the Foundation. The Olson ownership includes 759,765 Shares held by Olson Holdings, 1,123,603 Shares held by the Olson Foundation, 928,580 Shares held by the Estate of Peter D. Olson, and 23,182 Shares held by Mr. Mills. The Olson ownership also includes Preferred Stock that, as of March 31, 2005 would convert 3,946,953 votes held by Presidio (347,332 votes), Olson Holdings (2,999,684 votes) and Olson Foundation (598,937 votes). Ownership includes warrants covering 105,455 Shares held by Olson Foundation, and options covering 512,000 Shares held by Mr. Mills. Convertible debt held by Olson Foundation and affiliates in the amount of 9,242,163 shares may also be converted as of March 31 2005 into 1,152,819 Shares held by Olson Foundation and 8,083,344 shares held by Presidio.

(2) Mr. Begum's ownership includes 2,427,089 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer and principal shareholder; and 506,864 shares held by PSF, Inc., a private company of which Mr. Begum is President and principal shareholder. Mr. Begum's ownership also includes Class A Convertible Preferred Shares that would convert to 126,302 Shares as of March 31, 2006

(1) Mr. Warner's ownership includes 12,500 Shares held by C. Terry Warner; 3,252,771 Shares held by Primavera, Ltd, (now called Zedeka, LLC), a limited partnership of which Mr. Warner is a passive member owning one
         (1) percent and Susan Warner, his spouse, who owns forty-nine (49) percent; 15,000 shares by Susan Warner, his spouse and 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Warner is a director and twenty-five (25) percent shareholder; options covering 576,033 shares and convertible debt held by Mr. Warner that may be converted into 12,373 shares as of March 31 2005.
(2) Presidio Investments, of which William J. Howard is the single member, and Olson Legacy Trust, of which William J. Howard is the sole trustee, ownership includes 94,858 Shares held by Presidio Investments LLC.; 347,332 Shares should the Class A Convertible Preferred Shares held by

         Presidio Investments LLC. be converted as of March 31, 2005; Olson Legacy Trust, of which William J. Howard is the sole trustee,. In addition to the total Presidio and Olson Legacy Trust ownership, convertible debt held by Presidio Investments may be converted into 8,083,344 Shares as of March 31, 2005.

(3) In addition to the total Seabury ownership, convertible debt held by Seabury Investors III, Limited Partnership could be converted into 1,521,487Shares as of March 31, 2005

(4) Mr. Smith's ownership includes 168,612 shares held by D. Paul Smith; 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Smith is a director, officer and twenty-five (25) percent shareholder; options covering 1,183,867 shares and convertible debt held by Mr. Smith that may be converted into 15,398 shares as of March 31,2005.


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

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

ARBINGER LOANS TO THE COMPANY

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.

                                                                  COMMON
                                                                  STOCK
                               ANNUAL                            OPTION #     OPTION STRIKE
    DATE      PRINCIPAL     INTEREST RATE    MATURITY DATE        SHARES         PRICE
---------------------------------------------------------------------------------------------
  09/12/03     $10,040.00       8.00%           09/12/05             16,733      $1.00
  09/17/03        $471.73       8.00%           09/17/05                786      $1.00
  09/25/03      $4,500.00       8.00%           09/25/05              7,500      $1.00
  09/26/03         $80.95       8.00%           09/26/05                135      $1.00
  10/01/03         $79.00       8.00%           10/01/05                132      $1.00
  11/01/03         $79.00       8.00%           11/01/05                132      $1.00
  11/26/03     $10,000.00       8.00%           11/26/05             16,667      $1.00
  12/02/03         $79.00       8.00%           12/02/05                132      $1.00
  12/15/03     $13,000.00       8.00%           12/15/05             21,667      $1.00
  12/24/03      $2,750.00       8.00%           12/24/05              4,583      $1.00
             -------------                                   ---------------
   Total       $41,079.68                                            68,467
             =============                                   ===============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses.

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         On October 8, 2003, D. Paul Smith, a member of the Board of Directors, loaned to the Company $2,500 In conjunction with this loan, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date.


                             ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report..............................................................F-1

Balance Sheets
   December 31, 2005 and 2004.............................................................F-2

Statements of Operations
   For the Years Ended December 31, 2005 and 2004
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2005...................................................................F-4

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2005 ...............F-5

Statements of Cash Flows
   For the Years Ended December 31, 2005 and 2004
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2005..................................................................F-13

Notes to the Financial Statements........................................................F-15

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

         (b)      REPORTS FILED ON FORM 8-K

         On July 27, 2005, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. The 8-K reported that Paul Smith was stepping down as Chairman and as a director, Bill Dupre had resigned as President, Richard King was appointed to the board, .and Danny Warner was appointed as Interim-President

         On December 19, 2005, the Company filed a Form 8-K under Item 8.01, Other Events. The 8-K announced that Klever Marketing received notice that they were named in a lawsuit filed by Dennis Shepherd, one of two individual shareholders of S&C Medical

         On January 6, 2006, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, announcing that Arthur Portugal had been appointed as President of the Company, replacing Danny Warner who has been serving as Interm-President and will continue on as EVP of Business Development. It was also announced that Ted File has been appointed to the board.

         On January 25, 2006, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, announcing that they have moved their office, and that Ted File had not yet accepted the board position..

         On April 5, 2006, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, and Item 8.01, Other Events, announcing that Terry Warner had been released from the board of Directors, and John Zaccheo had been appointed to the board. As of March 31, 2006 Danny Warner resigned as Executive Vice President of Business Development. They also announced that Klever had moved their corporate headquarters.

                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:

                         Service               2005                   2004
              Audit Fees                        $16,475                $20,375
              Audit-Related Fees                      -                      -
              Tax Fees                              192                    150
              All Other Fees                          -                      -
              Total                             $16,667                $20,525

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

                             KLEVER MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS

                                                                                             Page

Independent Auditor's Report...................................................................F-1

Balance Sheets
   December 31, 2005 and 2004..................................................................F-2

Statements of Operations
   For the Years Ended December 31, 2005 and 2004
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2005........................................................................F-4

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2005 ....................F-5

Statements of Cash Flows
   For the Years Ended December 31, 2005 and 2004
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2005.......................................................................F-13

Notes to the Financial Statements.............................................................F-15

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

         We have audited the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the two years ended December 31, 2005, and the cumulative period from July 5, 1996 (inception of development stage) to December 31, 2005, and the statement of stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
April 28, 2006

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS


                                                      December 31,
ASSETS                                          2005                2004
------
                                         ------------------  ------------------
Current Assets
     Cash                                $            3,892  $           23,174
     Prepaid Expense                                    750                 750
     Other Receivable                                25,865              25,865
                                         ------------------  ------------------
          Total Current Assets                       30,507              49,789
                                         ------------------  ------------------

Fixed Assets
     Office Equipment                                92,964              92,964
     Less Accumulated Depreciation                  (92,964)            (89,319)
                                         ------------------  ------------------
          Net Fixed Assets                                -               3,645
                                         ------------------  ------------------

Other Assets
     Patents                                        767,830             755,089
     Less Accumulated Amortization                 (767,830)           (727,938)
                                         ------------------  ------------------
          Net Other Assets                                -              27,151
                                         ------------------  ------------------

          Total Assets                   $           30,507  $           80,585
                                         ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2005                2004
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          307,591  $          343,765
     Accrued Liabilities                                                              2,050,447           1,624,295
     Related Party Payables                                                           2,129,128           2,127,564
     Notes Payable                                                                       45,000              45,000
     Short-term Notes Payable                                                                 -                 458
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   4,532,166           4,141,082
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par value $.01), 2,000,000 shares authorized
          168,434 issued and outstanding December 31, 2005
          and December 31, 2004                                                           1,684               1,684
     Common Stock (Par Value $.01), 20,000,000 shares
          authorized 38,523,120 shares issued and outstanding
          at December 31, 2005 and 36,640,620 shares issued
          and outstanding at December 31, 2004                                          385,231             366,406
     Common Stock to be issued, 469,752 shares at
          December 31, 2005 and 2004                                                      4,698               4,698
     Treasury Stock, 1,000 shares at December 31, 2005 and 2004                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,440,954          13,164,028
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (14,984,441)        (14,247,528)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (4,501,659)         (4,060,497)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $           30,507  $           80,585
                                                                             ==================  ==================






    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                   July 5, 1996
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                               2005                2004               Stage
                                                        ------------------  ------------------  ------------------
Revenue                                                 $                -  $                -  $          256,000
                                                        ------------------  ------------------  ------------------

Expenses
  Sales and marketing                                               37,662                   -             155,208
  General and administrative                                       461,066             686,776           9,401,447
  Research and development                                               -              69,765           4,529,656
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                498,728             756,541          14,086,311
                                                        ------------------  ------------------  ------------------

Other income (expense)
  Other income                                                     150,082             278,635             428,717
  Interest income                                                        -                   -              18,902
  Interest expense                                                (388,167)           (415,425)         (1,819,188)
  Gain (Loss) on disposal of assets                                      -             261,138              26,947
  Capital gain on sale of investments                                    -                   -             191,492
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                 (238,085)            124,348          (1,153,130)
                                                        ------------------  ------------------  ------------------

Income (Loss) Before Taxes                                        (736,813)           (632,193)        (14,983,441)

Income Taxes                                                           100                 100               1,000
                                                        ------------------  ------------------  ------------------

Net Income (Loss) After Taxes                           $         (736,913) $         (632,293) $      (14,984,441)
                                                        ==================  ==================  ==================

Weighted Average Shares
  Outstanding                                                   37,672,182          34,899,606
                                                        ==================  ==================

Loss Per Share                                          $           (0.02)  $           (0.02)
                                                        ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                           From
                                                                               Common      Paid in                     July 5, 1996
                                                                               Stock      Capital in                   Inception of
                               Preferred Stock     Common Stock     Treasury   to be      Excess of       Retained     Development
                              ---------------- -------------------
                               Shares   Amount    Shares    Amount    Stock    Issued     Par Value        Deficit        Stage
                              -------- ------- ---------- --------  -------- -------- ----------------  -------------  ------------
Balance December 31, 1995      247,100 $ 2,471 12,210,949 $122,109  $      - $      - $     74,022,028  $(103,351,248) $          -
January 1996 shares issued
   in connection with merger  (247,100) (2,471)(3,784,905) (37,849)        -    5,059      (70,257,358)   100,017,463

Shares issued for cash at
   $0.50 - 3.00  per share           -       -    314,287    3,143         -        -          507,932              -             -

Shares issued in exercise of
   options at $1.00 - $1.25
   per share                         -       -    130,000    1,300         -        -          136,200              -             -

Shares issued for services at
   $1.25 per share                   -       -     14,282      143         -        -           17,710              -             -

Shares issued for receivable
   at $1.00 - 3.00 per share         -       -          -        -         -      407          101,543              -             -

Shares issued to officer and
   employee for patents              -       -          -        -         -    2,250          130,500              -             -

Net Loss                             -       -          -        -         -        -                -              -      (831,814)
                              -------- ------- ---------- --------  -------- -------- ----------------  -------------  ------------

Balance December 31, 1996            -       -  8,884,613   88,846         -    7,716        4,658,555     (3,333,785)     (831,814)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                             Deficit
                                                                                                            Accumulated
                                                                                                                From
                                                                          Common   Paid in                  July 5, 1996
                                                                           Stock Capital in                Inception of
                               Preferred Stock    Common Stock   Treasury  to be  Excess of    Retained      Development
                               --------------- -----------------
                                Shares  Amount   Shares   Amount   Stock  Issued  Par Value     Deficit         Stage
                               ------- ------- --------- -------  ------ ------- -----------  ----------- ----------------
Shares issued for cash at
   $0.01 - 3.00 per share            - $      -  228,150 $ 2,282  $    - $    49 $   449,976  $         - $              -
Shares issued to officers for
   loans at $0.08 - 1.82
   per share                         -       -   249,444   2,494       -       -      74,287            -                -
Shares issued for services at
   $0.50 - 2.59 per share            -       -    10,398     104       -       -       7,391            -                -
Shares issued to officers for
   patents                           -       -   260,813   2,608       -  (2,250)      1,892            -                -
Shares issued for cash and
   receivables at $1.75 - 2.00
   per share                         -       -    58,286     583       -    (100)     85,267            -                -
Shares issued to VideOcart
   creditors                         -       -    97,610     976       -    (976)          -            -                -
Shares issued for research &
   development at par                -       -         -       -       -     464           -            -                -
Shares issued for employee
   compensation at $2.50
   per share                         -       -     6,000      60       -       -      14,940            -                -
Net Loss                             -       -         -       -       -       -           -            -         (755,594)
                               ------- ------- --------- -------  ------ ------- -----------  ----------- ----------------

Balance December 31, 1997            -       - 9,795,314  97,953       -   4,903   5,292,308   (3,333,785)      (1,587,408)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                       From
                                                                                   Common    Paid in                July 5, 1996
                                                                                    Stock   Capital in              Inception of
                                Preferred Stock        Common Stock     Treasury    to be   Excess of    Retained    Development
                              ------------------- --------------------
                               Shares      Amount   Shares     Amount     Stock     Issued  Par Value     Deficit       Stage
                              ------- ----------- ---------- ---------  --------- -------- ------------  ----------  -------------
Shares issued for cash at
   $1.50 - 3.00 per share           - $         -    294,059 $   2,941  $       - $   (100)$    612,416           -              -
Shares issued for services at
   $2.00 - 7.80 per share           -           -     13,648       136          -        -       43,590           -              -
Shares issued for employee
   compensation at $2.19 -
   3.06 per share                   -           -      4,363        44          -        -        9,954           -              -
Shares issued for accounts
   receivable at $1.50 - 2.12
   per share                        -           -    129,437     1,294          -        -      209,671           -              -
Shares issued for 1,500
   shares of Avtel stock at
   $3.00 per share                  -           -      4,125        41          -        -       12,334           -              -
Shares issued for research &
   development contract             -           -     46,366       464          -     (464)           -           -              -
Shares issued to officer for
   patent at $2.94 per share        -           -    150,000     1,500          -      250      512,313           -              -
Shares returned at $1.58
   per share                        -           -    (42,493)     (425)         -        -      (66,667)          -              -
Net Loss                            -           -          -         -          -        -            -           -     (1,496,926)
                              ------- ----------- ---------- ---------  --------- -------- ------------  ----------  -------------

Balance December 31, 1998           -           - 10,394,819   103,948          -    4,589    6,625,919  (3,333,785)    (3,084,334)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                      From
                                                                                Common   Paid in                  July 5, 1996
                                                                                 Stock   Capital in                Inception of
                               Preferred Stock     Common Stock       Treasury   to be   Excess of    Retained     Development
                               --------------- --------------------
                               Shares  Amount   Shares     Amount      Stock    Issued  Par Value      Deficit         Stage
                               ------ -------- ---------- ---------  -------- -------- -----------  ----------- ---------------
Shares issued for cash at
   $1.96 - 3.00 per share           - $     -     701,525 $   7,015  $      - $      - $ 1,649,949  $         -               -
Shares issued for employee
   compensation at $1.95 -
   2.34 per share                   -       -       2,995        30         -        -       6,187            -               -
Shares issued for exercise of
   options at $0.52 - .86
   per share                        -       -     238,271     2,383         -        -     200,342            -               -
Shares returned at $0.67-1.58
   per share                        -       -     (62,489)     (625)        -        -    (107,047)           -               -
Net Loss                            -       -           -         -         -        -           -            -      (1,734,623)
                               ------ ------- ----------- ---------  -------- -------- -----------  ----------- ---------------

Balance December 31, 1999           -       -  11,275,121   112,751         -    4,589   8,375,350  $(3,333,785)$    (4,818,957)

Shares issued for cash at
   $1.07 - 2.75 per share           -       -     279,742     2,798         -        -     532,754            -               -
Preferred shares issued for
   cash at $17 - 26 per share  84,576     846           -         -         -        -   1,827,529            -               -
Shares issued for employee
   compensation at $3.99
   per share                        -       -      74,608       746         -        -     296,939            -               -

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                                                         From
                                                                                  Common   Paid in                   July 5, 1996
                                                                                   Stock  Capital in                 Inception of
                                 Preferred Stock       Common Stock      Treasury  to be  Excess of     Retained     Development
                                ----------------- --------------------
                                  Shares   Amount   Shares     Amount     Stock   Issued  Par Value     Deficit         Stage
                                --------- ------- ---------- ---------  -------- ------- -----------  ------------ ---------------
Shares issued for exercise of
   stock options at $0.86 -
   1.07 per share                       - $     -    597,778 $   5,978  $      - $       $   511,931  $          - $             -
Shares issued for accounts
   payable at $2.75 - 3.00
   per share                            -       -      9,488        95         -       -      26,649             -               -
Paid-in capital from treasury
   stock transaction                    -       -          -         -         -       -      16,180             -               -
Shares canceled & converted
   to preferred shares at
   $2.75 per share                      -       -   (100,000)   (1,000)        -       -    (274,000)            -               -
Conversion of note payable


   to preferred shares at
   $26 per share                    9,615      96          -         -         -       -     249,904             -               -
Shares issued that were paid
   for in 1997                          -       -     23,334       233         -    (233)          -             -               -
Shares issued for services at
   $0.89 per share                      -       -      2,697        27         -       -       2,373             -               -
Shares returned at $1.73 -
   2.12 per share                       -       -    (10,000)     (100)        -       -     (19,150)            -               -
Net Loss                                -       -          -         -         -       -           -             -      (4,066,283)
                                --------- ------- ---------- ---------  -------- ------- -----------  ------------ ---------------

Balance December 31, 2000          94,191     942 12,152,768   121,528         -   4,356  11,546,459    (3,333,785)     (8,885,240)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                                                      From
                                                                                 Common   Paid in                 July 5, 1996
                                                                                  Stock   Capital in               Inception of
                                   Preferred Stock       Common Stock   Treasury  to be   Excess of    Retained    Development
                                ------------------ -------------------
                                  Shares    Amount    Shares    Amount    Stock   Issued  Par Value     Deficit        Stage
                                --------- -------- ---------- --------  ------- ------- -----------  ----------- --------------
Shares issued for cash at
   $0.82 per share                      - $      -      4,685 $     47  $     - $     - $     3,795  $         - $            -
Preferred shares issued for
   cash at $6.60 per share          6,061       60          -        -        -       -      39,940            -              -
Preferred shares issued for
   payment of note payable
-49,3186.60 per share              68,182                                                     682
Shares canceled for
   nonpayment                           -        -     (4,694)     (47)       -       -      (9,903)           -              -
Shares issued for research &
   development expenses at
   $1.00 per share                      -        -     15,000      150        -       -      14,850            -              -
Shares issued for general &
   administrative expenses at
   $0.66 per share                      -        -    507,048    5,070        -       -     329,581            -              -
Shares returned to Company
   for accounts receivable of
   $98,375                              -        -          -        -   (1,000)      -     (97,375)           -              -
Net Loss                                -        -          -        -        -       -           -            -     (2,342,405)
                                --------- -------- ---------- --------  ------- ------- -----------  ----------- --------------

Balance December 31, 2001         168,434    1,684 12,674,807  126,748   (1,000)  4,356  12,276,665   (3,333,785)   (11,227,645)

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                      From
                                                                                Common   Paid in                  July 5, 1996
                                                                                 Stock  Capital in                Inception of
                                 Preferred Stock        Common Stock   Treasury  to be  Excess of     Retained     Development
                                 --------------- --------------------
                                  Shares  Amount   Shares     Amount     Stock  Issued  Par Value      Deficit         Stage
                                 ------- ------- ---------- ---------  -------- ------ -----------  ----------- ---------------
Shares canceled for services
   not rendered                        - $     -   (304,229)$  (3,042) $      - $    - $  (197,749) $         - $             -
Cash received for shares that
   have not yet been issued            -       -          -         -         -  3,333      21,667            -               -
Net Loss                               -       -          -         -         -      -           -            -      (1,025,837)
                                 ------- ------- ---------- ---------  -------- ------ -----------  ----------- ---------------

Balance December 31, 2002        168,434   1,684 12,370,578   123,706    (1,000) 7,689  12,100,583   (3,333,785)    (12,253,482)

Shares issued for cash at
   $0.05 - 0.75 per share              -       -  2,580,000    25,800         - (3,333)    151,033            -               -
Shares issued for S&C
   Medical at $0.05 per share          -       -  3,000,000    30,000         -      -     120,000            -               -
Shares issued for notes
   payable at $.04-.05/share           -       - 11,259,786   112,598         -      -     446,642            -               -
Shares issued for accounts
   payable at $.01-.10/share           -       -  4,200,000    42,000         -      -      96,000            -               -
Shares authorized for expense
   at $.03 per share - not
   issued                              -       -          -         -         -  9,545      19,090            -               -
Shares authorized for
   payment of accounts
   payable at $.21 per share -
   not issued                          -       -          -         -         -     56       1,115            -               -

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                                                      From
                                                                              Common   Paid in                    July 5, 1996
                                                                               Stock   Capital in                  Inception of
                              Preferred Stock        Common Stock   Treasury   to be   Excess of    Retained      Development
                             ---------------- --------------------
                                Shares Amount  Shares     Amount      Stock   Issued   Par Value     Deficit          Stage
                             --------- ------ ---------- ---------  -------- ------- ------------  ------------ ----------------
Net Loss                             - $    -          - $       -         - $     - $          -  $          - $     (1,361,753)
                             --------- ------ ---------- ---------  -------- ------- ------------  ------------ ----------------

Balance December 31, 2003      168,434  1,684 33,410,364   334,104    (1,000) 13,957   12,934,463    (3,333,785)     (13,615,235)

Shares issued for cash at                                                                                                      -
   $.036 - .15 per share             -      -    770,000     7,700         -       -       57,420             -                -
Shares issued for accounts
   payable at $.05-.23/share         -      -    391,939     3,919         -       -       27,306             -                -
Shares issued for expenses
   at $.04 - .23 per share           -      -  1,910,604    19,106         -  (9,203)     108,325             -                -
Authorized shares issued             -      -      5,571        56         -     (56)           -             -                -
Shares issued for
   settlement of liabilities         -      -    152,142     1,521         -       -       36,514             -                -
Net Loss                             -      -          -         -         -       -            -             -         (632,293)
                             --------- ------ ---------- ---------  -------- ------- ------------  ------------ ----------------

Balance December 31, 2004      168,434  1,684 36,640,620   366,406    (1,000)  4,698   13,164,028    (3,333,785)     (14,247,528)

Shares issued for cash at
   $.028 - .25 per share             -      -  1,790,000    17,900         -       -      254,726             -                -
Shares issued for expenses
   at $.25 per share                 -      -     92,500       925         -       -       22,200             -                -
Net Loss                             -      -          -         -         -       -            -             -         (736,913)
                             --------- ------ ---------- ---------  -------- ------- ------------  ------------ ----------------

Balance December 31, 2005      168,434 $1,684 38,523,120 $ 385,231  $ (1,000)$ 4,698 $ 13,440,954  $ (3,333,785)$    (14,984,441)
                             ========= ====== ========== =========  ======== ======= ============  ============ ================

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (736,913) $         (632,293) $      (14,984,441)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                     23,125              63,545             986,785
     Stock issued for research and development                            -              47,850              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -            (261,138)            486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -              36,350             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                   43,537             144,062           1,905,668
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -             (24,103)             87,623
     Increase (decrease) in accounts payable                        (36,174)           (103,090)            221,887
     Increase (decrease) in accrued liabilities                     426,152             379,823           2,011,850
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (280,273)           (348,994)         (9,244,330)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -               2,328            (587,801)
Acquisition/Sale of patents                                         (12,741)            311,430              32,304
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                               (12,741)            313,758            (543,122)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                       272,626              65,120           6,619,173
Proceeds from loans                                                   1,564               2,374           3,456,752
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                         (458)            (11,000)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           273,732              56,494           9,766,670
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                               (19,282)             21,258             (20,782)
Cash and Cash Equivalents at Beginning of the
          Year                                                       23,174               1,916              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           3,892  $           23,174  $            3,892
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $             100  $              100  $            1,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $736,913 for the year ended December 31, 2005, losses of $632,293 for the year ended December 31, 2004, and losses of $18,318,226 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2005 and 2004 are not presented as it would be anti-dilutive. At December 31, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 8,109,807 and 9,242,589, respectively.

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

         Depreciation expense was $3,644 and $1,785 for the year ended December 31, 2005 and 2004, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $39,892 and $142,275 for the year ended December 31, 2005 and 2004, respectively.

NOTE 3 - INCOME TAXES

         The Company has accumulated tax losses estimated at $18,300,000 expiring in years 2007 through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

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

         On October 1, 2004, the Company began leasing approximately 144 square feet of office space from Four Cabo's Enterprises, Ltd. on a month to month basis. The lease payments were approximately $225 per month. This lease was cancelled as of September 30, 2005.

         On November 1, 2005 the Company entered into a 12 month lease agreement with SJD,LLC at a rate of $1,500 per month. On March 1, 2006 the Company was able to cancel the remainder of the lease agreement.

         In August 2000, the Company entered into a lease agreement for the rental of a postage meter. The lease expires in August 2006. The monthly lease payments due on the above lease is approximately $110. During the third quarter of 2005, the Company settled this lease and is no longer making payments.

         The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-------------------------------------------
         2006                                             $            -
         2007                                                          -
         2008                                                          -
         2009                                                          -
         2010                                                          -
                                                          --------------
         Total minimum future lease payments              $            -
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

         During the year ended December 31, 2005 and 2004, the Company expended $0 and $69,765 respectively for research and development of the technology involved with its patents.

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

         At December 31, 2005, the total amount due on these notes was $288,183.

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

         At December 31, 2005 the total amount due on these loans was $265,010.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At December 31, 2005 the total amount due on these loans was $2,542,713.

THE SEABURY GROUP LOAN TO THE COMPANY

         The Seabury Group loaned the Company $60,000 on July 5, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until January 5, 2002. Principal and all due and unpaid interest are to be paid on January 5, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 5, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder

         The Seabury Group loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company. An interest rate of 10% compounded monthly applies until February 22, 2002. Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily. Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

         At December 31, 2005 the total amount due on these loans was $464,601.

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
             =============                                    ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At December 31, 2005, the total amount due on these loans is $49,095.

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         On October 8, 2003, D. Paul Smith, a member of the Board of Directors, loaned to the Company $2,500 In conjunction with this loan, Mr. Smith received a common stock option at a ratio of 1.667 common shares for each dollar loaned to the Company. The option has a strike price of $1.00 and a 3-year expiration date. At December 31, 2005, the total amount due on this advance was $2,969.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         During the year ended December 31, 2001, the Company accrued additional liabilities from a separation agreement with Paul G. Begum. During 2003, the Company paid $27,899 towards these liabilities. The total amount of these liabilities remaining at December 31, 2003 was $38,035.

         In February 2004, the remaining liabilities $38,035 due to Mr. Begum were settled in exchange for 152,142 shares of the Company's free-trading common stock valued at $.25 per share.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At December 31, 2005, the total amount due on these loans is $60,175

NOTE 8- STOCK OPTIONS

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

         As  of  December  31,  2005,   7,326,053   options  were   outstanding.
Compensation expense charged to operations in 2005 and 2004 is $0 and $0.

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

                                                                                            Weighted
                                                                     Option /                Average             Weighted
                                                                     Warrants               Exercise             Average
                                                                      Shares                  Price             Fair Value
                                                                ------------------      -----------------    ----------------
Options & warrants outstanding,
       December 31, 2004                                                 6,861,584      $           0.77
Granted, Exercise price more than fair value                             1,310,288                  0.43                0.08
Granted, Exercise price less than fair value                                     -                     -                   -
Expired                                                                   (845,819)                 0.06
Exercised                                                                        -                     -
                                                                ------------------
Options & warrants outstanding,
       December 31, 2005                                                 7,326,053      $           0.54
                                                                ==================      =================

         Exercise prices for optioned shares and warrants outstanding as of December 31, 2005 ranged from $0.01 to $2.75. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$0.01                             121,213    $          0.01               121,213     $                0.01        8 months
0.06                            3,867,000               0.06             3,867,000                      0.06       1.75 years
0.07                              400,000               0.07               400,000                      0.07        2.1 years
0.08                              100,000               0.08               100,000                      0.08        2.9 years
0.10                              125,000               0.10                50,000                      0.10       2.75 years
0.23                              200,000               0.23               200,000                      0.23         2 years
0.50                              985,288               0.50               985,288                      0.50       2.25 years
0.54                               60,000               0.54                60,000                      0.54        4.2 years
0.66                               30,303               0.66                30,303                      0.66        5 months
1.00                              500,249               1.00               500,249                      1.00        7 months
2.75                              937,000               2.75               937,000                      2.75         1 year

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2005 and 2004.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of December 31, 2005 and 2004.

         A Confession of Judgment Statement of Klever Marketing, Inc. dated November 28, 2003 was filed in the amount of $16,135.81 in favor of Boult Wade Tennant. This amount has been included in accounts payable as of December 31, 2003. On May 7, 2004, the Company paid $16,135.81 to settle this judgment.

         On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical. The complaint contested Klever Marketing's cancellation of an attempted deal with S&C medical in December of 2001. On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical. This matter is still in the process of being resolved.

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

         On April 12, 2005, the Company issued 100,000 shares of common stock for cash of $3,000.

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

         On December 28, 2005, the Company issued 40,000 shares of common stock for cash of $10,000.

         On December 31, 2005, the Company issued 92,500 shares of common stock for expenses of $23,125.

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

NOTE 15 - EMPLOYMENT AGREEMENT

         On November 14, 2005, the Company entered into an employment agreement with Arthur Portugal. Under the terms of the agreement, Mr. Portugal will receive a base salary of $185,000 per year. The agreement has a term of one year.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KLEVER MARKETING, INC.

Dated: April 28, 2006               By /S/ Arthur Portugal
                                    --------------------------------------------
                                    Arthur Portugal
                                    President
                                    (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of April 2006.

Signatures                          Title


/S/     Arthur Portugal
-----------------------------------------------------------
Arthur Portugal                     President, COO
                                    (Principal Executive Officer)
/S/     D. Paul Smith
-----------------------------------------------------------
D. Paul Smith                       C.F.O., Secretary, Treasurer
                                    (Principal Financial Officer)

/S/     William C. Bailey
-----------------------------------------------------------
William C. Bailey                   Chairman


/S/     Michael L. Mills
-----------------------------------------------------------
Michael L. Mills                    Director


/S/     Richard King
-----------------------------------------------------------
Richard King                        Director


/S/     John T. Zaccheo
-----------------------------------------------------------
John T. Zaccheo                     Director