Form 10QSB
period 2006-03-31
KLEVER MARKETING INC
filed 2006-06-30
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                   -------------------------------------------

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

                      3785 S 700 E Salt Lake City, UT 84106
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 263-0404
                            Issuer's telephone number

                   419 1/2 West 500 South Bountiful, UT 84101
(Former name, former address and former fiscal year, if changed since last report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2006 38,523,120


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
ASSETS                                                                              2006                2005
------
                                                                             ------------------  ------------------
Current Assets
     Cash                                                                    $            5,161  $            3,892
     Prepaid Expense                                                                        750                 750
     Other Receivable                                                                    25,865              25,865
                                                                             ------------------  ------------------
          Total Current Assets                                                           31,776              30,507
                                                                             ------------------  ------------------

Fixed Assets
     Office Equipment                                                                    92,964              92,964
     Less Accumulated Depreciation                                                      (92,964)            (92,964)
                                                                             ------------------  ------------------
          Net Fixed Assets                                                                    -                   -
                                                                             ------------------  ------------------

Other Assets
     Patents                                                                                                767,830
     Less Accumulated Amortization                                                                         (767,830)

          Net Other Assets                                                                    -                   -
                                                                             ------------------  ------------------

          Total Assets                                                       $           31,776  $           30,507
                                                                             ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                 (Unaudited)
                                                                                  March 31,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2006               2005
------------------------------------
                                                                             ------------------ -------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          320,749 $           307,591
     Accrued Liabilities                                                              1,694,598           1,582,852
     Related Party Payables                                                           2,657,856           2,596,723
     Notes Payable                                                                       45,000              45,000
                                                                             ------------------ -------------------

          Total Current Liabilities                                                   4,718,203           4,532,166
                                                                             ------------------ -------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding March 31, 2006
          and December 31, 2005                                                           1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 38,523,120 shares issued and outstanding
          at March 31, 2006 and 38,523,120 and December 31, 2005                        385,231             385,231
     Common Stock to be issued, 469,752 shares at
          March 31, 2006 and December 31, 2005                                            4,698               4,698
     Treasury Stock, 1,000 shares at March 31, 2006
          and December 31, 2005                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,440,954          13,440,954
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (15,169,209)        (14,984,441)
                                                                             ------------------ -------------------

          Total Stockholders' Equity                                                 (4,686,427)         (4,501,659)
                                                                             ------------------ -------------------

          Total Liabilities and Stockholders' Equity                         $           31,776 $            30,507
                                                                             ================== ===================




    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                           Cumulative
                                                                                                              From
                                                                           (Unaudited)                     July 5, 1996
                                                                      For the Three Months                Inception of
                                                                         Ended March 31,                  Development
                                                                     2006               2005                Stage
                                                              ------------------  -----------------  ----------------------
Revenue                                                       $                -  $               -  $              256,000
                                                              ------------------  -----------------  ----------------------

Expenses
  Sales and Marketing                                                      7,500                  -                 162,708
  General and Administrative                                              94,058            114,224               9,495,505
  Research and Development                                                     -                  -               4,529,656
                                                              ------------------  -----------------  ----------------------
     Total Expenses                                                      101,558            114,224              14,187,869
                                                              ------------------  -----------------  ----------------------

Other Income (Expense)
 Other Income                                                                  -            150,073                 428,717
  Interest Income                                                              -                  -                  18,902
  Interest Expense                                                       (83,210)           (91,327)             (1,902,398)
  Gain (Loss) on sale of assets                                                -                  -                  26,947
  Capital gain on sale of investments                                          -                  -                 191,492
                                                              ------------------  -----------------  ----------------------
     Total Other Income (Expense)                                        (83,210)            58,746              (1,236,340)
                                                              ------------------  -----------------  ----------------------

Loss Before Taxes                                                       (184,768)           (55,478)            (15,168,209)

Income Taxes                                                                   -                  -                   1,000
                                                              ------------------  -----------------  ----------------------

Net Loss After Taxes                                          $         (184,768) $         (55,478) $          (15,169,209)
                                                              ==================  =================  ======================

Weighted Average Shares Outstanding                                   38,523,120         36,725,064
                                                              ==================  =================

Loss per Common Share                                         $           (0.01)  $               -
                                                              ==================  =================







    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                     (Unaudited)                     July 5, 1996
                                                                  For the Three Months Ended        Inception of
                                                                        March 31,                   Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (184,768) $          (55,478) $      (15,169,209)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -                   -             986,785
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -                   -             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                    2,862              16,456           1,908,530
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -                   -              87,623
     Increase (decrease) in accounts payable                         13,157                (484)            235,044
     Increase (decrease) in accrued liabilities                     158,680              21,844           2,170,530
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                               (10,069)            (17,662)         (9,254,399)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                   -            (587,801)
Acquisition/Sale of patents                                          (2,862)                  -              29,442
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                (2,862)                  -            (545,984)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                       (Unaudited)                  July 5, 1996
                                                                For the Three Months Ended          Inception of
                                                                        March 31,                   Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                             -               7,700           6,619,173
Proceeds from loans                                                  14,200               1,209           3,470,952
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                            -                (458)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            14,200               8,451           9,780,870
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                 1,269              (9,211)            (19,513)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,892              23,174              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           5,161  $           13,963  $            5,161
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $              900

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $185,000 for the three months ended March 31, 2006 losses of $55,000 for the three months ended March 31,2005, and losses of $18,503,000 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of March 31, 2006, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2006 and 2005 are not presented as it would be anti- dilutive. At March 31, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 8,109,807 and 9,242,589, respectively.

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

         Depreciation expense was $0 and $3,644 for the three months ended March 31, 2006 and 2005, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $2,862 and $ 15,545 for the three months ended March 31, 2006 and 2005, respectively.

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

         On November 1, 2005 the Company entered into a 12 month lease agreement with SJD, LLC at a rate of $1,500 per month. On March 1, 2006 the Company was able to cancel the remainder of the lease agreement.

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

         During the three months ended March 31, 2006 and 2005, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

         At March 31, 2006, the total amount due on these notes was $297,139.

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

         At March 31, 2006 the total amount due on these loans was $270,155.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At March 31, 2006 the total amount due on these loans was $2,593,723.

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

         At March 31, 2006 the total amount due on these loans was $479,421.

ARBINGER LOANS TO THE COMPANY

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.


                                                                   Common
                                  Annual                            Stock         Option
                                 Interest                         Option #        Strike
    DATE        Principal          Rate        Maturity Date       Shares          Price
------------ ---------------- ----------------------------------------------------------------
  09/12/03         $10,040.00     8.00%          09/12/05              16,733      $1.00
  09/17/03            $471.73     8.00%          09/17/05                 786      $1.00
  09/25/03          $4,500.00     8.00%          09/25/05               7,500      $1.00
  09/26/03             $80.95     8.00%          09/26/05                 135      $1.00
  10/01/03             $79.00     8.00%          10/01/05                 132      $1.00
  11/01/03             $79.00     8.00%          11/01/05                 132      $1.00
  11/26/03         $10,000.00     8.00%          11/26/05              16,667      $1.00
  12/02/03             $79.00     8.00%          12/02/05                 132      $1.00
  12/15/03         $13,000.00     8.00%          12/15/05              21,667      $1.00
  12/24/03          $2,750.00     8.00%          12/24/05               4,583      $1.00
             ----------------                                  --------------
   Total           $41,079.68                                          68,467
             ================                                  ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At March 31, 2006, the total amount due on these loans is $49,929.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         On February 17, 2006 Art Portugal advanced the company $9,000.

         On February 28, 2006 Paul Smith advanced the company $200.

PAUL G. BEGUM

         On January 10, 2006 Paul Begum advanced the company $5,000.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At March 31, 2006, the total amount due on these loans is $61,075.

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

         As of March 31, 2006, 7,326,053 options were outstanding. Compensation expense charged to operations for the three months ended March 31, 2006 and 2005 is $0 and $0.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of December 31, 2005.

                                                                                        Weighted
                                                                 Option /               Average              Weighted
                                                                 Warrants               Exercise              Average
                                                                  Shares                 Price              Fair Value
                                                             -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2004                                             6,861,584     $                0.77
Granted, Exercise price more than fair value                         1,310,288                      0.43                 0.08
Granted, Exercise price less than fair value                                 -                      -                    -
Expired                                                               (845,819)                     0.06
Exercised                                                                    -                      -
                                                             -----------------
Options & warrants outstanding,
       December 31, 2005                                             7,326,053     $                0.54
                                                             =================     ==================

         The following table sets forth the options and warrants outstanding as of March 31, 2006.

                                                                                        Weighted
                                                                 Option /               Average              Weighted
                                                                 Warrants               Exercise              Average
                                                                  Shares                 Price              Fair Value
                                                             -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2005                                             7,326,053     $                0.54
Granted, Exercise price more than fair value                                 -                      -                    -
Granted, Exercise price less than fair value                                 -                      -                    -
Expired                                                                      -                      -
Exercised                                                                    -                      -
                                                             -----------------
Options & warrants outstanding,
       March 31, 2006                                                7,326,053     $                0.54
                                                             =================     ==================

         Exercise prices for optioned shares and warrants outstanding as of December 31, 2005 ranged from $0.01 to $2.75. A summary of these options by range of exercise prices is shown as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)


                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$             0.01                121,213    $          0.01               121,213     $                0.01        8 months
0.06                            3,867,000               0.06             3,867,000                      0.06       1.75 years
0.07                              400,000               0.07               400,000                      0.07        2.1 years
0.08                              100,000               0.08               100,000                      0.08        2.9 years
0.10                              125,000               0.10                50,000                      0.10       2.75 years
0.23                              200,000               0.23               200,000                      0.23         2 years
0.50                              985,288               0.50               985,288                      0.50       2.25 years
0.54                               60,000               0.54                60,000                      0.54        4.2 years
0.66                               30,303               0.66                30,303                      0.66        5 months
1.00                              500,249               1.00               500,249                      1.00        7 months
2.75                              937,000               2.75               937,000                      2.75         1 year

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at March 31, 2006 and December 31, 2005.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of March 31, 2006 and December 31, 2005.

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

NOTE 11 - STOCK TRANSACTIONS

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

NOTE 14 - EMPLOYMENT AGREEMENT

         On November 14, 2005, the Company entered into an employment agreement with Arthur Portugal. Under the terms of the agreement, Mr. Portugal will receive a base salary of $185,000 per year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION - The Company's plan of operations is subject to obtaining financing. The Company's goal is to become the leading supplier of in-store promotions and advertising technology for grocery and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its product offerings to include: (i) electronic couponing to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis-redemption and mal-redemption); (ii) the establishment of targeted Internet-type content to enhance customer loyalty; (iii) capturing Point-of- Selection data in the aggregate for providing data warehousing and mining services to various interested parties; (iv) certain other in-store services. Additionally, the Company intends to expand the Klever-Kart system, now being sold under the Fujitsu internal brand, U-SCAN Shopper, to other retail outlets including superstores, discount toy and warehouse stores.

BUSINESS DEVELOPMENT, NEXT 12 MONTHS

         As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to obtain sufficient financing to permit the Company to commence active business operations. Absent obtaining such financing, the Company's plan is to continue to obtain sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such operation's financing. Currently, the Company has sufficient liquid assets to permit current restricted operations to continue for six months. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of such period.

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

RESULTS OF OPERATIONS - THE Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the three months ended March 31, 2006 and 2005, the Company had net losses of $184,768 and $55,478, respectively.

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

Cash flows. Operating activities for the three months ended March 31, 2006 and 2005 used cash of approximately $10,069 and $17,662, respectively. The decrease in the use of cash is due primarily to a decrease in operations.

Investing activities for the three months ended March 31, 2006 and 2005 have used cash of approximately $2,862 and $0, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities for the three months ended March 31, 2006 and 2005 provided cash of approximately $14,200 and $8,451, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) Reports on Form 8-K filed.

         On May 19,  2006,  the Company  filed a report on Form 8-K,  under Item
5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Klever Marketing, Inc.
(Registrant)

DATE:      June 29, 2006


By: /s/ John T. Zaccheo
-------------------------------------
John T.Zaccheo
Interim President

By:  /s/ D. Paul Smith
-------------------------------------
D. Paul Smith
C.F.O., Secretary, Treasurer