Form 10QSB
period 2006-06-30
KLEVER MARKETING INC
filed 2006-08-15
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:        June 30, 2006
                                            ------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 38,661,120


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS







                                       (Unaudited)
                                         June 30,          December 31,
ASSETS                                     2006                2005
                                    ------------------  ------------------
Current Assets
     Cash                           $            1,763  $            3,892
     Prepaid Expense                               750                 750
     Other Receivable                           25,865              25,865
                                    ------------------  ------------------
          Total Current Assets                  28,378              30,507
                                    ------------------  ------------------

Fixed Assets
     Office Equipment                           92,964              92,964
     Less Accumulated Depreciation             (92,964)            (92,964)
                                    ------------------  ------------------
          Net Fixed Assets                           -                   -
                                    ------------------  ------------------

Other Assets
     Patents                                   770,692             767,830
     Less Accumulated Amortization            (770,692)           (767,830)
                                    ------------------  ------------------
          Net Other Assets                           -                   -
                                    ------------------  ------------------

          Total Assets              $           28,378  $           30,507
                                    ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)



                                                                                  (Unaudited)
                                                                                  June 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2006               2005
                                                                             ------------------ -------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          315,784 $           307,591
     Accrued Liabilities                                                              1,729,878           1,582,852
     Related Party Payables                                                           2,700,788           2,596,723
     Notes Payable                                                                       45,000              45,000
                                                                             ------------------ -------------------

          Total Current Liabilities                                                   4,791,450           4,532,166
                                                                             ------------------ -------------------

Stockholders' Equity
     Preferred stock (par  value  $.01),  2,000,000  shares  authorized  168,434 issued and outstanding June 30, 2006
          and December 31, 2005                                                           1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 38,661,120 shares issued and outstanding
          at June 30, 2006 and 38,523,120 and December 31, 2005                         386,611             385,231
     Common Stock to be issued, 469,752 shares at
          June 30, 2006 and December 31, 2005                                             4,698               4,698
     Treasury Stock, 1,000 shares at June 30, 2006
          and December 31, 2005                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,474,074          13,440,954
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (15,280,354)        (14,984,441)
                                                                             ------------------ -------------------

          Total Stockholders' Equity                                                 (4,763,072)         (4,501,659)
                                                                             ------------------ -------------------

          Total Liabilities and Stockholders' Equity                         $           28,378 $            30,507
                                                                             ================== ===================



    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                                                     Cumulative
                                                                                                                        From
                                                  (Unaudited)                            (Unaudited)                July 5, 1996
                                          For the Three Months Ended              For the Six Months Ended          Inception of
                                                   June 30,                                June 30,                 Development
                                     --------------------------------  --------------------------------------
                                       2006               2005                2006                2005               Stage
                                     -------------  -----------------  ------------------  ------------------  ------------------
Revenue                              $           -  $               -  $                -  $                -  $          256,000
                                     -------------  -----------------  ------------------  ------------------  ------------------

Expenses
  Sales and marketing                            -                  -               7,386                   -             162,594
  General and administrative                19,837            150,263             120,381             264,487           9,521,828
  Research and development                       -                  -                   -                   -           4,529,656
                                     -------------  -----------------  ------------------  ------------------  ------------------
     Total Expenses                         19,837            150,263             127,767             264,487          14,214,078
                                     -------------  -----------------  ------------------  ------------------  ------------------

Other income (expense)
  Other income                                   -                  -                   -             150,073             428,717
  Interest income                                -                  -                   -                   -              18,902
  Interest expense                         (84,936)           (90,916)           (168,146)           (182,243)         (1,987,334)
  Gain (Loss) on disposal of assets              -                  -                   -                   -              26,947
  Capital gain on sale of investments            -                  -                   -                   -             191,492
                                     -------------  -----------------  ------------------  ------------------  ------------------
     Total Other Income (Expense)          (84,936)           (90,916)           (168,146)            (32,170)         (1,321,276)
                                     -------------  -----------------  ------------------  ------------------  ------------------

Income (Loss) Before Taxes                (104,773)          (241,179)           (295,913)           (296,657)        (15,279,354)
Income Taxes                                     -                  -                   -                   -               1,000
                                     -------------  -----------------  ------------------  ------------------  ------------------
Net Income (Loss) After Taxes        $    (104,773) $        (241,179) $         (295,913) $         (296,657) $      (15,280,354)
                                     =============  =================  ==================  ==================  ==================

Weighted Average Shares
  Outstanding                           38,591,777         37,475,235          38,567,606          37,077,084
                                     =============  =================  ==================  ==================

Loss Per Share                       $      (0.01)  $          (0.01)  $           (0.01)  $           (0.01)
                                     =============  =================  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                        (Unaudited)                 July 5, 1996
                                                                 For the Six Months Ended           Inception of
                                                                        June 30,                    Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (295,913) $         (296,657)      $(15,280,354)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -                   -             986,785
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -                   -             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                    2,862              29,564           1,908,530
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -                   -              87,623
     Increase (decrease) in accounts payable                          8,192             (62,675)            230,079
     Increase (decrease) in accrued liabilities                     251,092             203,314           2,262,942
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                               (33,767)           (126,454)         (9,278,097)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                   -            (587,801)
Acquisition/Sale of patents                                          (2,862)               (588)             29,442
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                (2,862)               (588)           (545,984)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                     (Unaudited)                   July 5, 1996
                                                                 For the Six Months Ended           Inception of
                                                                        June 30,                    Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                        34,500             125,135           6,653,673
Proceeds from loans                                                       -              12,884           3,456,752
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                            -                (458)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            34,500             137,561           9,801,170
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                (2,129)             10,519             (22,911)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,892              23,174              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year                      $1,763     $           33,693  $            1,763
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                 -
Income Taxes                                              $               -  $                -  $               900

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $295,913 for the six months ended June 30, 2006 losses of $104,773 for the three months ended June 30,2006, and losses of $18,614,139 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of June 30, 2006, for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the six months ended June 30, 2006 and 2005 are not presented as it would be anti-dilutive. At June 30, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 8,109,807 AND 9,242,589, RESPECTIVELY.

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

         Depreciation expense was $0 and $911 for the six months ended June 30, 2006 and 2005, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $0 and $ 12,196 for the six months ended June 30, 2006 and 2005, respectively.

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

         During the six months ended June 30, 2006 and 2005, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

         At June 30, 2006, the total amount due on these notes was $306,094.

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

         Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059.37,
respectively. These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned.
         At June 30, 2006 the total amount due on these loans was $275,300.

PRESIDIO INVESTMENTS, LLC LOAN TO THE COMPANY

         Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company. The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation. The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001. An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001. Principal and all due and unpaid interest are to be paid on October 1, 2001. This note is convertible to Class C convertible preferred shares at the option of the note holder. At June 30, 2006 the total amount due on these loans was $2,644,733.

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

         At June 30, 2006 the total amount due on these loans was $494,241.

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
             ================                                  ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At June 30, 2006, the total amount due on these loans is $50,763.

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

         On February 17, 2006 Art Portugal advanced the company $9,000.

         On February 28, 2006 Paul Smith advanced the company $200.

PAUL G. BEGUM

         On January 10, 2006 Paul Begum advanced the company $5,000.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At June 30, 2006, the total amount due on these loans is $61,975.

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

         As of June 30, 2006, 5,024,899 options were outstanding. Compensation expense charged to operations for the six months ended June 30, 2006 and 2005 is $0 and $0.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of June 30, 2006.


                                                                                       Weighted
                                                                 Option /               Average              Weighted
                                                                 Warrants               Exercise              Average
                                                                  Shares                 Price              Fair Value
                                                             -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2005                                             7,326,053     $                0.77
Granted, Exercise price more than fair value                           138,000                      0.75                 0.08
Granted, Exercise price less than fair value                                 -                      -                    -
Expired                                                             (2,439,154)                     0.09
Exercised                                                                    -                      -
                                                             -----------------
Options & warrants outstanding,
       June 30, 2006                                                 5,024,899     $                0.54
                                                             =================     ==================

         Exercise price for optioned shares and warrants outstanding as of June 30,2006 $0.01 to $2.75. A summary of these options by range of exercise prices is shown as follows:


                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
                                                                                                                     Life in
                                                                                                                     months

$             0.01                121,213    $          0.01               121,213     $                0.01            2
..06                             2,557,000               0.06             2,557,000                      0.06           14
..07                               400,000               0.07               400,000                      0.07            8
..08                               100,000               0.08               100,000                      0.08           32
..10                               125,000               0.10               125,000                      0.10           30
..23                               200,000               0.23               200,000                      0.23           19
..50                             1,154,288               0.50             1,154,288                      0.50           27
..54                                60,000               0.54                60,000                      0.54           48
1.00                               70,398               0.66                70,398                      1.00           24
2.75                              237,000               1.00               237,000                      2.75            1


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

         On January 10, 2006 the company issued 20,000 shares of common stock for cash of $5000.

         On May 12, 2006 the company issued 68,00 shares of common stock for cash of $17,000.

         On May 22, 2006 the company issued 12,000 shares of common stock for cash of $3,000.

         On June 9, 2006 the company issued 40,000 shares of common stock for cash of $8,000.

         On June 29, 2006 the company issued 30,000 shares of common stock for cash of $7,500.



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

NOTE 14 - EMPLOYMENT AGREEMENT

         On November 14, 2005, the Company entered into an employment agreement with Arthur Portugal. Under the terms of the agreement, Mr. Portugal will receive a base salary of $185,000 per year. The employment agreement was concluded on June 30, 2006 and was not renewed.

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

RESULTS OF OPERATIONS - THE Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the six months ended June 30, 2006 and 2005, the Company had net losses of $295,913 and $296,657, respectively.

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

Cash flows. Operating activities for the six months ended June 30, 2006 and 2005 used cash of approximately $33,767 and $126,454, respectively. The decrease in the use of cash is due primarily to a decrease in operations.

Investing activities for the six months ended June 30, 2006 and 2005 have used cash of approximately $2,862 and $588, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities for the six months ended June 30, 2006 and 2005 provided cash of approximately $34,500 and $137,561, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


 Klever Marketing, Inc.
(Registrant)

DATE:      August 11, 2006


By:  /s/ William Bailey
William Bailey
Interim President, Chairman and board member

By:  /s/ John T. Zaccheo
    ------------------------------
John T.Zaccheo
Interim CFO, Vice Chairman and board member