Form 10QSB
period 2006-09-30
KLEVER MARKETING INC
filed 2006-11-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:        September 30, 2006
                                  ----------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                          0-18834
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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2006 38,718,120


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS


                                           (Unaudited)
                                          September 30,        December 31,
ASSETS                                         2006                2005
------
                                        ------------------  ------------------
Current Assets
     Cash                               $            5,090  $            3,892
     Prepaid Expense                                   750                 750
     Other Receivable                               25,865              25,865
                                        ------------------  ------------------
          Total Current Assets                      31,705              30,507
                                        ------------------  ------------------

Fixed Assets
     Office Equipment                               92,964              92,964
     Less Accumulated Depreciation                 (92,964)            (92,964)
                                        ------------------  ------------------
          Net Fixed Assets                               -                   -
                                        ------------------  ------------------

Other Assets
     Patents                                       771,016             767,830
     Less Accumulated Amortization                (771,016)           (767,830)
                                        ------------------  ------------------
          Net Other Assets                               -                   -
                                        ------------------  ------------------

          Total Assets                  $           31,705  $           30,507
                                        ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                               (Unaudited)
                                                                                September 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2006               2005
------------------------------------                                         ------------------ -------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          335,511 $           307,591
     Accrued Liabilities                                                              2,329,253           2,050,447
     Related Party Payables                                                           2,209,421           2,129,128
     Notes Payable                                                                       45,000              45,000
                                                                             ------------------ -------------------

          Total Current Liabilities                                                   4,919,185           4,532,166
                                                                             ------------------ -------------------

Stockholders' Equity
     Preferred stock (par value $.01), 2,000,000 shares authorized
         168,434 issued and outstanding September 30, 2006
         and December 31, 2005                                                            1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
         authorized 38,718,120 shares issued and outstanding at
         September 30, 2006 and 38,523,120 at December 31, 2005                         387,181             385,231
     Common Stock to be issued, 469,752 shares at
         September 30, 2006 and December 31, 2005                                         4,698               4,698
     Treasury Stock, 1,000 shares at September 30, 2006
         and December 31, 2005                                                           (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,487,754          13,440,954
     Shareholder Receivable                                                             (15,000)            (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (15,419,012)        (14,984,441)
                                                                             ------------------ -------------------

          Total Stockholders' Equity                                                 (4,887,480)         (4,501,659)
                                                                             ------------------ -------------------

          Total Liabilities and Stockholders' Equity                         $           31,705 $            30,507
                                                                             ================== ===================




   The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                                                   Cumulative
                                                                                                                      From
                                                (Unaudited)                       (Unaudited)                     July 5, 1996
                                        For the Three Months Ended          For the Nine Months Ended             Inception of
                                                September 30,                      September 30,                  Development
                                           2006               2005            2006                2005               Stage
                                       ---------------  -----------------  --------------  ------------------  ------------------
Revenue                                $             -  $               -  $            -  $                -  $          256,000
                                       ---------------  -----------------  --------------  ------------------  ------------------

Expenses
  Sales and marketing                              185                  -           7,571                   -             162,779
  General and administrative                    56,989             82,183         177,370             346,670           9,578,817
  Research and development                           -                  -               -                   -           4,529,656
                                       ---------------  -----------------  --------------  ------------------  ------------------
     Total Expenses                             57,174             82,183         184,941             346,670          14,271,252
                                       ---------------  -----------------  --------------  ------------------  ------------------

Other income (expense)
  Other income                                       -                  9               -             150,082             428,717
  Interest income                                    -                  -               -                   -              18,902
  Interest expense                             (81,484)           (85,152)       (249,630)           (267,395)         (2,068,818)
  Gain (Loss) on disposal of assets                  -                  -               -                   -              26,947
  Capital gain on sale of investments                -                  -               -                   -             191,492
                                       ---------------  -----------------  --------------  ------------------  ------------------
     Total Other Income (Expense)              (81,484)           (85,143)       (249,630)           (117,313)         (1,402,760)
                                       ---------------  -----------------  --------------  ------------------  ------------------

Income (Loss) Before Taxes                    (138,658)          (167,326)       (434,571)           (463,983)        (15,418,012)
Income Taxes                                         -                  -               -                   -               1,000
                                       ---------------  -----------------  --------------  ------------------  ------------------
Net Income (Loss) After Taxes          $      (138,658) $        (167,326) $     (434,571) $         (463,983) $      (15,419,012)
                                       ===============  =================  ==============  ==================  ==================

Weighted Average Shares
  Outstanding                               38,699,435         38,233,229      38,623,431          37,446,481
                                       ===============  =================  ==============  ==================

Loss Per Share                         $             -  $               -  $       (0.01)  $           (0.01)
                                       ===============  =================  ==============  ==================

   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                                                                     Cumulative
                                                                                                        From
                                                                      (Unaudited)                  July 5, 1996
                                                               For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (434,571) $         (463,983)      $(15,419,012)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -                   -             986,785
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              26,247
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -                   -             208,473
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                    3,186              30,475           1,908,854
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -              (1,000)             87,623
     Increase (decrease) in accounts payable                         27,920             (75,966)            249,807
     Increase (decrease) in accrued liabilities                     278,806             266,524           2,290,656
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (124,659)           (243,950)         (9,368,989)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                   -            (587,801)
Acquisition/Sale of patents                                          (3,186)               (588)             29,118
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                (3,186)               (588)           (546,308)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                      (Unaudited)                   July 5, 1996
                                                               For the Nine Months Ended            Inception of
                                                                      September 30,                 Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                        48,750             262,625           6,667,923
Proceeds from loans                                                  80,293                   -           3,537,045
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                            -                (458)           (275,486)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           129,043             262,167           9,895,713
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                 1,198              17,629             (19,584)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,892              23,174              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           5,090  $           40,803  $            5,090
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                - $                 -
Income Taxes                                              $               -  $                - $               900

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $434,571 for the nine months ended September 30, 2006, losses of $138,658 for the three months ended September 30, 2006, and losses of $18,752,797 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of September 30, 2006, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the nine months ended September 30, 2006 and 2005 are not presented as it would be anti- dilutive. At September 30, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 4,665,288 and 9,186,335, respectively.

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

         Depreciation expense was $0 and $2,733 for the nine months ended September 30, 2006 and 2005, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $3,186 and $27,739 for the nine months ended September 30, 2006 and 2005, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INCOME TAXES

         The Company has accumulated tax losses estimated at $18,750,000 expiring in years 2007 through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income may be limited if there is a substantial change in ownership.

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

         During the nine months ended September 30, 2006 and 2005, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

         At September 30, 2006, the total amount due on these notes was $315,048.

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

         At September 30, 2006 the total amount due on these loans was $280,445.

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

         At September 30, 2006 the total amount due on these loans was $2,695,743.

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

         At September 30, 2006 the total amount due on these loans was $509,061.

ARBINGER LOANS TO THE COMPANY

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.


                                                                   Common
                                  Annual                            Stock         Option
                                 Interest                         Option #        Strike
    DATE        Principal          Rate        Maturity Date       Shares          Price
------------ ---------------- ------------ -------------------- --------------  ----------------
  09/12/03         $10,040.00     8.00%          09/12/05              16,733      $1.00
  09/17/03            $471.73     8.00%          09/17/05                 786      $1.00
  09/25/03          $4,500.00     8.00%          09/25/05               7,500      $1.00
  09/26/03             $80.95     8.00%          09/26/05                 135      $1.00
  10/01/03             $79.00     8.00%          10/01/05                 132      $1.00
  11/01/03             $79.00     8.00%          11/01/05                 132      $1.00
  11/26/03         $10,000.00     8.00%          11/26/05              16,667      $1.00
  12/02/03             $79.00     8.00%          12/02/05                 132      $1.00
  12/15/03         $13,000.00     8.00%          12/15/05              21,667      $1.00
  12/24/03          $2,750.00     8.00%          12/24/05               4,583      $1.00
             ----------------                                  --------------
   Total           $41,079.68                                          68,467
             ================                                  ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At September 30, 2006, the total amount due on these loans is $50,763.

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

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         On February 17, 2006 Art Portugal advanced the company $9,000.

         On February 28, 2006 Paul Smith advanced the company $200.

         On September 30, 2006, William Bailey advanced the company $5,000.

PAUL G. BEGUM

         During the nine months ended September 30, 2006, Paul Begum advanced the company $19,700.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At September 30, 2006, the total amount due on these loans is $61,975.

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

         As  of  September  30,  2006,   4,665,228   options  were  outstanding.
Compensation expense charged to operations for the nine months ended September 30, 2006 and 2005 is $0 and $0.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of September 30, 2006.


                                                                                        Weighted
                                                                 Option /               Average              Weighted
                                                                 Warrants               Exercise              Average
                                                                  Shares                 Price              Fair Value
                                                             -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2005                                             7,326,053     $                0.77
Granted, Exercise price more than fair value                           223,000                      0.75                 0.08
Granted, Exercise price less than fair value                                 -                      -                    -
Expired                                                             (2,883,765)                     0.09
Exercised                                                                    -                      -
                                                             -----------------
Options & warrants outstanding,
       September 30, 2006                                            4,665,288     $                0.54
                                                             =================     ==================

         Exercise price for optioned shares and warrants outstanding as of September 30, 2006 $0.01 to $2.75. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$             0.06              2,557,000    $          0.06             2,557,000     $                0.06        11 months
..07                               400,000               0.07               400,000                      0.07        5 months
..08                               100,000               0.08               100,000                      0.08        29 months
..10                               125,000               0.10               125,000                      0.10        27 months
..23                               200,000               0.23               200,000                      0.23        16 months
..50                             1,154,288               0.50             1,154,288                      0.50        24 months
..54                                60,000               0.54                60,000                      0.54        45 months
1.00                               69,000               0.66                70,398                      1.00        21 months

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at September 30, 2006 and December 31, 2005.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION (continued)

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of September 30, 2006 and December 31, 2005.

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

         On July 26, 2006, the company issued 8,000 shares of common stock for cash of $2,000.

         On August 1, 2006, the company issued 49,000 shares of common stock for cash of $12,250.

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

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the nine months ended September 30, 2006 and 2005, the Company had net losses of $434,571 and $463,983, respectively.

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

Cash flows. Operating activities for the nine months ended September 30, 2006 and 2005 used cash of approximately $125,000 and $244,000, respectively. The decrease in the use of cash is due primarily to a decrease in operations.

Investing activities for the nine months ended September 30, 2006 and 2005 have used cash of approximately $3,200 and $600, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities for the nine months ended September 30, 2006 and 2005 provided cash of approximately $129,000 and $262,000, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         (3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001.

         (4) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2002.

         (5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19, 2002.

         (6) Incorporated herein by reference from Registrant's Form 10QSB, dated November 19, 2004.

(b) Reports on Form 8-K filed.

         On September 15, 2006,  the Company  filed a report on Form 8-K,  under
Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Klever Marketing, Inc.
(Registrant)

DATE:      November 14, 2006


By:  /s/ William Bailey
William Bailey
Interim President, Chairman and board member

By:  /s/ John T. Zaccheo
    ------------------------------
John T.Zaccheo
Interim CFO, Vice Chairman and board member