Form 10KSB
period 2006-12-31
KLEVER MARKETING INC
filed 2007-04-05
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2006

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from_____To_____


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
                                                                     ---


         As of December 31, 2006, there were 38,190,620 (1 vote per share) Common and 168,434 Convertible Preferred, for a preferred (converted to common) and common share total of 39,874,960. All shares have a par value of $0.01. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,072,144 computed at the closing price as of December 31, 2006. The number of preferred and common shares held by non-affiliates of the Registrant total 21,442,878 votes.


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

Transitional Small Business  Disclosure Format (check one): Yes [ ] ; No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
   [   ] Yes [ X  ] No

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
                                     PART I

Item 1.     Description of Business                                          1

Item 2.     Description of Property                                          2

Item 3.     Legal Proceedings                                                2

Item 4.     Submission of Matters to a Vote of Security Holders              3


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters         3

Item 6.     Management's Discussion and Analysis or Plan of Operations       5

Item 7.      Financial Statements                                            7

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                        7

Item 8A.    Controls and Procedures                                          7

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act            8

Item 10.   Executive Compensation                                            11

Item 11.   Security Ownership of Certain Beneficial Owners and Management    13

Item 12.   Certain Relationships and Related Transactions                    16

Item 13.   Exhibits and Reports on Form 8-K                                  18

Item 14.   Principal Accountant Fees & Services                              21

                                     PART I

                         ITEM 1 DESCRIPTION OF BUSINESS

GENERAL

         The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company is currently in the process of evaluating tangible go-to-market partnerships and models, assessing next-stage development protocols and monetizing the existing patent portfolio through licensing Agreements in order to establish a near-term presence with shopping cart-affixed, promotion and advertising devises in-store.

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

         In August 2004, the Company signed a partnership contract with Fujitsu Transaction Solutions (FTXS). Under this contract, Fujitsu committed to manufacture and develop the hardware for a cart-based, advertising and promotional device offering, to develop relevant and required software and applications to support said device, to act as sales lead for the solution & hardware sell-in process and to provide for technical installations, IT implementation, and support for all retail locations. The Company and Fujitsu agreed to jointly share responsibility for marketing into Fujitsu's current retail client base for the initial nationwide sales effort. The Company likewise agreed to act as sales lead for the participant sell-in of advertising and promotion space to both retailers and manufacturers.

         In 2007, as the Company continues to assess and reconcile progress with the as yet unrealized benefits of the Fujitsu (FTXS) relationship, the Company is assessing alternative go-to-market models, partners and relationships which can be actualized near-term. This necessarily places a heavy emphasis on the monetization of the existing and robust Patent portfolio which maintains a meaningful duration in-market. The Company is also evaluating its potential, evolution and future role as an Advanced Analytics, Data Mining and Information Management entity in support of the aforementioned shopping-cart deployed and centric technologies.

                          ITEM 2 DESCRIPTION OF PROPERTY

         The Company currently leases approximately 700 square feet of office space from Poulton & Associates.. The rent payments are approximately $800 per month. The office space is used as the corporate headquarters. It is located at 3785 S 700 2nd Floor East Salt Lake City, UT 84106.


                            ITEM 3 LEGAL PROCEEDINGS

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. The judgment is in relation to a consulting agreement between eiKart, LLC. and the Company. Pursuant to the judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2005 and 2006. This situation remains dormant as of December 31, 2006.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. The judgment was in relation to parts purchased by the Company. This judgment has been included in accounts payable as of December 31, 2005 and 2006. This litigation was settled out-of court, resulting in a favorable depreciation of the Judgment entered, and full and complete resolution in this matter.

         On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical. The complaint contested Klever Marketing's cancellation of an attempted deal with S&C medical in December of 2001. On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical. This matter is still in the process of being resolved. This situation remains unresolved, however, suffice to say, that subsequent Court dates have come and passed without further prosecution of the original claim against the Company, while our counter-claim and position remain in-tact.

         During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for alleged past due executive compensation including stock options. The Company disputes the claim. The claimant previously filed a formal administrative wage claim in California which is inactive but pending. As of December 31, 2006, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006. The Company also has accrued notes payable of $9,710 due to Mr. Portugal.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during 2006.


                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

         The  stock is  traded  on the "Pink  Sheets"  with the  trading  symbol
KLMK.PK

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                   2006:       HIGH                 LOW
                  First Quarter                   $0.10               $0.05
                  Second Quarter                  $0.17               $0.07
                  Third Quarter                   $0.13               $0.06
                  Fourth Quarter                  $0.08               $0.04

                                   2005:       HIGH                 LOW
                  First Quarter                   $0.12               $0.04
                  Second Quarter                  $0.15               $0.04
                  Third Quarter                   $0.19               $0.04
                  Fourth Quarter                  $0.12               $0.06


          The number of shareholders of record of the Company's common stock as of December 31, 2006 was approximately 861.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES.

         During the year ended December 31, 2006, the Company issued 586,000 shares of common stock for cash of $146,500. The shares were sold for $.25 per share.

         In December 2006, the Company issued 2,788 shares of common stock for general and administrative expenses of $697. The shares were valued at $.25 per share.

         In October 2006, the Company issued 24,000 shares of common stock for accounts payable of $6,000. The shares were valued at $.25 per share.

         In December 2006, the Company issued 47,956 shares of common stock for accounts payable of $11,989. The shares were valued at $.25 per share.

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

                    BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

         The company is aware of the following share and option transactions for the reporting period ending December 31, 2006 for which Form 4 or Form 5 were not filed.

--------------------- --------- -------- ---------- -------- --------- ---------- --------- -------------- -------
                      Officer    Stock    Number                        Number                  Date        Term
                         or        or        of      Share    Total        of      Strike        of          in
        Name           Board    Option    Shares     Price     Cost     Options    Price        Issue      years
--------------------- --------- -------- ---------- -------- --------- ---------- --------- -------------- -------
John T. Zaccheo       B & O        O                                       5,000      0.50      1/10/2006       3
John T. Zaccheo       B & O        O                                       5,000      1.00      1/10/2006       3
John Zaccheo          B & O        O                                      14,000      0.50      1/10/2006       3
John Zaccheo          B & O        O                                      14,000      1.00      1/10/2006       3
Paul Begum            B            O                                      10,000      1.00      1/10/2006       3
Paul Begum            B            O                                      10,000      0.50      1/10/2006       3
William C. Bailey     B & O        O                                      20,000      0.50       5/9/2006       2
William C. Bailey     B & O        O                                      20,000      1.00       5/9/2006       2
Paul Begum            B            O                                       6,000      0.50      5/22/2006       3
Paul Begum            B            O                                       6,000      1.00      5/22/2006       3
Willam C. Bailey      B & O        O                                       3,000      0.50      5/22/2006       2
Willam C. Bailey      B & O        O                                       3,000      1.00      5/22/2006       2
Paul Begum            B            O                                      10,000      0.50       6/1/2006       3
Paul Begum            B            O                                      10,000      1.00       6/1/2006       3

Paul Begum            B            O                                      35,000      0.50       6/1/2006       2
Paul Begum            B            O                                      35,000      1.00       6/1/2006       2
Paul Begum            B            O                                       4,000      0.50       6/9/2006       3
Paul Begum            B            O                                      40,000      1.00       6/9/2006       3
Paul Begum            B            O                                      40,000      0.50      7/27/2006       3
Paul Begum            B            O                                      40,000      1.00      7/27/2006       3
Paul Begum            B            O                                       3,000      0.50       8/8/2006       3
Paul Begum            B            O                                       3,000      1.00       8/8/2006       3
Paul Begum            B            O                                      20,000      0.50      9/18/2006       3
Paul Begum            B            O                                      20,000      1.00      9/18/2006       3
William C. Bailey     B & O        O                                      10,000      0.50      9/18/2006       2
William C. Bailey     B & O        O                                      10,000      1.00      9/18/2006       2
Paul Begum            B            O                                       2,400      0.50      9/22/2006       3
Paul Begum            B            O                                       2,400      1.00      9/22/2006       3
Paul Begum            B            O                                      10,000      0.50      9/29/2006       3
Paul Begum            B            O                                      10,000      1.00      9/29/2006       3
John Zaccheo          B & O        S        10,000     0.25     2,500                           1/10/2006
Paul Begum            B            S        10,000     0.25     2,500                           1/10/2006
Paul Begum            B            S        20,000     0.25     5,000                           3/31/2006
Bill Bailey           B & O        S        40,000     0.25    10,000                           5/12/2006
John Zaccheo          B & O        S        28,000     0.25     7,000                           5/12/2006
Paul Begum            B & O        S         6,000     0.25     1,500                            9/1/2006
Bill Bailey           B & O        S        20,000     0.25     5,000                           9/18/2006
Paul Begum            B & O        S        48,000     0.25    12,000                          12/31/2006


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

         The Company's plan of operations is subject to obtaining substantive financing. The Company's goal is to become the leading supplier of in-store delivered promotions and advertising technology and applications for grocery and other mass-merchandise retailers. Alternatively, the Company is also looking to exploit and monetize its existing US Patent Portfolio, while supporting other in-market platforms and partners through an effective transformation into an Advanced Analytics, Data Mining and Information Management entity. Through this evolved positioning, the Company will support other partner-centric in-store, cart-based solutions and initiatives. To accomplish this goal, the Company intends to expand the usage and leverage of its Patents, while also evolving and embracing an Informational and Consultative Based Management Service, which reinforces our core strategy.

BUSINESS DEVELOPMENT, NEXT 12 MONTHS
         As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to obtain sufficient financing to permit the Company to commence active business operations. Absent obtaining such financing, the Company's plan is to continue to obtain sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such operation's financing. Currently, the Company has sufficient liquid assets to permit current restricted operations to continue for one month. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of such period.
         In the event such operational funding is obtained, then the Company plans to: 1) work with its existing business Partners to reconcile and exploit current relationships and opportunities 2) evolve current business model to expand through new Partner affiliation 3) concentrate efforts to exploit information rich collection and analysis of data, derived from in-store, point-of-selection and point-of purchase sources 4) continue defense of the Klever patent portfolio where violations are evident.
         Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing and the in-sourcing vs. outsourcing requirements and opportunities associated with subsequent go-to-market models. .

RESULTS OF OPERATIONS - THE Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company remains in the development stage. For the years ended December 31, 2006, and 2005, the Company had net losses of $850,440 and $736,913, respectively. This increase in the loss is primarily due to interest charges.

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

         Cash flows. Operating activities used cash of approximately $150,000 and $280,000 for 2006 and 2005 respectively. The decrease in the use of cash is due primarily to a decrease in operations.

         Investing activities have used cash of approximately $7,000 and $13,000 for 2006 and 2005, respectively. Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

         Financing activities provided cash of approximately $159,000 and $274,000 for 2006 and 2005, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of December 31, 2006, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME           AGE      OFFICE               TERM EXPIRES

William C. Bailey            70      Chairman             Next annual shareholder meeting
John L. Hastings III         43      Interim Pres./CEO                   3-31-07
Bernadette Suckel            50      Interim COO                         3-31-07
Michael L. Mills             42      Director             Next annual shareholder meeting
John T. Zaccheo              79      V-Chair/CFO          Next annual shareholder meeting
-----------------------------------------------------------------------------------------

         John L. Hastings III, age 43, joined the Company in November 2006 as Interim President and CEO of Klever Marketing, He brings with him more than 20 years experience in the roles of Sales, Marketing & Brand Management, Consultative Practice Leader and Executive General Management within Consumer Packaged Goods, Global Information Services and Global Retail/CPG Research & Analytics industries with a strong emphasis in strategic thought leadership, B2C and B2B sales and marketing. Most recently John served as Senior Vice President and General Manager of Global Business Intelligence for VNU-ACNielsen ("The Nielsen Companies"), the Global Leader in Market Research for Retail & Consumer Packaged Goods. Formerly, John was SVP/GM of the US Centers of Excellence, the market leading Advanced Analytics division of ACNielsen US, which he managed and grew for several years. Prior to ACNielsen, John is most well-known for his global consulting management as the Managing Director of Retail & CPG Decision Support, Large Systems and Data Warehousing initiatives with Unisys and NCR-Teradata, serving in 30 countries. Prior to that, John served in Sales and Brand Management roles within Kraft-All American Gourmet and Nestle-Stouffer's.

         Bernadette Suckel, age 50, joined the Company in November 2006 as Interim Chief Operating Officer of Klever Marketing. She brings with her more than 25 years experience in in the roles of Senior Sales, Marketing, Business Development and Consultative Sales Management within Global Research, Global Information Management, Large Systems and Retail Technologies industries.

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

CHANGES TO EXECUTIVE OFFICERS AND DIRECTORS

DIRECTOR'S NAME      AGE       OFFICE              DATE OF CHANGE

Arthur Portugal       64       President           Released as of 6-30-06
Daniel Warner         33       EVP Business        Resigned as of 3-31-06
                               Development
D. Paul Smith         59       CFO                 Resigned 6-1-06
C. Terry Warner       68       Director            Released as of 3-24-06
Dick King             53       Director            Resigned as of 1-15-06

AUDIT COMMITTEE

         As of December 31, 2006, the Company had one active board committee, the Audit and Compliance Committee. D. Paul Smith and Michael L. Mills serve on this committee. The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10KSB and all audited financials.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board be lieves that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

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

           (a)                (b)           (c)              (d)       (e)           (f)          (g)             (h)         (i)
                                                                      Other                   Securities
                              Year                                    Annual      Restricted  Underlying                   All Other
                             Ended                                   Compen-        Stock      Options/           LTIP      Compen-
        Name and              Dec.        Salary            Bonus     sation       Award(s)      SAR's          Payouts      sation
   Principal Position          31         ($)(1)             ($)       ($)           ($)         (no.)            ($)         ($)


D. PAUL SMITH                  2006                -              -         -              -            -               -          -
   Chairman/CFO/               2005                -              -         -              -            - (1)           -          -
   Sec/Treasurer               2004                -              -         -              -      200,000               -          -
   Exec Vice-President

WILLIAM J. DUPRE               2006                -              -         -              -            -               -          -
   President/COO               2005          $62,000              -         -              -            -               -          -
                               2004         $122,250              -         -              -               (2)          -          -
ART PORTUGAL                   2006          $96,700              -         -              -               (3)          -          -
President through 6/30/06      2005          $23,822              -         -              -      195,288               -          -

JOHN HASTINGS                  2006          $60,000              -         -              -               (4)          -          -
Interim Pres/CEO 11/06

BERNADETTE SUCKEL              2006          $10,000              -         -              -               (5)          -          -
Interim COO 11/06

(1). D. Paul Smith joined the Company in October 2001 as Chief Financial Officer, Vice-President, Corporate Secretary, and Treasurer. Mr. Smith resigned as Vice-President when William J. Dupre assumed that position in November 2002. Mr. Smith served as Chairman of the Board from January 2001 until July 2005. On May 19, 2006, Mr. Smith resigned as Chief Financial Officer, Corporate Secretary and Treasurer.

(2) William Dupre joined the Company in November 2002 as Chief Operating Officer and Executive Vice-President, on December 3, 2003 was named President of the Company. On May 1, 2005, Mr. Dupre resigned from the Company

(3) Arthur Portugal joined the company as President in November 2005. The $23,822 worth of restricted stock that Portugal received in 2005, equates to 195,288 in Klever restricted stock, which was granted in place of the payroll that he had accrued from November 14, 2005 until December 31, 2005 at a share price of $0.25. As part of the same transaction, Portugal also received the same amount of options for a three year period and a strike price of $0.50. Mr. Portugal was released as of June 30, 2006.

(4) John Hastings joined the Company on November 16, 2006, under terms of a contract, as Interim President and Chief Executive Officer and as a member of the board.

(5) Bernadette Suckel joined the Company on November 16, 2006, under terms of a contract, as Interim Chief Operating Officer and as a member of the board.

AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND YEAR END OPTION/SAR VALUES

         The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year to the chief executive officer, chief financial officer, and directors of the Company.

--------------------------- ---------------- -------------- ----------------------------------- -----------------------------------
           Name                 Shares           Value       Number of Securities Underlying    Value of Unexercised in-the-money
                              Acquired on    Realized ($)          Unexercised Options                   options ($) (a)
                               exercise
--------------------------- ---------------- -------------- ----------------------------------- -----------------------------------
                                                            Exercisable      Unexercisable      Exercisable      Unexercisable
--------------------------- ---------------- ------------- --------------- ------------------- --------------- -------------------
John Zaccheo                       0              $0           38,000      -                       $1,900              $0
--------------------------- ---------------- ------------- --------------- ------------------- --------------- -------------------
William Bailey                     0              $0           66,000      -                       $3,300              $0
--------------------------- ---------------- ------------- --------------- ------------------- --------------- -------------------

(a) Based on the closing price of the Company's Common Stock on December 31, 2006 at $.05 per share

Executive Compensation and Benefits

         The Company provides no health insurance to any full or part-time employees.

         The Company adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 46,970,383 votes as of December 31, 2006, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                                                   # OF
NAME AND ADDRESS            NATURE OF              SHARES
OF BENEFICIAL OWNERS        OWNERSHIP              OWNED             PERCENT
DIRECTORS AND
PRINCIPAL SHAREHOLDERS

Paul G. Begum               Direct (2)             3,158,807
P.O. Box 58045              Preferred Shares (2)     126,302
Salt Lake City, UT 84158    Options/Warrants         208,800
                                                   ----------
                                   Total            3,493,909           7.41%

Olson Foundation            Direct (1)              4,101,838
2220 Eastridge Ave          Preferred Shares (1)    3,946,953
                            Options                   572,000
Riverside, CA 92507         Convertible Debt (1)    9,935,933
                                                   ----------
                                   Total           18,556,724          32.28%

C. Terry Warner             Direct (3)             2,610,880
1278 Locust Lane            Options (3)              500,000
Provo, UT 84604             Convertible Debt (3)      13,111
                                                   ----------
                                   Total            3,123,991           6.58%

Presidio Investments LLC    Direct (4)              1,266,708
3200 North Central Ave      Preferred Shares (4)      347,332
Suite 1560                  Options/Warrants (4)            0
Phoenix, AZ 85012           Convertible Debt (1)(4) 8,651,244
                                                   ----------
                                   Total           10,265,284          18.46%

Olson Legacy Trust          Direct (1)(4)           1,266,708
3200 North Central Ave      Preferred Shares (4)      347,332
Suite 1560                  Options/Warrants (1)(4)         0
Phoenix, AZ 85012           Convertible Debt (4)    8,651,244
                                                   ----------
                                    Total          10,265,284          18.46%

Olson Holdings              Direct (1)                759,765
2220 Eastridge Ave.         Preferred Shares (1)    2,999,684
Suite B                     Options/Warrants (1)      256,895
Riverside, CA 92507                                ----------
                                    Total           4,016,344           8.50%

Seabury Investors III       Preferred Shares        4,036,552
540 Madison Avenue          Warrants                        0
New York, NY 10022          Convertible Debt (5)    1,701,189
                                                   ----------
                                    Total           5,737,741          11.79%

Zedeka. LLC                 Direct                  3,421,383
(formerly Primavera)
1278 Locust Lane                                    ----------
Provo, UT 84604                     Total           3,421,383          7.28%

Arbinger                    Direct                  3,490,756
Gateway Park Tower          Options/Warrants                0
563 W 500 S                 Convertible Debt           52,446
Suite 200                                           ---------
Woods Cross, UT 84087                Total           3,543,202          7.54%

William Bailey              Direct                   3,244,914
3889 E. Brockbank Dr.       Options/Warrants           586,000
Salt Lake City, UT 84124                             ---------
                                     Total           3,830,914          8.06%

DIRECTORS AND EXECUTIVE OFFICERS

William Bailey              Direct                   3,244,914
3889 E. Brockbank Dr.       Options/Warrants           586,000
Salt Lake City, UT 84124                             ---------
                                     Total           3,830,914          8.06%

Michael L. Mills            Direct                     951,762
3889 E. Brockbank Dr.       Options/Warrants           512,000
Salt Lake City, UT 84124                             ----------
                                     Total           1,463,762          3.08%

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (5
PERSONS)                     Direct                  4,196,676
                             Options/Warrants        1,098,000
                             Convertible Debt                0
                                                  ------------
                                     Total           5,294,676         11.14%

(1) Michael Mills is president of Olson Holdings, Inc., executor of the Estate of Peter Dean Olson, trustee of the Olson Foundation, he has voting and investment control but disclaims any pecuniary interest. For The Olson Foundation, Mr. Mills is one of four trustees and does not have voting or investment power because of a majority-vote rule relation to the Foundation. The Olson ownership includes 759,765 Shares held by Olson Holdings, 1,123,603 Shares held by the Olson Foundation, 928,580 Shares held by the Estate of Peter D. Olson, and 23,182 Shares held by Mr. Mills. The Olson ownership also includes Preferred Stock that, as of December 31, 2006 would convert 3,946,953 votes held by Presidio (347,332 votes), Olson Holdings (2,999,684 votes) and Olson Foundation (3,946,933 votes). Ownership includes warrants covering 572,000 Shares held by Olson Foundation, and options covering 512,000 Shares held by Mr. Mills. Convertible debt held by Olson Foundation and affiliates in the amount of 18,587,177 shares may also be converted as of December 31, 2006 into 9,935,933 Shares held by Olson Foundation and 8,651,244 shares held by Presidio.

(2) Mr. Begum's ownership includes 2,427,089 shares held by Tree of Stars, Inc., a corporation of which Mr. Begum is a director, officer and principal shareholder; and 506,864 shares held by PSF, Inc., a private company of which Mr. Begum is President and principal shareholder. Mr. Begum's ownership also includes Class A Convertible Preferred Shares that would convert to 126,302 Shares as of December 31, 2006

(3) Mr. Warner's ownership includes 12,500 Shares held by C. Terry Warner; 3,252,771 Shares held by Primavera, Ltd, (now called Zedeka, LLC), a limited partnership of which Mr. Warner is a passive member owning one
         (1) percent and Susan Warner, his spouse, who owns forty-nine (49) percent; 15,000 shares by Susan Warner, his spouse and 872,689 shares held by the Arbinger Institute, a private corporation of which Mr. Warner is a director and twenty-five (25) percent shareholder; options covering 576,033 shares and convertible debt held by Mr. Warner that may be converted into 13,111 shares as of December 31 2006.

(4) Presidio Investments, of which William J. Howard is the single member, and Olson Legacy Trust, of which William J. Howard is the sole trustee, ownership includes 94,858 Shares held by Presidio Investments LLC.; 347,332 Shares should the Class A Convertible Preferred Shares held by Presidio Investments LLC. be converted as of December 31, 2006; Olson Legacy Trust, of which William J. Howard is the sole trustee,. In addition to the total Presidio and Olson Legacy Trust ownership, convertible debt held by Presidio Investments may be converted into 8,651,244 Shares as of December 31, 2006.

(5) In addition to the total Seabury ownership, convertible debt held by Seabury Investors III, Limited Partnership could be converted into 1,701,189 shares as of December 31, 2006

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

          DATE      PRINCIPAL    ANNUAL INTEREST   MATURITY DATE       COMMON          OPTION
                                                                       STOCK
                                                                      OPTION #
                                      RATE                             SHARES       STRIKE PRICE
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

1. FINANCIAL STATEMENTS PAGE

Report of Independent Registered Public Accountants....................................F-1

Balance Sheets
   December 31, 2006 and 2005..........................................................F-3

Statements of Operations
   For the Years Ended December 31, 2006 and 2005
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2006................................................................F-5

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2006 ............F-6

Statements of Cash Flows
   For the Years Ended December 31, 2006 and 2005
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2006...............................................................F-15

Notes to the Financial Statements.....................................................F-17

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

(1) Incorporated herein by reference from Registrant's Form 10KSB, dated June 20, 1997.
(2) Incorporated herein by reference from Registrant's Form 10KSB, dated March 29, 2001
(3) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2001.
(4) Incorporated herein by reference from Registrant's Form 10QSB, dated May 15, 2002.
(5) Incorporated herein by reference from Registrant's Form 10QSB, dated August 19, 2002

     (b)          REPORTS FILED ON FORM 8-K

         On January 6, 2006, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, announcing that Arthur Portugal had been appointed as President of the Company, replacing Danny Warner who has been serving as Interm-President and will continue on as EVP of Business Development. It was also announced that Ted File has been appointed to the board..

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

         On May 25, 2006, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, and Item 8.01, Other Events, announcing that D. Paul Smith had resigned as CFO and Secretary Treasurer, effective May 19, 2006.

         On September 15, 2006, the Company filed a Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, and Item 8.01, Other Events, announcing that Craig Poulton had been appointed to the board, effective September 11, 2006.

         On November 16, 2006 the Company filed a Form 8-K under the Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, and Item 8.01, Other Events, announcing that John L. Hastings III had been appointed Part-time, Interim President and CEO and appointed to the Board, and announcing that Bernadette Suckel had been appointed Part-time, Interim COO and appointed to the Board.

         On March 30, 2007, the Company filed a Form 8-K under Item 9.01, Regulation FD Disclosure, announcing that Paul G. Begum had been appointed to the board, effective February 10, 2006.

         On May 19, 2006, the Company filed a Form 8-K under Item 9.01, Regulation FD Disclosure, announcing that Richard King had resigned as a board member , effective January 15, 2006.

                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2006 and 2005:

                         Service            2006                   2005
              Audit Fees                        $25,109                $16,475
              Audit-Related Fees                      -                      -
              Tax Fees                              224                    192
              All Other Fees                          -                      -
              Total                             $25,333                $16,667

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

                             KLEVER MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                    INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
                                     REPORT

                           DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS


                                                                                      Page
Report of Independent Registered Public Accountants.....................................F-1

Balance Sheets
   December 31, 2006 and 2005...........................................................F-3

Statements of Operations
   For the Years Ended December 31, 2006 and 2005
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2006.................................................................F-5

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2006 .............F-6

Statements of Cash Flows
   For the Years Ended December 31, 2006 and 2005
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2006................................................................F-15

Notes to the Financial Statements......................................................F-17

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

         We have audited the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations and cash flows for the two years ended December 31, 2006, and the cumulative period from July 5, 1996 (inception of development stage) to December 31, 2006, and the statement of stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants
Salt Lake City, Utah
April 2, 2007

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS






                                                     December 31,
ASSETS                                         2006                2005
------
                                        ------------------  ------------------
Current Assets
     Cash                               $            3,172  $            3,892
     Prepaid Expense                                 3,850                 750
     Other Receivable                               25,865              25,865
                                        ------------------  ------------------
          Total Current Assets                      32,887              30,507
                                        ------------------  ------------------

Fixed Assets
     Office Equipment                               92,964              92,964
     Less Accumulated Depreciation                 (92,964)            (92,964)
                                        ------------------  ------------------
          Net Fixed Assets                               -                   -
                                        ------------------  ------------------

Other Assets
     Patents                                       775,045             767,830
     Less Accumulated Amortization                (775,045)           (767,830)
                                        ------------------  ------------------
          Net Other Assets                               -                   -
                                        ------------------  ------------------

          Total Assets                  $           32,887  $           30,507
                                        ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2006                2005
------------------------------------
                                                                             ------------------  ------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          379,491  $          307,591
     Accrued Liabilities                                                              2,608,007           2,063,182
     Related Party Payables                                                           2,128,648           2,116,393
     Notes Payable                                                                       45,000              45,000
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   5,161,146           4,532,166
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock (par value $.01), 2,000,000 shares authorized
          168,434 issued and outstanding December 31, 2006
          and December 31, 2005                                                           1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 39,183,864 shares issued and outstanding
          at December 31, 2006 and 38,523,120 shares issued
          and outstanding at December 31, 2005                                          391,839             385,231
     Common Stock to be issued, 469,752 shares at
          December 31, 2006 and 2005                                                      4,698               4,698
     Treasury Stock, 1,000 shares at December 31, 2006 and 2005                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,643,186          13,440,954
     Shareholder Receivable                                                                   -             (15,000)
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (15,834,881)        (14,984,441)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (5,128,259)         (4,501,659)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $           32,887  $           30,507
                                                                             ==================  ==================






   The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                   Cumulative
                                                                                      From
                                                                                  July 5, 1996
                                                 For the Year Ended               Inception of
                                                    December 31,                  Development
                                              2006                2005               Stage
                                       ------------------  ------------------  ------------------
Revenue                                $                -  $                -  $          256,000
                                       ------------------  ------------------  ------------------

Expenses
  Sales and marketing                               8,098              37,662             163,306
  General and administrative                      400,080             461,066           9,801,527
  Research and development                              -                   -           4,529,656
                                       ------------------  ------------------  ------------------

     Total Expenses                               408,178             498,728          14,494,489
                                       ------------------  ------------------  ------------------

Other income (expense)
  Other income                                          -             150,082             428,717
  Interest income                                       -                   -              18,902
  Interest expense                               (442,162)           (388,167)         (2,261,350)
  Gain (Loss) on disposal of assets                     -                   -              26,947
  Capital gain on sale of investments                   -                   -             191,492
                                       ------------------  ------------------  ------------------

     Total Other Income (Expense)                (442,162)           (238,085)         (1,595,292)
                                       ------------------  ------------------  ------------------

Income (Loss) Before Taxes                       (850,340)           (736,813)        (15,833,781)

Income Taxes                                          100                 100               1,100
                                       ------------------  ------------------  ------------------

Net Income (Loss) After Taxes          $         (850,440) $         (736,913) $      (15,834,881)
                                       ==================  ==================  ==================

Weighted Average Shares
  Outstanding                                  38,718,472          37,672,182
                                       ==================  ==================

Loss Per Share                         $           (0.02)  $           (0.02)
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


                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                           From
                                                                                  Common    Paid in                    July 5, 1996
                                                                                   Stock    Capital in                  Inception of
                                Preferred Stock     Common Stock       Treasury    to be    Excess of     Retained      Development
                               ---------------- ---------------------
                                Shares   Amount   Shares     Amount      Stock     Issued   Par Value     Deficit         Stage
                               -------- ------- ----------- ---------  --------  --------- ------------  ------------  ------------
Shares issued for general and
   administrative expenses
   at $.25 per share                  -       -       2,788        29         -         -          669             -            -
Shares issued for cash
   at $.25 per share                  -       -     586,000     5,860         -         -      140,640             -            -
Shares issued for accounts
   payable at $.25 per share          -       -      71,956       719         -         -       17,270             -            -
Compensation expense from
   issuance of stock options          -       -           -         -         -         -       43,653             -            -

Net Loss                              -       -           -         -         -         -            -             -     (850,440)
                               -------- ------- ----------- ---------  --------  --------- ------------  ------------  ------------

Balance December 31, 2006       168,434 $ 1,684  39,183,864 $ 391,839  $ (1,000) $   4,698 $ 13,643,186  $ (3,333,785) $(15,834,881)
                               ======== ======= =========== =========  ========  ========= ============  ============  ============






   The accompanying notes are an integral part of these financial statements.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (850,440) $         (736,913) $      (15,834,881)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Sock issued for general and administrative                        697               23,125             987,482
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                         43,653                   -              69,900
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                               17,989                   -             226,462
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                    7,215              43,537           1,912,883
     Write-off of bad debts                                          15,000                   -              15,000
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                  (3,100)                  -              84,523
     Increase (decrease) in accounts payable                         71,899             (36,174)            293,786
     Increase (decrease) in accrued liabilities                     544,826             426,152           2,556,676
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (152,261)           (280,273)         (9,396,591)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                   -            (587,801)
Acquisition/Sale of patents                                          (7,215)            (12,741)             25,089
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                (7,215)            (12,741)           (550,337)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                                                    July 5, 1996
                                                                   For the Year ended               Inception of
                                                                      December 31,                  Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                       146,500             272,626           6,765,673
Proceeds from loans                                                  16,500               1,564           3,473,252
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                       (4,244)               (458)           (279,730)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           158,756             273,732           9,925,426
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                  (720)            (19,282)            (21,502)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,892              23,174              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           3,172  $            3,892  $3,172
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $             100  $              100  $            1,100

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $850,440 and $736,913 for the years ended December 31, 2006 and 2005, respectively, and losses of $19,168,666 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Fair Value of Financial Instruments

         The carrying value of the Company's  financial  instruments,  including accounts payable and accrued liabilities at December 31, 2006 and 2005 approximates their fair values due to the short-term nature of these financial instruments.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2006 and 2005 are not presented as it would be anti-dilutive. At December 31, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 6,425,467 and 8,109,807, respectively.

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

         Depreciation expense was $0 and $3,644 for the years ended December 31, 2006 and 2005, respectively.

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $7,215 and $39,892 for the years ended December 31, 2006 and 2005, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Options

         Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended.

         Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on January 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

         During the year ended December 31, 2006, the Company granted 312,800 stock options to officers and directors, and granted 290,000 stock options to non-employees. Accordingly, stock- based compensation expense of $43,653 was recognized in the Statement of Operations at December 31, 2006. The Black-Scholes option pricing model was used to calculate to estimate fair value of the options granted. The following assumptions were made: risk-free rate was 4.50%; expected life of option was 2 or 3 years; expected volatility of stock for the two and three year options was 215.6% and 238.3%, respectively. During the year ended December 31, 2005, the Company valued stock options using the intrinsic value method prescribed by APB 25. Since the exercise price of stock options previously issued was greater than or equal to the market price on grant date, no compensation expense was recognized.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INCOME TAXES

         As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $19,068,236 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                    2006                2005
Net Operating Losses         $        2,860,236           2,740,329
Valuation Allowance                  (2,860,236)         (2,740,329)
                             $                -   $               -
                             ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                   2006                2005
Provision (Benefit) at US Statutory Rate    $    119,907   $          110,207
Increase (Decrease) in Valuation Allowance      (119,907)           (110,207)
                                            $           -  $                -
                                            =============  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - LEASE COMMITMENT

         The Company currently leases approximately 700 square feet of office space from Poulton & Associates on a month to month basis. The rent payments are approximately $800 per month. The office space is used as the corporate headquarters. It is located at 3785 S 700 E, 2nd Floor, Salt Lake City, UT 84106.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - LEASE COMMITMENT (continued)

         The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-------------------------------------------
         2007                                             $            -
         2008                                                          -
         2009                                                          -
         2010                                                          -
         2011                                                          -
                                                          --------------
         Total minimum future lease payments              $            -
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

         During the years ended December 31, 2006 and 2005, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

         At December 31, 2006 and 2005, the total amount due on these notes was $336,139 and $288,183, respectively.

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

         At December 31, 2006 and 2005, the total amount due on these loans was $289,927 and $265,010, respectively.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

         At December 31, 2006 and 2005, the total amount due on these loans was $2,798,188 and $2,542,713, respectively.

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

         At December 31, 2006 and 2005, the total amount due on these loans was $540,658 and $464,601, respectively.

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
             ================                                  ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At December 31, 2006 and 2005, the total amount due on these loans was $53,373 and $49,095, respectively.

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500. The loans are due on demand and carry an interest rate of 8% per annum. At December 31, 2006, the total due on these loans was $17,545.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At December 31, 2006 and 2005, the total amount due on these loans was $65,137 and $60,175, respectively.

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

         As of December 31, 2006, 5,070,088 options were outstanding. The Company granted 602,800 options during 2006, of which 426,000 expire in two years, and 176,800 expire in three years. Compensation expense charged to operations for the years ended December 31, 2006 and 2005 was $43,653 and $0, respectively.

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
                                                             =================     ==================

The following table sets forth the options and warrants outstanding as of December 31, 2006.


                                                                                        Weighted
                                                                 Option /               Average              Weighted
                                                                 Warrants               Exercise              Average
                                                                  Shares                 Price              Fair Value
                                                             -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2005                                             7,326,053     $                0.77
Granted, Exercise price more than fair value                           602,800                      0.75                 0.06
Granted, Exercise price less than fair value                                 -                      -                    -
Expired                                                             (2,858,765)                     0.08
Exercised                                                                    -                      -
                                                             -----------------
Options & warrants outstanding,
       December 31, 2006                                             5,070,088     $                0.25
                                                             =================     ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         Exercise price for optioned shares and warrants outstanding as of December 31, 2006 range from $0.06 to $1.00. A summary of these options by range of exercise prices is shown as follows:


                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.06              2,557,000    $          0.06             2,557,000     $                0.06        8 months
..07                               400,000               0.07               400,000                      0.07        2 months
..08                               100,000               0.08               100,000                      0.08        26 months
..10                               125,000               0.10               125,000                      0.10        24 months
..23                               200,000               0.23               200,000                      0.23        13 months
..50                             1,396,688               0.50             1,396,688                      0.50        29 months
1.00                              291,400               1.00               291,400                      1.00        23 months

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at December 31, 2006 and 2005.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. During 2006, this judgment was paid in full.

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

         During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for alleged past due executive compensation including stock options. The Company disputes the claim. The claimant previously filed a formal administrative wage claim in California which is inactive but pending. As of December 31, 2006, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006. The Company also has accrued notes payable of $9,710 due to Mr. Portugal.

NOTE 11 - STOCK TRANSACTIONS

         On January 20, 2005, the Company issued 50,000 shares of common stock at $.048 for cash of $2,400.

         On February 3, 2005, the Company issued 50,000 shares of common stock at $.034 for cash of $1,700.

         On February 11, 2005, the Company issued 100,000 shares of common stock at $.036 for cash of $3,600.

         On April 5, 2005, the Company issued 350,000 shares of common stock at $.028 for cash of $10,106.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - STOCK TRANSACTIONS (continued)

         On April 12, 2005, the Company issued 100,000 shares of common stock at $.03 for cash of $3,000.

         On April 22, 2005, the Company issued 150,000 shares of common stock at $.028 for cash of $4,320.

         During 2005, the Company issued 990,000 shares of common stock at $.25 for cash of $247,500.

         On December 31, 2005, the Company issued 92,500 shares of common stock for expenses of $23,125. The shares were valued at $.25 per share.

         During the year ended December 31, 2006, the Company issued 586,000 shares of common stock for cash of $146,500. The shares were sold for $.25 per share.

         In December 2006, the Company issued 2,788 shares of common stock for general and administrative expenses of $697. The shares were valued at $.25 per share.

         In October 2006, the Company issued 24,000 shares of common stock for accounts payable of $6,000. The shares were valued at $.25 per share.

         In December 2006, the Company issued 47,956 shares of common stock for accounts payable of $11,989. The shares were valued at $.25 per share.

NOTE 12 - PURCHASE AGREEMENT

         On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company agreed to issue 3,000,000 restricted shares of the Company's common voting stock to acquire the S&C shares. The Company also sent S&C $15,000 in cash. As of December 31, 2003, the Company cancelled the agreement. The 3,000,000 shares have not yet been returned to the Company. The Company is in the process of cancelling  these  shares.  The  $15,000  has  been  recorded  as a  shareholder receivable.  During  2006,  the  receivable  was  written-off  and  the  $15,000 expensed.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13 - LICENSE AGREEMENT (continued)

         On February 15, 2005 ModStream Digital Messaging Products, LLC acquired from the Company limited non-exclusive licensees to use the Company's United States patent portfolio for electronic display devices specific to ModStream product design. This product design is limited to a 80 character dot-matrix LCD-type screen with limited alerts, and does not include full motion video or product scanning. Under the license agreement, ModStream paid the Company $150,000 and will pay ongoing royalties for all ModStream products that utilize the specific components of the Company's licensed technology.

NOTE 14 - EMPLOYMENT AGREEMENT

         On November 14, 2005, the Company entered into an employment agreement with Arthur Portugal. Under the terms of the agreement, Mr. Portugal will receive a base salary of $185,000 per year. The employment agreement was concluded on June 30, 2006 and was not renewed.

NOTE 15 - SALE OF PATENTS

         On August 27, 2004, the Company sold all of its international patents for $350,000. The international patents comprised approximately 69% of the total patents the Company owned. At December 31, 2006 and 2005, the Company was still owed $25,000 relating to this sale.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KLEVER MARKETING, INC.

Dated: April 2, 2007                           By  /S/     William C. Bailey
                                               ---------------------------------
                                               William C. Bailey
                                               Chairman
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of April 2007.

Signatures                                     Title

/S/     William C. Bailey
--------------------------------------------------------------
William C. Bailey                              Chairman
                                               (Principal Executive Officer)

/S/  John L. Hastings III
John L. Hastings III                           Interim President & CEO, as of
                                               11/10/06


/S/      Craig Poulton
Craig Poulton                                  Director


/S/     Michael L. Mills
-----------------------------------------------------------
Michael L. Mills                               Director


/S/     Bernadette Suckel
Bernadette Suckel                              Interim COO, as of 11/10/06


/S/     John T. Zaccheo
John T. Zaccheo                                Vice Chairman & CFO,
---------------
                                               Acting President & CEO 7/01/06
                                               through 11/10/06

/S/     Paul G. Begum
Paul G. Begum                                  Director and interim CFO, as of
-------------