Form 10QSB
period 2007-03-31
KLEVER MARKETING INC
filed 2007-05-22
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007
                   -------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 0-18834
                                                -------

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

                                 (801) 263-0404
                            Issuer's telephone number

            --------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]  No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2007 39,423,864
                                                     ---------------------------

         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS







                                         (Unaudited)
                                          March 31,          December 31,
ASSETS                                       2007                2006
------                                ------------------  ------------------
Current Assets
     Cash                             $                -  $            3,172
     Prepaid Expense                               3,850               3,850
     Other Receivable                             25,865              25,865
                                      ------------------  ------------------
          Total Current Assets                    29,715              32,887
                                      ------------------  ------------------

Fixed Assets
     Office Equipment                             92,964              92,964
     Less Accumulated Depreciation               (92,964)            (92,964)
                                      ------------------  ------------------
          Net Fixed Assets                             -                   -
                                      ------------------  ------------------

Other Assets
     Patents                                     775,045             775,045
     Less Accumulated Amortization              (775,045)           (775,045)
                                      ------------------  ------------------
          Net Other Assets                             -                   -
                                      ------------------  ------------------

          Total Assets                $           29,715  $           32,887
                                      ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                       (Unaudited)
                                                                         March 31,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       2007               2006
------------------------------------                                ------------------ -------------------
Current Liabilities
     Accounts Payable, Trade                                        $          359,240 $           379,491
      Bank Overdraft                                                             2,475                   -
     Accrued Liabilities                                                     1,854,956           2,608,007
     Related Party Payables                                                  3,015,168           2,128,648
     Notes Payable                                                              45,000              45,000
                                                                    ------------------ -------------------

          Total Current Liabilities                                          5,276,839           5,161,146
                                                                    ------------------ -------------------

Stockholders' Equity
     Preferred stock (par value $.01), 2,000,000 shares authorized
          168,434 issued and outstanding March 31, 2007
          and December 31, 2006                                                  1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 39,423,864 shares issued and outstanding
          at March 31, 2007 and 39,183,864 and December 31, 2006               394,239             391,839
     Common Stock to be issued, 469,752 shares at
          March 31, 2007 and December 31, 2006                                   4,698               4,698
     Treasury Stock, 1,000 shares at March 31, 2007
          and December 31, 2006                                                 (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                 13,700,786          13,643,186
     Retained Deficit                                                       (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                          (16,013,746)        (15,834,881)
                                                                    ------------------ -------------------

          Total Stockholders' Equity                                        (5,247,124)         (5,128,259)
                                                                    ------------------ -------------------

          Total Liabilities and Stockholders' Equity                $           29,715 $            32,887
                                                                    ================== ===================




    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                      From
                                                    (Unaudited)                   July 5, 1996
                                                For the Three Months              Inception of
                                                   Ended March 31,                Development
                                              2007              2006                 Stage
                                      ------------------  -----------------  ----------------------
Revenue                               $                -  $               -  $             256,000
                                      ------------------  -----------------  ----------------------

Expenses
  Sales and Marketing                                  -              7,500                 163,306
  General and Administrative                      68,888             94,058               9,870,415
  Research and Development                             -                  -               4,529,656
                                      ------------------  -----------------  ----------------------
     Total Expenses                               68,888            101,558              14,563,377
                                      ------------------  -----------------  ----------------------

Other Income (Expense)
 Other Income                                          -                  -                 428,717
  Interest Income                                      -                  -                  18,902
  Interest Expense                              (109,977)           (83,210)             (2,371,327)
  Gain (Loss) on sale of assets                        -                  -                  26,947
  Capital gain on sale of investments                  -                  -                 191,492
                                      ------------------  -----------------  ----------------------
     Total Other Income (Expense)               (109,977)           (83,210)             (1,705,269)
                                      ------------------  -----------------  ----------------------

Loss Before Taxes                               (178,865)          (184,768)            (16,012,646)

Income Taxes                                           -                  -                   1,100
                                      ------------------  -----------------  ----------------------

Net Loss After Taxes                  $         (178,865) $        (184,768) $           16,013,746
                                      ==================  =================  ======================

Weighted Average Shares Outstanding           39,148,796         38,523,120
                                      ==================  =================

Loss per Common Share                 $           (0.01)  $          (0.01)
                                      ==================  =================







    The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                        From
                                                                      (Unaudited)                   July 5, 1996
                                                              For the Three Months Ended            Inception of
                                                                        March 31,                   Development
                                                                2007                2006               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (178,865) $         (184,768) $      (16,013,746)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -                   -             987,482
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              69,900
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                    -                   -             226,462
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                                        2,862           1,912,883
     Write-off bad debts                                                  -                   -              15,000
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                       -                   -              84,523
     Increase (decrease) in accounts payable                        (20,251)             13,157             273,535
     Increase (decrease) in accrued liabilities                     133,469             158,680           2,690,145
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                               (65,647)            (10,069)         (9,462,238)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                   -            (587,801)
Acquisition/Sale of patents                                               -              (2,862)             25,089
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                                    (2,862)           (550,337)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                     Cumulative
                                                                                                        From
                                                                      (Unaudited)                   July 5, 1996
                                                              For the Three Months Ended            Inception of
                                                                        March 31,                   Development
                                                                2007                2006               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                        60,000                   -           6,825,673
Proceeds from loans                                                       -              14,200           3,473,252
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Increase in Bank Overdraft                                            2,475                   -               2,475
Cash payments on notes payable                                            -                   -            (279,730)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            62,475              14,200           9,987,901
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                (3,172)              1,269             (24,674)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,172               3,892              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $               -  $            5,161  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $            1,100

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $179,000 for the three months ended March 31, 2007 losses of $185,000 for the three months ended March 31,2006, and losses of $16,013,746 since inception. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of March 31, 2007, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2006  financial statements to conform with the 2007 presentation.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2007 and 2006 are not presented as it would be anti-dilutive. At March 31, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 6,425,467 and 8,109,807, respectively.

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

         Depreciation expense was $ 0 and $0 for the three months ended March 31, 2007 and 2006, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $ 0 and $ 0 for the three months ended March 31, 2007 and 2006, respectively.

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

         Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on January 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant- date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

         During the period ended March 31, 2007, no options were issued. During the year ended December 31, 2006 the Company granted 312,800 stock options to officers and directors, and granted 290,000 stock options to non-employees. Accordingly, stock-based compensation expense of $43,653 was recognized in the Statement of Operations at December 31, 2006. The Black-Scholes option pricing model was used to calculate to estimate fair value of the options granted. The following assumptions were made: risk-free rate was 4.50%; expected life

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Options (continued)

of option was 2 or 3 years; expected volatility of stock for the two and three year options was 215.6% and 238.3%, respectively. During the year ended December 31, 2005, the Company valued stock options using the intrinsic value method prescribed by APB 25. Since the exercise price of stock options previously issued was greater than or equal to the market price on grant date, no compensation expense was recognized.

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


                                  2006                2005
                           ------------------  ------------------
Net Operating Losses       $        2,860,236           2,740,329
Valuation Allowance                (2,860,236)         (2,740,329)
                           $                -  $                -
                           ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                               2006            2005
                                           --------------   --------------
Provision (Benefit) at US Statutory Rate   $      119,907   $      110,207
Increase (Decrease) in Valuation Allowance       (119,907)        (110,207)
                                           $            -   $            -
                                           ===============  ==============

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

         During the three months ended March 31, 2007 and 2006, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

         At March 31, 2007 and 2006 the total amount due on these notes was $349,088 and $297,139.

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

         At March 31, 2007 and 2006 the total amount due on these loans was $296,459 and $270,155.

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

         At March 31, 2007 and 2006, the total amount due on these loans was $2,798,188 and $2,542,713.

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

         At March 31, 2007 and 2006 the total amount due on these loans was $540,658 and $464,601.

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


                                                                   Common
                                  Annual                            Stock         Option
                                 Interest                         Option #        Strike
    DATE        Principal          Rate        Maturity Date       Shares          Price
------------ ---------------- ----------------------------------------------------------
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
             ================                                  ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At March 31, 2007 and 2006, the total amount due on these loans is $54,430 and $49,905, respectively.

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

         On February 17, 2006 Art Portugal advanced the company $9,000.

         On February 28, 2006 Paul Smith advanced the company $200.

PAUL G. BEGUM

         On January 10, 2006 Paul Begum advanced the company $5,000.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At March 31, 2007 and 2006, the total amount due on these loans is $66,422 and $61,075, respectively.

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

         As of March 31, 2007, 5,070,088 options were outstanding. The Company granted 602,800 options during the first three months of 2007, of which 426,000 expire in two years, and 176,800 expire in three years. Compensation expense charged to operations for the three months ended March 31, 2007 and 2006 is $43,653 and $0.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of December 31, 2006.

                                                                         Weighted
                                                  Option /               Average              Weighted
                                                  Warrants               Exercise              Average
                                                   Shares                 Price              Fair Value
                                              -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2005                          7,326,053         $           0.77
Granted, Exercise price more than fair value       602,800                      0.75                 0.06
Granted, Exercise price less than fair value          -                         -                    -
Expired                                          (2,858,465)                    0.08
Exercised                                             -                         -
                                              -----------------
Options & warrants outstanding,
       December 31, 2006                          5,070,388         $           0.25
                                              =================     ==================

         The following table sets forth the options and warrants outstanding as of March 31, 2007.

                                                                         Weighted
                                                  Option /               Average              Weighted
                                                  Warrants               Exercise              Average
                                                   Shares                 Price              Fair Value
                                              -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2006                              5,070,388     $           0.25
Granted, Exercise price more than fair value                  -                 -                    -
Granted, Exercise price less than fair value                  -                 -                    -
Expired                                                       -                 -
Exercised                                                     -                 -
                                              -----------------
Options & warrants outstanding,
       March 31, 2007                                 5,070,388     $           0.25
                                              =================     ==================

         Exercise prices for optioned shares and warrants outstanding as of March 31, 2007 ranged from $0.06 to $1.00. A summary of these options by range of exercise prices is shown as follows:

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8- STOCK OPTIONS (continued)

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------
$             0.06              2,557,000    $          0.06             2,557,000     $                0.06        8 months
0.07                              400,000               0.07               400,000                      0.07        2 months
0.08                              100,000               0.08               100,000                      0.08        26 months
0.10                              125,000               0.10               125,000                      0.10        24 months
0.23                              200,000               0.23               200,000                      0.23        13 months
0.50                            1,396,688               0.50             1,396,688                      0.50        29 months
1.00                              291,400               1.00               291,400                      1.00        23 months

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. This judgment has been included in the financial statements as part of accrued liabilities at March 31, 2007 and December 31, 2006.

         On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC. The total judgment was for $17,167.18. This judgment has been included in accounts payable as of March 31, 2007 and December 31, 2006.

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

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
NOTE 12 - PURCHASE AGREEMENT

         On July 29, 2003, the Company entered into an agreement to purchase 80% of the issued and outstanding shares of S&C Medical, Inc. (S&C). The Company agreed to issue 3,000,000 restricted shares of the Company's common voting stock to acquire the S&C shares. The Company also sent S&C $15,000 in cash. As of December 31, 2003, the Company cancelled the agreement. The 3,000,000 shares have not yet been returned to the Company. The Company is in the process of cancelling these shares. The $15,000 has been recorded as a shareholder receivable

NOTE 11 - STOCK TRANSACTIONS

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

         On February 20, 2007, the company issued 200,000 shares of commons stock for cash of $5000. The shares were valued at $.25 per share.

         On March 6, 2007 the company issued 40,000 shares of commons stock for cash of $10,000. The shares were valued at $.25 per share.

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

NOTE 13 - LICENSE AGREEMENT(Continued)

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

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the three months ended March 31, 2007 and 2006, the Company had net losses of $178,865 and $184,768, respectively.

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

Cash flows. Operating activities for the three months ended March 31, 2007 and 2006 used cash of approximately $66,000 and $10,000 respectively.

Investing activities for the three months ended March 31, 2007 and 2006 have used cash of approximately $0 and $2,900, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities for the three months ended March 31, 2007 and 2006 provided cash of approximately $62,475 and $14,200, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) Reports on Form 8-K filed.


         On April 20, 2007, the Company filed a Form 8-K under Item 9.01, Regulation FD Disclosure, announcing the resignation of John Zaccheo as Board Member and also as interim CFO, effective April 20, 2007. Other events, appointment of Jeremiah Cox to replace John Zaccheo to serve on the Board of Directors, and the appointment of Paul Begum as interim CFO, replacing the vacated position of John Zaccheo effective April 20, 2007.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Klever Marketing, Inc.
(Registrant)

DATE:      May 21, 2007



By:  /s/ William C. Bailey
    -------------------------------------
Chairman
(Principal Executive Officer)



By:  /s/ Paul Begum
Paul Begum
Interim Chief Financial Officer