Form 10QSB
period 2007-06-30
KLEVER MARKETING INC
filed 2007-08-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007
                   ------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

           For the transition period from ___________ to ____________

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No -----
-----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2007 39,878,626


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS


                                          (Unaudited)
                                            June 30,          December 31,
ASSETS                                        2007                2006
                                       ------------------  ------------------
Current Assets
     Cash                              $            4,588  $            3,172
     Prepaid Expense                                  727               3,850
     Other Receivable                              25,865              25,865
                                       ------------------  ------------------
          Total Current Assets                     31,180              32,887
                                       ------------------  ------------------

Fixed Assets
     Office Equipment                              92,964              92,964
     Less Accumulated Depreciation                (92,964)            (92,964)
                                       ------------------  ------------------
          Net Fixed Assets                              -                   -
                                       ------------------  ------------------

Other Assets
     Patents                                      775,045             775,045
     Less Accumulated Amortization               (775,045)           (775,045)
                                       ------------------  ------------------
          Net Other Assets                              -                   -
                                       ------------------  ------------------

          Total Assets                 $           31,180  $           32,887
                                       ==================  ==================

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                  (Unaudited)
                                                                                  June 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2007               2006
                                                                             ------------------ -------------------
Current Liabilities
     Accounts Payable, Trade                                                 $          349,115 $           379,491
     Accrued Liabilities                                                              2,741,899           2,608,007
     Line of Credit                                                                      23,799                   -
     Related Party Payables                                                           2,128,648           2,128,648
     Notes Payable                                                                       45,000              45,000
                                                                             ------------------ -------------------

          Total Current Liabilities                                                   5,288,461           5,161,146
                                                                             ------------------ -------------------

Stockholders' Equity
     Preferred stock (par value $.01), 2,000,000 shares authorized
          168,434 issued and outstanding June 30, 2007
          and December 31, 2006                                                           1,684               1,684
     Common Stock (Par Value $.01), 50,000,000 shares
          authorized 39,878,626 shares issued and outstanding
          at June 30, 2007 and 39,183,864 and December 31, 2006                         398,786             391,839
     Common Stock to be issued, 469,752 shares at
          June 30, 2007 and December 31, 2006                                             4,698               4,698
     Treasury Stock, 1,000 shares at June 30, 2007
          and December 31, 2006                                                          (1,000)             (1,000)
     Paid in Capital in Excess of Par Value                                          13,809,928          13,643,186
     Retained Deficit                                                                (3,333,785)         (3,333,785)
     Deficit Accumulated During Development Stage                                   (16,137,592)        (15,834,881)
                                                                             ------------------ -------------------

          Total Stockholders' Equity                                                 (5,257,281)         (5,128,259)
                                                                             ------------------ -------------------

          Total Liabilities and Stockholders' Equity                         $           31,180 $            32,887
                                                                             ================== ===================




   The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                     Cumulative
                                                                                                                        From
                                               (Unaudited)                            (Unaudited)                   July 5, 1996
                                           For the Three Months                    For the Six Months               Inception of
                                              Ended June 30,                         Ended June 30,                 Development
                                         2007               2006                 2007               2006                Stage
                                      --------------  -----------------  ------------------  ------------------  ------------------
Revenue                               $            -  $               -  $                -  $                -  $          256,000
                                      --------------  -----------------  ------------------  ------------------  ------------------

Expenses
  Sales and Marketing                              -                  -                   -               7,386             163,306
  General and Administrative                  90,058             19,837             158,946             120,381           9,960,473
  Research and Development                         -                  -                   -                   -           4,529,656
                                      --------------  -----------------  ------------------  ------------------  ------------------
     Total Expenses                           90,058             19,837             158,946             127,767          14,653,435
                                      --------------  -----------------  ------------------  ------------------  ------------------

Other Income (Expense)
 Other Income                                      -                  -                   -                   -             428,717
  Interest Income                                126                  -                 126                   -              19,028
  Interest Expense                          (114,362)           (84,936)           (224,339)           (168,146)         (2,485,689)
  Forgiveness of debt                         80,448                  -              80,448                   -              80,448
  Gain (Loss) on sale of assets                    -                  -                   -                   -              26,947
  Capital gain on sale of investments              -                  -                   -                   -             191,492
                                      --------------  -----------------  ------------------  ------------------  ------------------
     Total Other Income (Expense)            (33,788)           (84,936)           (143,765)           (168,146)         (1,739,057)
                                      --------------  -----------------  ------------------  ------------------  ------------------

Loss Before Taxes                           (123,846)          (104,773)           (302,711)           (295,913)        (16,136,492)
Income Taxes                                       -                  -                   -                   -               1,100
                                      --------------  -----------------  ------------------  ------------------  ------------------

Net Loss After Taxes                  $     (123,846) $        (104,773) $         (302,711) $         (295,913) $       16,137,592
                                      ==============  =================  ==================  ==================  ==================

Weighted Average Shares Outstanding       39,628,202         38,591,777          39,402,620          38,567,606
                                      ==============  =================  ==================  ==================

Loss per Common Share                 $            -  $               -  $           (0.01)  $            (0.01)
                                      ==============  =================  ==================  ==================

   The accompanying notes are an integral part of these financial statements

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                        From
                                                                     (Unaudited)                   July 5, 1996
                                                                For the Six Months Ended           Inception of
                                                                        June 30,                    Development
                                                                2007                2006               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (302,711) $         (295,913) $       (16,137,592)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Stock issued for general and administrative                          -                   -             987,482
     Stock issued for research and development                            -                   -              62,850
     Stock returned for services not rendered                             -                   -            (200,790)
     (Gain) loss on sale/disposal of assets                               -                   -             486,536
     Compensation expense from stock options                              -                   -              69,900
     Stock issued for interest expense                                    -                   -             119,701
     Stock issued for accounts payable                                8,689                   -             235,151
     Deferred income                                                      -                   -            (214,000)
     Depreciation and amortization                                        -               2,862           1,912,883
     Write-off bad debts                                                  -                   -              15,000
     (Increase) decrease in accounts receivable                           -                   -                (413)
     (Increase) decrease in shareholder receivable                        -                   -              37,694
     (Increase) decrease in other assets & prepaids                   3,123                   -              87,646
     Increase (decrease) in accounts payable                        (30,376)              8,192             263,410
     Increase (decrease) in accrued liabilities                     133,892             251,092           2,690,568
                                                          -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                              (187,383)            (33,767)         (9,583,974)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -                   -            (587,801)
Acquisition/Sale of patents                                               -              (2,862)             25,089
Acquisition/Sale of stock, net                                            -                   -              12,375
                                                          -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                     -              (2,862)           (550,337)
                                                          -----------------  ------------------  ------------------

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (continued)

                                                                                                     Cumulative
                                                                                                        From
                                                                       (Unaudited)                 July 5, 1996
                                                               For the Six Months Ended             Inception of
                                                                        June 30,                    Development
                                                                2007                2006               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued                                       165,000              34,500           6,930,673
Proceeds from loans                                                       -                   -           3,473,252
Proceeds from line of credit                                         23,799                   -              23,799
Loan receivables                                                          -                   -             (15,000)
Principal payments on lease obligations                                   -                   -             (18,769)
Cash payments on notes payable                                            -                   -            (279,730)
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           188,799              34,500          10,114,225
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in Cash and Cash
          Equivalents                                                 1,416              (2,129)            (20,086)
Cash and Cash Equivalents at Beginning of the
          Year                                                        3,172               3,892              24,674
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at End of the Year              $           4,588  $            1,763  $            4,588
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $            1,100

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $123,846 and $302,711 for the three and six months ended June 30, 2007, losses of $104,773 and $295,913 for the three and six months ended June 30,2006, and losses of $16,137,592 since inception of the development stage. The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of June 30, 2007, and for the three and six month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2007 and 2006 are not presented as it would be anti-dilutive. At June 30, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 6,425,467 and 8,109,807, respectively.

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

         Depreciation expense was $ 0 and $0 for the six months ended June 30, 2007 and 2006, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

         Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

         Amortization expense was $ 0 and $ 0 for the six months ended June 30, 2007 and 2006, respectively.

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

         During the six months ended June 30, 2007, no options were issued. During the year ended December 31, 2006 the Company granted 312,800 stock options to officers and directors, and granted 290,000 stock options to non-employees. Accordingly, stock-based compensation expense of $43,653 was recognized in the Statement of Operations at December 31, 2006. The Black-Scholes option pricing model was used to calculate to estimate fair value of the options granted. The following assumptions were made: risk-free rate was 4.50%; expected life

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Options (continued)

of option was 2 or 3 years; expected volatility of stock for the two and three year options was 215.6% and 238.3%, respectively. During the year ended December 31, 2005, the Company valued stock options using the intrinsic value method prescribed by APB 25. Since the exercise price of stock options previously issued was greater than or equal to the market price on grant date, no compensation expense was recognized.

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


                                2006                2005
Net Operating Losses     $       2,860,236            2,740,329
Valuation Allowance             (2,860,236)          (2,740,329)
                         $               -   $                -
                         ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                              2006          2005
Provision (Benefit) at US Statutory Rate     $   119,907   $    110,207
Increase (Decrease) in Valuation Allowance      (119,907)      (110,207)
                                             $         -   $          -
                                             ============  ============

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

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - LEASE COMMITMENT

         The Company currently leases approximately 700 square feet of office space from Poulton & Associates on a month to month basis. The rent payments are approximately $800 per month. The office space is used as the corporate headquarters. It is located at 955 N 400 W, Suite 8, North Salt Lake, UT 84054.

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

         During the six months ended June 30, 2007 and 2006, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

         At June 30, 2007 and December 31, 2006 the total amount due on these notes was $360,832 and $336,139.

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

         At June 30, 2007 and December 31, 2006 the total amount due on these loans was $303,226 and $289,927.

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

         At June 30, 2007 and December 31, 2006, the total amount due on these loans was $2,934,562 and $2,798,188.

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

         At June 30, 2007 and December 31, 2006 the total amount due on these loans was $582,822 and $540,658.

ARBINGER LOANS TO THE COMPANY

         The loans listed below were made to the Company by The Arbinger Institute. The Arbinger Institute is controlled by four equal partners, of which
C. Terry Warner and D. Paul Smith are each a partner.


                                                          Common
                         Annual                            Stock         Option
                        Interest                         Option #        Strike
  DATE     Principal          Rate        Maturity Date       Shares      Price
-------- ----------- -----------------------------------------------------------
09/12/03  $10,040.00     8.00%          09/12/05              16,733      $1.00
09/17/03     $471.73     8.00%          09/17/05                 786      $1.00
09/25/03   $4,500.00     8.00%          09/25/05               7,500      $1.00
09/26/03      $80.95     8.00%          09/26/05                 135      $1.00
10/01/03      $79.00     8.00%          10/01/05                 132      $1.00
11/01/03      $79.00     8.00%          11/01/05                 132      $1.00
11/26/03  $10,000.00     8.00%          11/26/05              16,667      $1.00
12/02/03      $79.00     8.00%          12/02/05                 132      $1.00
12/15/03  $13,000.00     8.00%          12/15/05              21,667      $1.00
12/24/03   $2,750.00     8.00%          12/24/05               4,583      $1.00
         -----------                                  --------------
 Total    $41,079.68                                          68,467
         ===========                                  ==============

         During 2004, the Arbinger Institute loaned the Company an additional $2,260 to pay general and administrative expenses. At June 30, 2007 and December 31, 2006, the total amount due on these loans is $55,519 and $53,373, respectively.

                             KLEVER MARKETING, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

DIRECTOR AND OFFICER LOANS TO THE COMPANY

         During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500. The loans are due on demand and carry an interest rate of 8% per annum. At June 30, 2007 and December 31, 2006, the total due on these loans was $18,173 and $17,545, respectively.

NOTE 7 - NOTES PAYABLE

         During 2002, the Company received loans of $45,000 from third parties. The loans are demand loans and carry an interest rate of 8% per annum. At June 30, 2007 and December 31, 2006, the total amount due on these loans is $67,747 and $65,137, respectively.

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
                                              =================     ==================

         The following table sets forth the options and warrants outstanding as of June 30, 2007.

                                                                          Weighted
                                                   Option /               Average              Weighted
                                                   Warrants               Exercise              Average
                                                    Shares                 Price              Fair Value
                                               -----------------     ------------------    -----------------
Options & warrants outstanding,
       December 31, 2006                               5,070,388     $                0.25
Granted, Exercise price more than fair value                   -                      -                    -
Granted, Exercise price less than fair value                   -                      -                    -
Expired                                                        -                      -
Exercised                                                      -                      -
                                               -----------------
Options & warrants outstanding,
       June 30, 2007                                   5,070,388     $                0.25
                                               =================     ==================

         Exercise prices for optioned shares and warrants outstanding as of June 30, 2007 ranged from $0.06 to $1.00. A summary of these options by range of exercise prices is shown as follows:

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

NOTE 10 - LITIGATION

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. In June 2007, this judgment was settled in full by a cash payment of $10,000 and the remainder of the liability of $80,448 was included in the statement of operations as forgiveness of debt.

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

         On April 16, 2007, the Company issued 200,000 shares of common stock for cash of $50,000. The shares were valued at $.25 per share.

         On June 1, 2007, the Company issued 60,000 shares of common stock for cash of $15,000. The shares were valued at $.25 per share.

         On June 1, 2007, the Company issued 40,000 shares of common stock for cash of $10,000. The shares were valued at $.25 per share.

         On June 28, 2007, the Company issued 120,000 shares of common stock for cash of $30,000. The shares were valued at $.25 per share.

         On June 30, 2007, the Company issued 34,764 shares of common stock for payment of service in the amount of $8,691. The shares were valued at $.25 per share.

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

NOTE 15 - SALE OF PATENTS

         On August 27, 2004, the Company sold all of its international patents for $350,000. The international patents comprised approximately 69% of the total patents the Company owned. At June 30, 2007 and December 31, 2006, the Company was still owed $25,000 relating to this sale.

                             KLEVER MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16 - UNCERTAIN TAX POSITIONS

         Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company's condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

         Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses". The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007. In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:


United States (a)                            2003 - Present

                  (a) Includes federal as well as state or similar local jurisdictions, as applicable.

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

RESULTS OF OPERATIONS - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company is in the development stage. For the three and six months ended June 30, 2007, the Company had net losses of $123,846 and $302,711, respectively. For the three and six months ended June 30, 2006, the Company had net losses of $104,773 and $295,913, respectively.

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

Cash flows. Operating activities for the six months ended June 30, 2007 and 2006 used cash of approximately $187,000 and $34,000 respectively.

Investing activities for the six months ended June 30, 2007 and 2006 have used cash of approximately $0 and $2,900, respectively. Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities for the six months ended June 30, 2007 and 2006 provided cash of approximately $189,000 and $34,500, respectively. Financing activities primarily represent sales of the Company's restricted stock, and short term borrowings.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction. Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124. The relief sought is collection from the Company in Utah of the amount of said judgment. The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted. In June 2007, this judgment was settled in full by a cash payment of $10,000 and the remainder of the liability of $80,448 was included in the statement of operations as forgiveness of debt.

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

ITEM 2.  CHANGES IN SECURITIES

         On February 20, 2007, the company issued 200,000 shares of commons stock for cash of $5000. The shares were valued at $.25 per share.

         On March 6, 2007 the company issued 40,000 shares of commons stock for cash of $10,000. The shares were valued at $.25 per share.

         On April 16, 2007, the Company issued 200,000 shares of common stock for cash of $50,000. The shares were valued at $.25 per share.

         On June 1, 2007, the Company issued 60,000 shares of common stock for cash of $15,000. The shares were valued at $.25 per share.

         On June 1, 2007, the Company issued 40,000 shares of common stock for cash of $10,000.

The shares were valued at $.25 per share.

         On June 28, 2007, the Company issued 120,000 shares of common stock for cash of $30,000. The shares were valued at $.25 per share.

         On June 30, 2007, the Company issued 34,764 shares of common stock for payment of service in the amount of $8,691. The shares were valued at $.25 per share.

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

(b) Reports on Form 8-K filed.

         On July 19, 2007, the Company filed a Form 8-K under Item 7, Regulation FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Klever Marketing, Inc.
(Registrant)

DATE:      August 14, 2007
----------------------------



By:  /s/ William C. Bailey
----------------------------
Chairman
(Principal Executive Officer)



By:  /s/ Jeremiah Cox
----------------------------
Jeremiah Cox
Chief Financial Officer
(Principal Financial Officer)