Form 10QSB
period 2007-09-30
KLEVER MARKETING INC
filed 2007-11-14
CIK 866439

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________ to __________
Commission file number 0-18834

Klever Marketing, Inc.
(Exact name of small business issuer as
specified in its charter)

Delaware	36-3688583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3785 S 700 E Salt Lake City, UT 84106
(Address of principal executive offices)

(801) 263-0404
Issuer's telephone number

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such  shorter period  that the registrant was required  to file such reports), and (2) has been subject to such filing requirements for the past  90 days.     Yes ☒     No ☐

Indicate by check mark whether the  registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practical date: September 30, 2007   48,714,967

Transitional Small Business Disclosure Format (check one).     Yes ☐;     No ☒

PART I

Item 1. Financial Statements

KLEVER MARKETING, INC.
(a Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006
Current Assets
Cash	$22,496	$3,172
Prepaid Expense	726	3,850
Other Receivable	25,865	25,865
Total Current Assets	49,087	32,887

Fixed Assets
Office Equipment	92,964	92,964
Less Accumulated Depreciation	(92,964)	(92,964)
Net Fixed Assets	-	-

Other Assets
Patents	775,045	775,045
Less Accumulated Amortization	(775,045)	(775,045)
Net Other Assets	-	-
Total Assets	$49,087	$32,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable, Trade	$259,013	$379,491
Accrued Liabilities	706,210	2,608,007
Line of Credit	23,473	-
Related Party Payables	58,393	2,128,648
Notes Payable	45,000	45,000
Total Current Liabilities	1,092,089	5,161,146

Stockholders' Equity
Preferred stock (par value $.01), 2,000,000 shares authorized
168,434 issued and outstanding September 30, 2007
and December 31, 2006	1,684	1,684
Common Stock (Par Value $.01), 50,000,000 shares
authorized 48,714,967 shares issued and outstanding
at September 30, 2007 and 39,183,864 and December 31, 2006	487,150	391,839
Common Stock to be issued, 469,752 shares at
September 30, 2007 and December 31, 2006	4,698	4,698
Treasury Stock, 1,000 shares at September 30, 2007
and December 31, 2006	(1,000)	(1,000)
Paid in Capital in Excess of Par Value	15,900,651	13,643,186
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,102,400)	(15,834,881)
Total Stockholders' Equity	(1,043,002)	(5,128,259)
Total Liabilities and Stockholders' Equity	$49,087	$32,887

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					From
	(Unaudited)		(Unaudited)		5-Jul-96
	For the Three Months		For the Nine Months		Inception of
	Ended September 30,		Ended September 30,		Development
	2007	2006	2007	2006	Stage
Revenue	$-	$-	$-	$-	$256,000

Expenses
Sales and Marketing	-	185	-	7,571	163,306
General and Administrative	226,317	56,989	385,263	177,370	10,186,790
Research and Development	-	-	-	-	4,529,656
Total Expenses	226,317	57,174	385,263	184,941	14,879,752

Other Income (Expense)
Other Income	25,000	-	25,000	-	453,717
Interest Income	-	-	126	-	19,028
Interest Expense	(81,574)	(81,484)	(305,913)	(249,630)	(2,567,263)
Forgiveness of debt	46,689	-	127,137	-	127,137
Gain (Loss) on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492
Total Other Income (Expense)	(9,885)	(81,484)	(153,650)	(249,630)	(1,748,942)

Loss Before Taxes	(236,202)	(138,658)	(538,913)	(434,571)	(16,372,694)
Income Taxes	-	-	-	-	1,100

Net Loss before extraordinary items	(236,202)	(138,658)	(538,913)	(434,571)	(16,373,794)
Extraordinary item - troubled debt restructuring	2,271,394	-	2,271,394	-	2,271,394
Net Income (loss)	$2,035,192	$(138,658)	$1,732,481	$(434,571)	$(14,102,400)

Loss per Common Share
Income (loss) before extraordinary item	$(0.01)	$-	$(0.01)	$(0.01)
Extraordinary item	0.06	-	0.05	-
Loss per share	$0.05	$-	$0.04	$(0.01)

Weighted Average Shares Outstanding	40,067,068	38,699,435	39,662,696	38,623,431

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			From
	(Unaudited)		5-Jul-96
	For the Nine Months Ended		Inception of
	September 30,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$1,732,481	$(434,571)	$(14,102,400)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Stock issued for general and administrative	7,500	-	994,982
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	-	(200,790)
(Gain) loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	-	-	69,900
Stock issued for interest	15,525	-	135,226
Stock issued for accounts payable	16,996	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	3,186	1,912,883
Write-off bad debts	-	-	15,000
(Increase) decrease in accounts receivable	-	-	(413)
(Increase) decrease in shareholder receivable	-	-	37,694
(Increase) decrease in other assets & prepaids	3,124	-	87,647
Increase (decrease) in accounts payable	(120,478)	27,920	173,308
Increase (decrease) in accrued liabilities	(1,901,797)	278,806	654,879
Net Cash Used in Operating Activities	(246,649)	(124,659)	(9,643,240)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net	-	-	(587,801)
Acquisition/Sale of patents	-	(3,186)	25,089
Acquisition/Sale of stock, net	-	-	12,375
Net Cash Used by Investing Activities	-	(3,186)	(550,337)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued	242,500	48,750	7,008,173
Proceeds from loans	-	80,293	3,473,252
Proceeds from line of credit	23,473	-	23,473
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on notes payable	-	-	(279,730)
Net Cash Provided by Financing Activities	265,973	129,043	10,191,399

Net Increase (Decrease) in Cash and Cash
Equivalents	19,324	1,198	(2,178)
Cash and Cash Equivalents at Beginning of the
Year	3,172	3,892	24,674
Cash and Cash Equivalents at End of the Year	$22,496	$5,090	$22,496

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(continued)

			Cumulative
			From
	(Unaudited)		5-Jul-96
	For the Nine Months Ended		Inception of
	September 30,		Development
	2007	2006	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$1,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On September 30, 2007, the Company issued 8,281,016 shares of common stock in exchange for notes payable totaling $2,070,254. As part of the agreements, accrued interest related to these notes totaling $2,190,946 was forgiven, and recorded as extraordinary gain at September 30, 2007.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has net income of $1,732,481 for the nine months ended September 30, 2007, due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $538,913 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company had losses of $434,571., The Company has  losses of $17,436,185 since inception.  The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture, market and distribute electronic shopping cart based and in-store advertising, promotion and media content and retail shopper services, which have potential for profit.  The Company is currently in the process of commercializing and capitalizing on the patented technologies, Klever Kart system and retail shopper-centric processes it has acquired and/or developed.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Klever Marketing, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of September 30, 2007, and for the nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

Loss per Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share for the nine months ended September 30, 2007 and 2006 are not presented as it would be anti-dilutive.  At September 30, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 6,425,467 and 8,109,807, respectively.

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

Depreciation expense was $0 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

Amortization expense was $0 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

Stock Options

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.

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

During the three month period ended September 30, 2007, no options were issued. During the year ended December 31, 2006  the Company granted 312,800 stock options to officers and directors, and granted 290,000 stock options to non-employees. Accordingly, stock-based compensation expense of $43,653 was recognized in the Statement of Operations at December 31, 2006.  The Black-Scholes option pricing model was used to calculate to estimate fair value of the options granted.  The following assumptions were made: risk-free rate was 4.50%; expected life

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Options

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

	2006	2005
Net Operating Losses	$2,860,236	$2,740,329
Valuation Allowance	(2,860,236)	(2,740,329)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$119,907	$110,207
Increase (Decrease) in Valuation Allowance	(119,907)	(110,207)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LEASE COMMITMENT

During the month of June, 2007, the Company terminated a month to month lease of approximately 700 square feet of office space from Poulton & Associates.  The rent payments, under the terms of the terminated lease were approximately $800 per month.

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

During the nine months ended September 30, 2007 and 2006, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,836.  This note has an annual interest rate of 8% and matures on January 7, 2004.  An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

At September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring..  At September 30, 2007 and December 31, 2006, the total amount due on these notes was $0 and $297,139.

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

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

Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059, respectively.  These notes are payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned.

At September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring..  At September 30, 2007 and December 31, 2006, the total amount due on these notes was $0 and $270,155.

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

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

At September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring..  At September 30, 2007 and December 31, 2006, the total amount due on these notes was $0 and $2,542,713.

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

At September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring..  At September 30, 2007 and December 31, 2006, the total amount due on these notes was $0 and $464,601.

Arbinger Loans to the Company

The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At September 30, 2007 and 2006, the total amount due on these loans is $41,893 and $49,905, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  At September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At September 30, 2007 and December 31, 2006, the total due on these loans was $17,797 and $17,545, respectively.

NOTE 7 - NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans and carry an interest rate of 8% per annum.  At September 30, 2007 and 2006, the total amount due on these loans is $69,113 and $61,075, respectively.

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 8- STOCK OPTIONS (continued)

As of September 30, 2007, 5,070,088 options were outstanding. The Company granted 602,800 options during the first three months of 2007, of which 426,000 expire in two years, and 176,800 expire in three years.  Compensation expense charged to operations for the three months ended September 30, 2007 and 2006 is $0 and $0.

The following table sets forth the options and warrants outstanding as of September 30, 2007.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2006	5,070,388	$0.25
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	-
Exercised	-	-
Options & warrants outstanding,
September 30, 2007	5,070,388	$0.25

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$0.06	2,557,000	$0.06	2,557,000	$0.06	5 months
0.08	100,000	0.08	100,000	0.08	23 months
0.10	125,000	0.10	125,000	0.10	21 months
0.23	200,000	0.23	200,000	0.23	10 months
0.50	1,396,688	0.50	1,396,688	0.50	26 months
1.00	291,400	1.00	291,400	1.00	20 months

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 9 - PREFERRED STOCK (continued)

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 9 - PREFERRED STOCK (continued)

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

NOTE 10 - LITIGATION

On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction.  Pursuant to the Judgment Information Statement, also filed on October 27, 2003, the amount of the above judgment is $81,124.  The relief sought is collection from the Company in Utah of the amount of said judgment.  The Company has filed an action to dismiss said Utah judgment on the grounds that the Superior Court of California did not have jurisdiction over the Company when the original judgment was granted.  In June 2007, this judgment was settled in full by a cash payment of $10,000 and the remainder of the liability of $80,448 was included in the statement of operations as extraordinary income.

On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC.  The total judgment was for $17,167.18.  During 2006, this judgment was paid in full.

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 10 – LITIGATION (continued)

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical.  The company reached an agreement with S&C Medical and all claims have been settled.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted  for approximately $125,000 for alleged past due executive compensation including stock options.  The Company disputes the claim.  The claimant previously filed a formal administrative wage claim in California which is inactive but pending.  As of December 31, 2006, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,297 due to Mr. Portugal.

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

NOTE 12 - STOCK TRANSACTIONS

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCK TRANSACTIONS (continued)

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

On July 24, 2007, the Company issued 20,000 shares of common stock for cash of $5,000. The shares were valued at $.25 per share.

On July 25, 2007, the Company issued 20,000 shares of common stock for cash of $5,000.  The shares were valued at $.25 per share.

On July 26, 2007, the Company issued 20,000 shares of common stock for cash of $5,000. The shares were valued at $.25 per share.

On July 31, 2007, the Company issued 20,000 shares of common stock for cash of $5,000.  The shares were valued at $.25 per share.

On August 3, 2007, the Company issued 50,000 shares of common stock for cash of $12,500. The shares were valued at $.25 per share.

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCK TRANSACTIONS (continued)

On September 28, 2007, the Company issued 180,000 shares of common stock for cash of $45,000. The shares were valued at $.25 per share.

On September 30, 2007, the Company issued the following shares of common stock: 8,281,016 shares for notes payable of $2,070,254; 62,101 shares for accrued interest of $15,525; 33,224 shares for accounts payable of $8,306.  The shares were valued at $.25 per share.

On September 30, 2007, the company issued 150,000 shares of commons stock for services rendered in the amount of $7,500.  The shares were valued at $.05 per share.

NOTE 13 - LICENSE AGREEMENT

On May 11, 2004, Media Cart, Inc. acquired from the Company a limited exclusive license to use the Company’s United States patent portfolio for electronic display devices specific to Media Cart’s product design.  Under the license agreement, Media Cart paid the Company $200,000 and will pay ongoing royalties for all Media Cart products that utilize the Company’s licensed technology.

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

        KLEVER MARKETING, INC.
        (a Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 16 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Plan of Operation - The Company's plan of operations is subject to obtaining financing. The Company's goal is to become the leading supplier of shopping cart based and retail in-store advertising and promotion technologies for grocery, superstores, warehouse, discount, DIY, home goods and other mass-merchandise retailers. To accomplish this goal, the Company intends to expand its partner-driven and collaborative product and service offerings to include: (i) shopper-relevant, triggered and/or targeted electronic promotion content and couponing to eliminate the need for and reduce the costs related to paper coupons (including fraud, mis-redemption and mal-redemption); (ii) the support and distribution of dynamic shopper-relevant, triggered and targeted advertising, media and internet-type content to augment the customer shopping experience, while enhancing retailer and brand loyalties; (iii) capturing Point-of-Selection data individually, by segment and/or in the aggregate for providing data warehousing, advanced analytics and data mining services to various interested parties; (iv) certain other in-store services.

BUSINESS DEVELOPMENT, NEXT 12 MONTHS

As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to obtain sufficient financing to permit the Company to expand its own Klever Kart initiatives, collaborative and/or partner centric business operations. Absent obtaining such financing, the Company's plan is to continue to obtain sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such operation's financing. Currently, the Company has focused on meaningful debt reduction, litigation settlements, operational optimization and collaborative business models, and maintains  liquid assets sufficient to permit current restricted operations to continue for six months. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of the six month period.

In the event such operational funding is obtained, then the Company plans to: 1) Re-enter market directly and/or through collaborative, joint-venture initiatives; 2) Develop and deploy advanced retail analytics practice and data warehousing capabilities; 3) Develop additional revenue generating, electronic in-store and retail shopper-centric products and services; 4) Continue defense of the Klever patent portfolio where violations are evident.

Absent such financing, the Company has no plans to employ additional employees or to purchase additional equipment. If such financing is obtained, there would be additional employees employed and additional equipment purchased. The number of each is dependent upon the amount of such financing.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  The Company is in the development stage.  For the nine months ended September 30, 2007, the Company had net income of $1,732,481 due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $538,913 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company had losses of $434,571., The Company has  losses of $17,436,185 since inception.

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

Cash flows.  Operating activities for the nine months ended September 30, 2007 and 2006 used cash of approximately $247,000 and $125,000  respectively.

Investing activities for the nine months ended September 30, 2007 and 2006 have used cash of approximately $0 and $3,000, respectively.  Investing activities primarily represent purchases of Phase III equipment, patents relating to the electronic in-store advertising, directory and coupon devices, and purchases of office equipment.

Financing activities for the nine months ended September 30, 2007 and 2006 provided cash of approximately $266,000 and $129,000, respectively.  Financing activities primarily represent sales of the Company’s restricted stock, and short term borrowings.

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involved a number of risks, uncertainties, and assumptions.  There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

The foregoing statements are based upon management’s current assumptions.

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

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical.  This lawsuit has been settled in full and all claims have been settled.

Item 2.  Changes in Securities

On July 24, 2007, the Company issued 20,000 shares of common stock for cash of $5,000. The shares were valued at $.25 per share.

On July 25, 2007, the Company issued 20,000 shares of common stock for cash of $5,000.  The shares were valued at $.25 per share.

On July 26, 2007, the Company issued 20,000 shares of common stock for cash of $5,000. The shares were valued at $.25 per share.

On July 31, 2007, the Company issued 20,000 shares of common stock for cash of $5,000.  The shares were valued at $.25 per share.

On August 3, 2007, the Company issued 50,000 shares of common stock for cash of $12,500. The shares were valued at $.25 per share.

On September 28, 2007, the Company issued 180,000 shares of common stock for cash of $45,000.  The shares were valued at $.25 per share.

On September 30, 2007, the Company issued the following shares of common stock:  8,281,016 shares for notes payable of $2,070,254; 62,101 shares for accrued interest of $15,525; 33,224 shares for accounts payable of $8,306.  The shares were valued at $.25 per share.

On September 30, 2007, the company issued 150,000 shares of commons stock for services rendered in the amount of $7,500.  The shares were valued at $.05 per share.

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

(1) Incorporated herein by reference from Registrant’s Form 10KSB, dated June 20, 1997.
(2) Incorporated herein by reference from Registrant’s Form 10KSB, dated March 29, 2001
(3) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2001.
(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2002.
(5) Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.
(6) Incorporated herein by reference from Registrant’s Form 10QSB, dated November 19, 2004.

(b)   Reports on Form 8-K filed.

On November 13, 2007, the Company filed a report on Form 8-K under Item 8, Other.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.
(Registrant)

DATE:      November 14, 2007

By: /s/ William C. Bailey
Chairman
(Principal Executive Officer)

By: /s/ Jeremiah Cox
Jeremiah Cox
Chief Financial Officer
(Principal Financial Officer)