Form 10KSB
period 2007-12-31
KLEVER MARKETING INC
filed 2008-04-15
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2007

or

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ To _____

Commission file number 0-18834

Klever Marketing, Inc.
(Name of small business issuer in its charter)

Delaware	36-3688583
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

955 N.400 W. Suite 8, North Salt Lake, UT 84054.

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

As of December 31, 2007, there were 46,781,300 (1 vote per share) Common and 168,434 Convertible Preferred, for a preferred (converted to common) and common share total of 48,465,640.  All shares have a par value of $0.01.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $782,861 computed at the closing price as of December 31, 2007.  The number of preferred and common shares held by non-affiliates of the Registrant total 39,143,037 votes.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   [ X  ] Yes [   ] No

PART I

ITEM 1   DESCRIPTION OF BUSINESS

General

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit.  The Company is currently in the process of evaluating transitional partnerships and identifying appropriate acquisition suitors, while also assessing available options for monetizing the existing Patent Portfolio through enhanced licensing Agreements.

History

The Company began as a part of Information Resources, Inc. (“IRI”) in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990.  At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993.  The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  During the period from July 5, 1996 to December 31, 2003, the Company  was in a development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

In August 2004, the Company signed a partnership contract with Fujitsu Transaction Solutions (FTXS).  Under this contract, Fujitsu committed to manufacture and develop the hardware for a cart-based, advertising and promotional device offering (the U-Scan Shopping Cart), to develop relevant and required software and applications to support said device, to act as sales lead for the solution & hardware sell-in process and to provide for technical installations, IT implementation, and support for all retail locations.  The Company and Fujitsu agreed to jointly share responsibility for marketing into Fujitsu’s current retail client base for the initial nationwide sales effort.  The Company likewise agreed to act as sales lead for the participant sell-in of advertising and promotion space to both retailers and manufacturers.

In 2007, the Company was informed by Fujitsu (FTXS) that they were restructuring their US management team and had reprioritized their go-to-market model, which unfortunately would no longer include pursuing the joint deployment of U-Scan Shopping Carts in the US marketplace, as this was no longer part of their US business strategy. As a result, Fujitsu amicably disengaged from collaborative deployment discussions with the Company. However today and despite concluding US go-to-market collaboration with Fujitsu in 2007, the Company continues to pursue a remaining obligation by Fujitsu of $25,000 related to the sale of its international Patents and Patent work done by the Company on Fujitsu’s behalf. Importantly post-Fujitsu, the Company has endeavored to pursue alternative deployment approaches; has continued efforts to protect the Patents against potential infringement; and has continued to explore opportunities to monetize the Patent Portfolio, which retains a meaningful duration in-market. Proactively, and in pursuit of an exit strategy, the Company is currently assessing potential acquisition suitors, who are best poised to take full and timely advantage of the Company’s Patent portfolio and who would be competitively advantaged by control over said Patents.

Inactive Public Company

Since January 1, 2007, the Company has functioned as an inactive public company without productive assets, revenues, or earnings.  As previously indicated and disclosed, the business plan going forward is to attempt to seek various possible merger or acquisition possibilities for the Company as an inactive public company, sometimes known as a “Shell” corporation.  Operating as an inactive public company poses certain impediments and risk factors to the Company and the shareholders, the most significant of which are outlined below:

•
The Company has patent assets of undetermined value and substantial debt.  It has continued operations with limited capital contributions, these assets must be considered during the period of business inactivity as “wasting assets” which will be expended to continue the operation of the Company on a minimal basis and as a public reporting company pending a subsequent acquisition, merger, or reorganization.  There can be no warranty or assurance how long the Company can continue in its present state as a inactive public company without further capitalization.

•
The Company can make no warranty or assurance it will be successful in obtaining a suitable merger or acquisition candidate and is pursuing such objectives on a best efforts basis through its part-time management and board members.

•
There are imposed by SEC regulation certain restrictions and limitations upon investors who can purchase shares in an inactive public corporation through brokerage firms, which regulations limit the suitability of any shares to be sold while inactive to a limited range of individuals who are able to bear high risk investments.

•
The fact that the Company shares are limited to a restricted group of buyers and the fact that the Company must report itself as a Shell company in its periodic reporting requirements may limit the value of the Company as a public entity and the tradability of its shares in the market.

•
There are certain limitations and restraints upon the use of SEC Rule 144 for the resale of restricted securities in a Shell corporation which may have to be satisfied by various individuals holding restricted stock in the Company.

•	In the future, the SEC or various state security regulatory agencies may impose further or additional regulations or limitations on the Company or the tradeability of its stock as a Shell company.

ITEM 2   DESCRIPTION OF PROPERTY

The Company currently occupies approximately 700 square feet of office space.   The space is provided “free of charge” to the Corporation on a short-term basis by Jeremiah Cox, Managing Principal, All World Consortium and currently CFO of the Company. The office space is used as the corporate headquarters.  It is located at 955 N.400 W. Suite 8, North Salt Lake, UT 84054.

ITEM 3   LEGAL PROCEEDINGS

On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act, a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction.  The judgment was in relation to a consulting agreement between eiKart, LLC. and the Company. This judgment was included in the financial statements as part of accrued liabilities at December 31, 2006. In June 2007, this litigation was settled in full out-of court by a cash payment of $10,000 and the remainder of the liability of $80,448 was included in the statement of operations as extraordinary income

On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC.  The total judgment was for $17,167.18.  During 2006, this judgment was paid in full.

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical.  During 2007,this litigation was settled out-of court, resulting in a favorable depreciation of the claim sought, and full and complete resolution in this matter, also resulting in the return of 992,100 shares of common stock to the Company’s treasury.  These shares were subsequently cancelled.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of December 31, 2007, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,303 due to Mr. Portugal.

ITEM 4   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during 2007.

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The stock is traded on the “Pink Sheets” with the trading symbol KLMK.PK.  The Company has 50 million authorized common shares.

The following table set forth the high and low bid of the Company’s Common Stock for each quarter within the past two years.  The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2007:	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.04
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.05	$0.02

2006:	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.17	$0.07
Third Quarter	$0.13	$0.06
Fourth Quarter	$0.08	$0.04

The number of shareholders of record of the Company's common stock as of December  31, 2007 was approximately 861.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future.  It is the present intention of management to utilize any available funds for the development of the Company's business.

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

During the year ended December 31, 2007, the Company issued 1,090,000 shares of common stock for cash of $272,500.  The shares were sold for $.25 per share.

In December 2007, the Company issued 450,000 shares of common stock for general and administrative expenses of $17,500.  The shares were valued at $.035 per share.

In October 2007, the Company issued 8,411,103 shares of common stock for accounts payable and debt instruments totalling  $2,102,776.  The shares were valued at $.25 per share.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission reports regarding initial ownership and changes in ownership.  Directors, executive officers, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

Beneficial Ownership Compliance Reporting

The company is aware of the following share and option transactions for the reporting period ending December 31, 2007 for which Form 4 or Form 5 were not filed.

					Options	Options		Term
Name	Officer or board	Number of shares	Share Price	Total cost	at .50	at 1.00	Date	in years

Bill Bailey	B &O	40,000	0.25	10,000	10,000	10,000	02/01/2007	3
Bill Bailey	B &O	20,000	0.25	5,000	5,000	5,000	07/31/2007	3
Jeremiah Cox	B &O	200,000	0.25	50,000	50,000	50,000	04/16/2007	3
Jeremiah Cox	B &O	40,000	0.25	10,000	10,000	10,000	06/01/2007	3
Jeremiah Cox	B &O	60,000	0.25	15,000	15,000	15,000	06/01/2007	3
Jeremiah Cox	B &O	120,000	0.25	30,000	30,000	30,000	06/28/2007	3
Jeremiah Cox	B &O	20,000	0.25	5,000	5,000	5,000	07/24/2007	3
Jeremiah Cox	B &O	20,000	0.25	5,000	5,000	5,000	07/26/2007	3
Jeremiah Cox	B &O	120,000	0.25	30,000	30,000	30,000	12/07/2007	3
Paul Begum	B &O	100,000	0.25	25,000	25,000	25,000	02/01/2007	3
Paul Begum	B &O	100,000	0.25	25,000	25,000	25,000	02/09/2007	3
Paul Begum	B &O	20,000	0.25	5,000	5,000	5,000	07/25/2007	3
Paul Begum	B &O	180,000	0.25	45,000	45,000	45,000	09/28/2007	3

ITEM 6   MANAGEMENT’S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS

The Company will continue to operate on an inactive basis, while it attempts find an appropriate and synergistic suitor to acquire it assets in a transaction acceptable to its shareholders. Alternatively, the company may attempt to renegotiate existing licensing agreements to ensure the ongoing monetization of its Patent Portfolio. However, there is no Operational Plan to maintain any day-to-day Operations, thus requiring only minimal financing to ensure the payment of ongoing and nominal expenses.

We advise anyone relying upon this report that any statement of earnings by the company for the calendar year ending 2007 have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The company continues as an inactive company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation. Based upon these and other related factors, the auditors for the company will necessarily have to continue to express a reservation of the company's ability to continue as a going concern."

BUSINESS DEVELOPMENT, NEXT 12 MONTHS

As a result of the current financial condition of the Company, the plan of the Company for the next twelve months is to attempt to monetize its Patent Portfolio through expanded licensing agreements and/or to sell minority or majority interest in the Company, its assets and/or its Patents to a qualified suitor through a cash and/or equity transaction. This will allow the Company to pay off its remaining liabilities, financial and contractual obligations, cleaning up its balance sheet in its entirety, while obtaining equity interest (with upside potential) in a going business concern for its shareholders. In the interim, the Company plans to continue to find sufficient smaller financing to permit the Company to continue to prevent the loss or wasting of its assets and to continue to seek such an appropriate synergistic suitor, fully capable of leveraging the Company’s assets, while returning value to its shareholders. Currently, the Company has sufficient liquid assets to permit current restricted operations to continue for one month or until such a desired suitor is found and a transaction is secured. If such smaller interim financing is not obtained, it is likely that the Company will cease being a going concern at the end of such period.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  The Company remains in the development stage.  For the year ended December 31, 2007,  the Company had net income of $1,563,900 due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $707,494 for the year ended December 31, 2007. For the year ended December 31, 2006, the Company had a net loss of $850,440.

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

Cash flows.  Operating activities used cash of approximately $298,000 and $152,000 for 2007 and 2006 respectively.  The increase in the use of cash is due primarily to a decrease in accounts payable and accrued liabilities.

Investing activities have used cash of approximately $0 and $7,000 for 2007 and 2006, respectively.  Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

Financing activities provided cash of approximately $296,000 and $159,000 for 2007 and 2006, respectively.  Financing activities primarily represent sales of the Company’s restricted stock, and short term borrowings.

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

ITEM 8A(T)   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management and audit committee, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Controls

Based on this evaluation as of December 31, 2007, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
William C. Bailey	71	Chairman	Next annual shareholder meeting
Paul G. Begum	65	Secretary & Treasurer	Next annual shareholder meeting
John L. Hastings III	44	Interim Pres./CEO	Status Change 02/08, remains Dir.
Bernadette Suckel	51	Interim COO	Status Change 02/08, remains Dir.
Craig Poulton	48	Director	Next annual shareholder meeting
Michael L. Mills	43	Director	Next annual shareholder meeting
Jeremiah Cox	35	CFO	Next annual shareholder meeting

William C. Bailey, age 71, was elected as a director of the Company in June 1994. Since July of 2005, Mr. Bailey has been serving as Chairman of the Board.  Mr. Bailey is also President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies.  Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association’s President in 1978 and again in 1990.  He received the industry’s first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989.  He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust.  He is a lifetime member of the Board of Trustees for the Utah Symphony Opera, having served as Chairman from 1999-2002.  He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah’s Fine Art’s Advisory Board.  He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.

Paul G. Begum, Founder, age 65 returned to the Board of Directors in February, 2007.  Paul currently serves as Secretary & Treasurer, having previously served in prior years as President & CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical production. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Michael L. Mills, age 46, was elected as a director of the Company in December 1998.
Mr. Mills is President/CEO of Cackle Fresh Egg Farms, Inc. (an entity merged from Olson Holdings, Inc.).  Cackle Fresh Egg Farms deals primarily in the distribution of eggs, with headquarters in Washington State.  Mr. Mills has been with the company since 1989.  Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah summa cum laude in accounting and mathematics.

John L. Hastings III, age 44, joined the Company in November 2006 as Interim President and CEO of Klever Marketing. John brought with him more than 20 years of experience in the roles of Sales, Marketing & Brand Management, Consultative Practice Leader and Executive General Management within Consumer Packaged Goods, Global Information Services and Global Retail/CPG Research & Analytics industries. As of February 2008, John was appointed Chief Sales & Marketing Officer of RemoteMDX and has continued to serve voluntarily on a part-time, interim capacity at the company.

Bernadette Suckel, age 51, joined the Company in November 2006 as Interim Chief Operating Officer of Klever Marketing, working on a part time basis. She brought with her more than 25 years experience in the roles of Sales, Marketing, Business Development and Consultative Sales Management within Global Research, Global Information Management, Large Systems and Retail Technologies industries.  As of February 2008, Bernadette has been fulfilling this role on a volunteer basis.

Jeremiah Cox, age 35, joined the Company in April 2007 and serves as the Chief Financial Officer. Jeremiah has entrepreneurial experience in operating and managing a substantial real estate portfolio and holdings; capital management and equity fundraising skills; and mortgage banking and currency trading experience. He continues to operate a number of real estate investment, land development, property management companies and a cellular phone retailer.

Craig Poulton, age 48, joined the company in 2006 and is the Managing Partner of Poulton and Associates, Insurance Company.

Changes to Executive Officers and Directors

Director's Name	Age	Office	Date of change
Arthur Portugal	65	President	Released as of 6-30-06
Daniel Warner	34	EVP Business Development	Resigned as of 3-31-06
D. Paul Smith	59	CFO	Resigned 05-19-06
C. Terry Warner	69	Director	Released as of 3-24-06
Dick King	54	Director	Resigned as of 1-15-06

Audit Committee

As of December 31, 2007, the Company had one active board committee, the Audit and Compliance Committee.  D. Paul Smith and Michael L. Mills serve on this committee.  The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10KSB and all audited financials.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)
				Other		Securities
	Year			Annual	Restricted	Underlying			All Other
	Ended			Compen-	Stock	Options/		LTIP	Compen-
Name and	Dec.	Salary	Bonus	Sation	Award(s)	SAR’s		Payouts	sation
Principal Position	31	($)(1)	($)	($)	($)	(no.)		($)	($)

D. Paul Smith	2007	-	-	-	-	-		-	-
Chairman/CFO/	2006	-	-	-	-	-	[1]	-	-
Sec/Treasurer	2005	-	-	-	-	-		-	-
Exec Vice-President

William J. Dupre	2007		-	-	-	-		-	-
President/COO	2006		-	-	-	-		-	-
	2005	$62,000	-	-	-		[2]	-	-
Art Portugal President through 6/30/06	2007 2006 2005	$96,700 $23,822				195,288	[3]

John Hastings Interim Pres/CEO	2007 2006	128,750 $60,000	-	-			[4]	-	-

Bernadette Suckel Interim COO	2007 2006	45,000, $10,000					5	-	-

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

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2007, to the chief executive officer, chief financial officer, and directors of the Company.

Name	Shares Acquired on exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money options ($) (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William Bailey	0	$0	30,000		$0	$0
Jeremiah Cox	0	$0	290,000	-	$0	$0
Paul G. Begum	0	$0	100000	-	$0	$0

(a)	Based on the closing price of the Company’s Common Stock on December 31, 2007 at $.02 per share

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 48,465,640 votes as of December 31, 2007, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners
Directors and	Nature of	Shares	# of
Principal Shareholders	Ownership	Owned	Percent

John Hastings	Direct	4,400,000
955 N 400 W, Ste 8	Preferred	0
North Salt Lake, UT 84011	Options/Warrants	0
	Total	4,400,000	9.08%

Presidio	Direct	18,898,168
3200 North Central Ave	Preferred	347,332
Phoenix, AZ 85012	Options/Warrants	0
	Total	19,245,500	39.71%

Seabury Investors III	Direct	1,000,000
540 Madison Avenue	Preferred	4,036,552
New York, NY 10022	Options/Warrants	0
	Total	5,036,552	10.39%

Directors and Executive Officers

Paul G. Begum	Direct	1,622,843
P.O. Box 58045	Preferred	126,302
Salt Lake City, UT 84158	Options/Warrants	408,800
	Total	2,157,945	4.45%

Jeremiah Cox	Direct	1,630,000
1042 East Fort Union, Ste 500	Preferred	0
Midvale, UT 84047	Options/Warrants	390,000
	Total	2,020,000	4.17%

William Bailey	Direct	574,092
3889 E. Brockbank Dr.	Preferred	0
Salt Lake City, UT 84124	Options/Warrants	96,000
	Total	670,092	1.38%

John Hastings	Direct	4,400,000
955 N 400 W, Ste 8	Preferred	0
North Salt Lake, UT 84011	Options/Warrants	0
	Total	4,400,000	9.08%

Bernadette Suckel	Direct	1,220,000
12 Charmony	Preferred	0
Laguna Niguel, CA 92677	Options/Warrants	0
	Total	1,220,000	2.52%

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

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $297,139.

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

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $270,155.

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

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $2,542,713.

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

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $464,601.

Arbinger Loans to the Company

The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At December 31, 2007 and 2006, the total amount due on these loans is $41,893 and $49,905, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At December 31, 2007 and 2006, the total due on these loans was $17,797 and $17,545, respectively.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report.

1. Financial Statements	Page
Report of Independent Registered Public Accountants	F-1
Balance Sheets
December 31, 2007 and 2006	F-3
Statements of Operations
For the Years Ended December 31, 2007 and 2006
And for the Cumulative Period from July 5, 1996 (inception of development stage)
To December 31, 2007	F-4
Statement of Stockholders’ Equity
From July 5, 1996 (inception of development stage) to December 31, 2007	F-5
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
And for the Cumulative Period from July 5, 1996 (inception of development stage)
To December 31, 2007	F-15
Notes to the Financial Statements	F-17

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
(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2002.
(5)  Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002

(b)           Reports Filed on Form 8-K

On May 3, 2007, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure.

On July 19, 2007, the Company filed a Form 8-K under Item 7, Regulation FD Disclosure.

On November 13, 2007, the Company filed a Form 8-K under Item 8, Other.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2007 and 2006:

Service	2007	2006
Audit Fees	$17,989	$25,109
Audit-Related Fees	-	-
Tax Fees	250	224
All Other Fees	-	-
Total	$18,239	$25,333

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

The Audit Committee pre-approved 100% of the Company’s 2007 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

KLEVER MARKETING, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountants	F-1

Balance Sheets
December 31, 2007 and 2006	F-2

Statements of Operations
For the Years Ended December 31, 2007 and 2006
And for the Cumulative Period from July 5, 1996 (inception of development stage)
To December 31, 2007	F-3

Statement of Stockholders’ Equity
From July 5, 1996 (inception of development stage) to December 31, 2007	F-4

Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
And for the Cumulative Period from July 5, 1996 (inception of development stage)
To December 31, 2007	F-14

Notes to the Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Klever Marketing, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations and cash flows for the two years ended December 31, 2007, and the cumulative period from July 5, 1996 (inception of development stage) to December 31, 2007, and the statement of stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Robisonhill.com
Certified Public Accountants
Salt Lake City, Utah
April 14, 2008

KLEVER MARKETING, INC.
(a Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006
Current Assets
Cash	$375	$3,172
Prepaid Expense	0	3,850
Other Receivable	25,000	25,865
Total Current Assets	25,375	32,887

Fixed Assets
Office Equipment	92,964	92,964
Less Accumulated Depreciation	(92,964)	(92,964)
Net Fixed Assets	-	-

Other Assets
Patents	775,045	775,045
Less Accumulated Amortization	(775,045)	(775,045)
Net Other Assets	-	-
Total Assets	$25,375	$32,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable, Trade	$302,037	$379,491
Accrued Liabilities	748,615	2,608,007
Line of Credit	23,023	-
Related Party Payables	58,393	2,128,648
Notes Payable	45,000	45,000
Total Current Liabilities	1,177,068	5,161,146

Stockholders' Equity
Preferred stock (par value $.01), 2,000,000 shares authorized
168,434 issued and outstanding December 31, 2007 and 2006	1,684	1,684
Common Stock (Par Value $.01), 50,000,000 shares
authorized 46,718,303 shares issued and outstanding
at December 31 2007 and 39,183,864 and December 31, 2006	467,183	391,839
Common Stock to be issued, 469,752 shares at
December 31, 2007 and December 31, 2006	4,698	4,698
Treasury Stock, 52,700,000 shares at December 31, 2007
and 100,000 shares at December 31, 2006	(52,700)	(1,000)
Paid in Capital in Excess of Par Value	16,032,208	13,643,186
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,270,981)	(15,834,881)
Total Stockholders' Equity	(1,151,693)	(5,128,259)
Total Liabilities and Stockholders' Equity	$25,375	$32,887

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			From
			5-Jul-96
	For the Years Ended		Inception of
	December 31,		Development
	2007	2006	Stage
Revenue	$-	$-	$256,000

Expenses
Sales and Marketing	-	8,098	163,306
General and Administrative	549,759	400,080	10,351,286
Research and Development	-	-	4,529,656
Total Expenses	549,759	408,178	15,044,248

Other Income (Expense)
Other Income	25,126	-	453,843
Interest Income	-	-	18,902
Interest Expense	(309,898)	(442,162)	(2,571,248)
Forgiveness of debt	127,137	-	127,137
Gain (Loss) on sale of assets	-	-	26,947
Capital gain on sale of investments	-	-	191,492
Total Other Income (Expense)	(157,635)	(442,162)	(1,752,927)

Loss Before Taxes	(707,394)	(850,340)	(16,541,175)
Income Taxes	100	100	1,200

Net Loss before extraordinary items	(707,494)	(850,440)	(16,542,375)
Extraordinary item - troubled debt restructuring	2,271,394	-	2,271,394
Net Income (loss)	$1,563,900	$(850,440)	$(14,270,981)

Loss per Common Share
Income (loss) before extraordinary item	$(0.02)	$(0.02)
Extraordinary item	0.06
Loss per share	$0.04	$(0.02)

Weighted Average Shares Outstanding	41,193,978	38,718,472

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Balance December 31, 1995	247,100	$2,471	12,210,949	$122,109	$-	$-	$74,022,028	$(103,351,248)	$-
January 1996 shares issued in connection with merger	-247,100	-2,471	-3,784,905	-37,849	-	5,059	-70,257,358	100,017,463
Shares issued for cash at $0.50 - 3.00 per share	-	-	314,287	3,143	-	-	507,932	-	-
Shares issued in exercise of options at $1.00 - $1.25 per share	-	-	130,000	1,300	-	-	136,200	-	-
Shares issued for services at $1.25 per share	-	-	14,282	143	-	-	17,710	-	-
Shares issued for receivable at $1.00 - 3.00 per share	-	-	-	-	-	407	101,543	-	-
Shares issued to officer and employee for patents	-	-	-	-	-	2,250	130,500	-	-
Net Loss	-	-	-	-	-	-	-	-	-831,814

Balance December 31, 1996	-	-	8,884,613	88,846	-	7,716	4,658,555	-3,333,785	-831,814

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for cash at $0.01 - 3.00 per share	-	$-	228,150	$2,282	$-	$49	$449,976	$-	$-
Shares issued to officers for loans at $0.08 - 1.82 per share	-	-	249,444	2,494	-	-	74,287	-	-
Shares issued for services at $0.50 - 2.59 per share	-	-	10,398	104	-	-	7,391	-	-
Shares issued to officers for patents	-	-	260,813	2,608	-	-2,250	1,892	-	-
Shares issued for cash and receivables at $1.75 - 2.00 per share	-	-	58,286	583	-	-100	85,267	-	-
Shares issued to VideOcart creditors	-	-	97,610	976	-	-976	-	-	-
Shares issued for research & development at par	-	-	-	-	-	464	-	-	-
Shares issued for employee compensation at $2.50 per share	-	-	6,000	60	-	-	14,940	-	-
Net Loss	-	-	-	-	-	-	-	-	-755,594

Balance December 31, 1997	-	-	9,795,314	97,953	-	4,903	5,292,308	-3,333,785	-1,587,408

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for cash at $1.50 - 3.00 per share	-	$-	294,059	$2,941	$-	$(100)	$612,416	-	-
Shares issued for services at $2.00 - 7.80 per share	-	-	13,648	136	-	-	43,590	-	-
Shares issued for employee compensation at $2.19 - 3.06 per share	-	-	4,363	44	-	-	9,954	-	-
Shares issued for accounts receivable at $1.50 - 2.12 per share	-	-	129,437	1,294	-	-	209,671	-	-
Shares issued for 1,500 shares of Avtel stock at $3.00 per share	-	-	4,125	41	-	-	12,334	-	-
Shares issued for research & development contract	-	-	46,366	464	-	-464	-	-	-
Shares issued to officer for patent at $2.94 per share	-	-	150,000	1,500	-	250	512,313	-	-
Shares returned at $1.58 per share	-	-	-42,493	-425	-	-	-66,667	-	-
Net Loss	-	-	-	-	-	-	-	-	-1,496,926

Balance December 31, 1998	-	-	10,394,819	103,948	-	4,589	6,625,919	-3,333,785	-3,084,334

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for cash at $1.96 - 3.00 per share	-	$-	701,525	$7,015	$-	$-	$1,649,949	$-	-
Shares issued for employee compensation at $1.95 - 2.34 per share	-	-	2,995	30	-	-	6,187	-	-
Shares issued for exercise of options at $0.52 - .86 per share	-	-	238,271	2,383	-	-	200,342	-	-
Shares returned at $0.67-1.58 per share	-	-	-62,489	-625	-	-	-107,047	-	-
Net Loss	-	-	-	-	-	-	-	-	-1,734,623

Balance December 31, 1999	-	-	11,275,121	112,751	-	4,589	8,375,350	$(3,333,785)	$(4,818,957)
Shares issued for cash at $1.07 - 2.75 per share	-	-	279,742	2,798	-	-	532,754	-	-
Preferred shares issued for cash at $17 - 26 per share	84,576	846	-	-	-	-	1,827,529	-	-
Shares issued for employee compensation at $3.99 per share	-	-	74,608	746	-	-	296,939	-	-

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for exercise of stock options at $0.86 - 1.07 per share	-	$-	597,778	$5,978	$-	$-	$511,931	$-	$-
Shares issued for accounts payable at $2.75 - 3.00 per share	-	-	9,488	95	-	-	26,649	-	-
Paid-in capital from treasury stock transaction	-	-	-	-	-	-	16,180	-	-
Shares canceled & converted to preferred shares at $2.75 per share	-	-	-100,000	-1,000	-	-	-274,000	-	-
Conversion of note payable to preferred shares at $26 per share	9,615	96	-	-	-	-	249,904	-	-
Shares issued that were paid for in 1997	-	-	23,334	233	-	-233	-	-	-
Shares issued for services at $0.89 per share	-	-	2,697	27	-	-	2,373	-	-
Shares returned at $1.73 - 2.12 per share	-	-	-10,000	-100	-	-	-19,150	-	-
Net Loss	-	-	-	-	-	-	-	-	-4,066,283

Balance December 31, 2000	94,191	942	12,152,768	121,528	-	4,356	11,546,459	-3,333,785	-8,885,240

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for cash at $0.82 per share	-	$-	4,685	$47	$-	$-	$3,795	$-	$-
Preferred shares issued for cash at $6.60 per share	6,061	60	-	-	-	-	39,940	-	-
Preferred shares issued for payment of note payable at $6.60 per share	68,182	682	-	-	-	-	449,318	-	-
Shares canceled for nonpayment	-	-	-4,694	-47	-	-	-9,903	-	-
Shares issued for research & development xpenses at $1.00 per share	-	-	15,000	150	-	-	14,850	-	-
Shares issued for general & administrative expenses at $0.66 per share	-	-	507,048	5,070	-	-	329,581	-	-
Shares returned to Company for accounts receivable of $98,375	-	-	-	-	-1,000	-	-97,375	-	-
Net Loss	-	-	-	-	-	-	-	-	-2,342,405

Balance December 31, 2001	168,434	1,684	12,674,807	126,748	-1,000	4,356	12,276,665	-3,333,785	-11,227,645

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares canceled for services not rendered	-	$-	-304,229	$(3,042)	$-	$-	$(197,749)	$-	$-
Cash received for shares that have not yet been issued	-	-	-	-	-	3,333	21,667	-	-
Net Loss	-	-	-	-	-	-	-	-	-1,025,837

Balance December 31, 2002	168,434	1,684	12,370,578	123,706	-1,000	7,689	12,100,583	-3,333,785	-12,253,482
Shares issued for cash at $0.05 - 0.75 per share	-	-	2,580,000	25,800	-	-3,333	151,033	-	-
Shares issued for S&C Medical at $0.05 per share	-	-	3,000,000	30,000	-	-	120,000	-	-
Shares issued for notes payable at $.04-.05/share	-	-	11,259,786	112,598	-	-	446,642	-	-
Shares issued for accounts payable at $.01-.10/share	-	-	4,200,000	42,000	-	-	96,000	-	-
Shares authorized for expense at $.03 per share - not issued	-	-	-	-	-	9,545	19,090	-	-
Shares authorized forpayment of accounts payable at $.21 per share - not issued	-	-	-	-	-	56	1,115	-	-

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Net Loss	-	$-	-	$-	$-	$-	$-	$-	$(1,361,753)

Balance December 31, 2003	168,434	1,684	33,410,364	334,104	-1,000	13,957	12,934,463	-3,333,785	-13,615,235

Shares issued for cash at $.036 - .15 per share	-	-	770,000	7,700	-	-	57,420	-	-
Shares issued for accounts payable at $.05-.23/share	-	-	391,939	3,919	-	-	27,306	-	-
Shares issued for expenses at $.04 - .23 per share	-	-	1,910,604	19,106	-	-9,203	108,325	-	-
Authorized shares issued	-	-	5,571	56	-	-56	-	-	-
Shares issued for settlement of liabilities	-	-	152,142	1,521	-	-	36,514	-	-
Net Loss	-	-	-	-	-	-	-	-	-632,293

Balance December 31, 2004	168,434	1,684	36,640,620	366,406	-1,000	4,698	13,164,028	-3,333,785	-14,247,528

Shares issued for cash at $.028 - .25 per share	-	-	1,790,000	17,900	-	-	254,726	-	-
Shares issued for expenses at $.25 per share	-	-	92,500	925	-	-	22,200	-	-
Net Loss	-	-	-	-	-	-	-	-	-736,913

Balance December 31, 2005	168,434	1,684	38,523,120	385,231	-1,000	4,698	13,440,954	-3,333,785	-14,984,441

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
	Preferred Stock		Common Stock		Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for general and administrative expenses at $.25 per share	-	-	2,788	29	-	-	669	-	-
Shares issued for cash at $.25 per share	-	-	586,000	5,860	-	-	140,640	-	-
Shares issued for accounts payable at $.25 per share	-	-	71,956	719	-	-	17,270	-	-
Compensation expense from issuance of stock options	-	-	-	-	-	-	43,653	-	-
Net Loss	-	-	-	-	-	-	-	-	-850,440

Balance December 31, 2006	168,434	$1,684	39,183,864	$391,839	$(1,000)	$4,698	$13,643,186	$(3,333,785)	$(15,834,881)

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(continued)

									Deficit
									Accumulated
									From
						Common	Paid in		5-Jul-96
						Stock	Capital in		Inception of
		Preferred Stock		Common Stock	Treasury	to be	Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Stock	Issued	Par Value	Deficit	Stage
Shares issued for general and administrative expenses' at $.03 - $.05 per share	-	-	450,000	4,500	-	-	13000	-	-
Shares issued for cash at $.25 per share	-	-	1,090,000	10,900	-	-	261,600	-	-
Shares issued for accounts payable at $.25 per share	-	-	67,988	680	-	-	16,315	-	-
Shares issued for notes payable at $.25 per share	-	-	8,281,016	82,810	-	-	1,987,444	-	-
Shares issued for accrued interest' at $.25 per share	-	-	62,101	621	-	-	14,905
Shares returned to the treasury	-	-	-	-	(51,700)	-	51,700	-	-
Shares returned to treasury and cancelled	-	-	(2,416,666)	(24,167)	-	-	24,167	-	-
Compensation expense from issuance of stock options	-	-	-	-	-	-	19,891	-	-

Net Loss	-	-	-	-	-	-	-	-	1,563,900

Balance December 31, 2007	168,434	$1,684	7,534,439	$75,344	$(51,700)	$4,698	$2,389,022	$(3,333,785)	$1,563,900

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			From
			5-Jul-96
	For the Years Ended		Inception of
	December 31,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$1,563,900	$(850,440)	$(14,270,981)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Stock issued for general and administrative	17,500	697	1,004,982
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	-	(200,790)
(Gain) loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	19,891	43,653	89,791
Stock issued for interest	15,525	-	135,226
Stock issued for accounts payable	16,995	17,989	243,457
Deferred income	-	-	(214,000)
Depreciation and amortization	-	7,215	1,912,883
Write-off bad debts	-	15,000	15,000
(Increase) decrease in accounts receivable	-	-	(413)
(Increase) decrease in shareholder receivable	-	-	37,694
(Increase) decrease in other assets & prepaids	4,715	(3,100)	89,238
Increase (decrease) in accounts payable	(77,454)	71,899	216,332
Increase (decrease) in accrued liabilities	(1,859,392)	544,826	697,284
Net Cash Used in Operating Activities	(298,320)	(152,261)	(9,694,911)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net	-	-	(587,801)
Acquisition/Sale of patents	-	(7,215)	25,089
Acquisition/Sale of stock, net	-	-	12,375
Net Cash Used by Investing Activities	-	(7,215)	(550,337)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued	272,500	146,500	7,038,173
Proceeds from loans	-	16,500	3,473,252
Proceeds from line of credit	23,023		23,023
Loan receivables	-		(15,000)
Principal payments on lease obligations	-		(18,769)
Cash payments on notes payable	-	(4,244)	(279,730)
Net Cash Provided by Financing Activities	295,523	158,756	10,220,949

Net Increase (Decrease) in Cash and Cash
Equivalents	(2,797)	(720)	(24,299)
Cash and Cash Equivalents at Beginning of the
Year	3,172	3,892	24,674
Cash and Cash Equivalents at End of the Year	$375	$3,172	$375

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(continued)

			Cumulative
			From
			5-Jul-96
	For the Years Ended		Inception of
	December 31,		Development
	2007	2006	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$100	$100	$1,200

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has net income of $1,563,900 for the year ended December 31, 2007, due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $707,494 for the year ended December 31, 2007.  For the year ended December 31, 2006, the Company had losses of $850,440. The Company has losses of $17,604,766 since inception.  The Company has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at December 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

Loss per Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share for the twelve months ended December 21, 2007 and 2006 are not presented as it would be anti-dilutive.  At December 21, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 8,109,807 and 6,425,467, respectively.

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

Depreciation expense was $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

Amortization expense was $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

During the year ended December 31, 2007 the Company granted 520,000 stock options to officers and directors, and granted 25,000 stock options to non-employees. Accordingly, stock-based compensation expense of $19,891 was recognized in the Statement of Operations at December 31, 2007.  The Black-Scholes option pricing model was used to calculate to estimate fair value of the options granted.  The following assumptions were made: risk-free rate was between 3.15% and 4.98%; expected life of the options was 3 years; expected volatility of stock for the three year options was between 213.7% and 237%, respectively.

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

NOTE 3 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,484,445 that may be offset against future taxable income through 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$2,622,667	$2,860,236
Valuation Allowance	(2,622,667)	(2,860,236)
	$-	$-

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (continued)

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$(237,569)	$119,907
Increase (Decrease) in Valuation Allowance	237,569	(119,907)
	$-	$-

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

During the year ended December 31, 2007 and 2006, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $297,139.

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

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $270,155.

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

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $2,542,713.

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

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2007 and 2006, the total amount due on these notes was $0 and $464,601.

Arbinger Loans to the Company

The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At December 31, 2007 and 2006, the total amount due on these loans is $41,893 and $49,905, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At December 31, 2007 and 2006, the total due on these loans was $17,797 and $17,545, respectively.

NOTE 7 - NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans and carry an interest rate of 8% per annum.  At December 31, 2007 and 2006, the total amount due on these loans is $69,124 and $65,148, respectively.

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

As of December 31, 2007, 794,800 options were outstanding. The Company granted 545,000 options during 2007, of which 545,000 expire in three years.  Compensation expense charged to operations for the twelve months ended December 21, 2007 is $19,891.

The following table sets forth the options and warrants outstanding as of December 21, 2007.
		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2006	5,070,388	$0.18
Granted, Exercise price more than fair value	545,000	$0.75	-
Granted, Exercise price less than fair value	-	-	-
Expired	4,820,588	$0.13
Exercised	-	-
Options & warrants outstanding,
December 21, 2007	794,800	$0.75

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

0.50	397,400	0.50	397,400	0.50	24 months
1.00	397,400	1.00	397,400	1.00	24 months

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

NOTE 10 - LITIGATION

On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC., filed against the Company in the Third Judicial District Court of Utah under the provisions of the Utah Foreign Judgment Act, a judgment from the Superior Court of California, in and for the County of San Francisco Jurisdiction.  The judgment was in relation to a consulting agreement between eiKart, LLC. and the Company. This judgment was included in the financial statements as part of accrued liabilities at December 31, 2006. In June 2007, this litigation was settled in full out-of court by a cash payment of $10,000 and the remainder of the liability of $80,448 was included in the statement of operations as extraordinary income

On September 6, 2002, an entry of judgment was entered against the Company by Micropower Direct, LLC.  The total judgment was for $17,167.18.  During 2006, this judgment was paid in full.

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2006, Klever Marketing answered their

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – LITIGATION (continued)

complaint and filed a counter claim against S&C Medical.  During 2007,this litigation was settled out-of court, resulting in a favorable depreciation of the claim sought, and full and complete resolution in this matter, also resulting in the return of 992,100 shares of common stock to the Company’s treasury.  These shares were subsequently cancelled.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of December 31, 2007, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,303 due to Mr. Portugal.

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as current liabilities, Management has either completed or is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.  As of December 31, 2007, the total amount of claims for accrued but unpaid salary and benefits is $460,195

NOTE 11 - STOCK TRANSACTIONS

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

On February 20, 2007, the company issued 200,000 shares of commons stock for cash of $50,000.  The shares were valued at $.25 per share.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCK TRANSACTIONS (continued)

On March 6, 2007 the company issued 40,000 shares of commons stock for cash of $10,000. The shares were valued at $.25 per share.

On April 9, 2007, the company received 992,100 shares of common stock as the result of litigation settlement.  The shares were returned to treasury and cancelled.

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

On August 31, 2007, the Company authorized issuance of 150,000 shares of common stock for services rendered in the amount of $5,000.  The shares were valued at $.03 per share.  At December 31, 2007, these had not been issued.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCK TRANSACTIONS (continued)

On September 28, 2007, the Company issued 180,000 shares of common stock for cash of $45,000. The shares were valued at $.25 per share.

On September 30, 2007, the company issued 150,000 shares of commons stock for services rendered in the amount of $7,500.  The shares were valued at $.05 per share.  At December 31, 2007, these shares had not been issued.

On September 30, 2007, the Company issued the following shares of common stock: 8,281,016 shares for notes payable of $2,070,254; 62,101 shares for accrued interest of $15,525; 33,224 shares for accounts payable of $8,306.  The shares were valued at $.25 per share.

On October 31, 2007, the Company authorized issuance of 150,000 shares of common stock for services rendered in the amount of $5,000.  The shares were valued at $.03 per share.  At December 31, 2007, these had not been issued.

On December 7, 2007, 6,594,566 shares of common stock were returned to the Company and held as treasury stock, On the same date, 1,424,566 of these shares were cancelled.

On December 7, 2007, the Company issued 120,000 shares of common stock for cash of $30,000.  The shares were valued at $.25 per share.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SALE OF PATENTS

On August 27, 2004, the Company sold all of its international patents for $350,000.  The international patents comprised approximately 69% of the total patents the Company owned.  At December 31, 2007 and 2006, the Company was still owed $25,000 relating to this sale.  The Company has been in communication with the buyer of the patents regarding the receivable of $25,000, and believes it will be collected in 2008.

NOTE 14 - UNCERTAIN TAX POSITIONS

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States (a)	2004 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLEVER MARKETING, INC.

Dated: April 14, 2008	By /S/ William C. Bailey
William C. Bailey
Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April  2008.

Signatures	Title

/S/ William C. Bailey
William C. Bailey	Chairman (Principal Executive Officer)

/S/ John L. Hastings III
John L. Hastings III	Director & Interim President & CEO, as of 11/10/06

/S/ Craig Poulton
Craig Poulton	Director

/S/ Michael L. Mills
Michael L. Mills	Director

/S/ Bernadette Suckel
Bernadette Suckel	Director & Interim COO, as of 11/10/06

/S/ Jeremiah Cox
Jeremiah Cox	Director & CFO

/S/ Paul G. Begum
Paul G. Begum	Director & Secretary Treasurer