Form 10-Q
period 2008-03-31
KLEVER MARKETING INC
filed 2008-05-20
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  0-18834

Klever Marketing, Inc.

 (Exact name of small business issuer as specified in its charter)

Delaware	36-3688583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

955 N. 400 W. Suite 8, North Salt Lake, UT 84054
(Address of principal executive offices)

(801) 263-0404
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2008, there were 46,762,303 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.
(a Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007
Current Assets
Cash	$6,673	$375
Other Receivable	25,000	25,000
Total Current Assets	31,673	25,375

Fixed Assets
Office Equipment	92,964	92,964
Less Accumulated Depreciation	(92,964)	(92,964)
Net Fixed Assets	-	-

Other Assets
Patents	775,045	775,045
Less Accumulated Amortization	(775,045)	(775,045)
Net Other Assets	-	-
Total Assets	$31,673	$23,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable, Trade	$292,290	$302,037
Accrued Liabilities	747,866	748,615
Line of Credit	22,399	23,023
Related Party Payables	58,393	58,393
Notes Payable	45,000	45,000
Total Current Liabilities	1,165,948	1,177,068

Stockholders' Equity
Preferred stock (par value $.01), 2,000,000 shares authorized
168,434 issued and outstanding March 31, 2008
and December 31, 2007	1,684	1,684
Common Stock (Par Value $.01), 50,000,000 shares
authorized 46,762,303 shares issued and outstanding
at March 31, 2008 and 46,718,303 and December 31, 2007	467,623	467,183
Common Stock to be issued, 469,752 shares at
March 31, 2008 and December 31, 2007	4,698	4,698
Treasury Stock, 1,000 shares at March 31, 2008
and December 31, 2007	(52,700)	(52,700)
Paid in Capital in Excess of Par Value	16,042,768	16,032,208
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,264,563)	(14,270,981)
Total Stockholders' Equity	(1,134,275)	(1,151,693)
Total Liabilities and Stockholders' Equity	$31,673	$25,375

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			From
	(Unaudited)		5-Jul-96
	For the Three Months Ended		Inception of
	March 31,		Development
	2008	2007	Stage
Revenue	$-	$-	$256,000

Expenses
Sales and Marketing	-	-	163,306
General and Administrative	37,296	68,888	10,388,582
Research and Development	-	-	4,529,656
Total Expenses	37,296	68,888	15,081,544

Other Income (Expense)
Other Income	50,000	-	503,843
Interest Income	-	-	18,902
Interest Expense	(6,286)	(109,977)	(2,577,534)
Forgiveness of debt	-	-	127,137
Gain (Loss) on sale of assets	-	-	26,947
Capital gain on sale of investments	-	-	191,492
Total Other Income (Expense)	43,714	(109,977)	(1,709,213)

Loss Before Taxes	6,418	(178,865)	(16,534,757)
Income Taxes	-	-	(1,200)

Net Loss before extraordinary items	6,418	(178,685)	(16,535,957)
Extraordinary item - troubled debt restructuring	-	-	2,271,394
Net Income (loss)	$6,418	$(178,865)	$(14,264,563)

Loss per Common Share
Income (loss) before extraordinary item	$-	$(0.01)
Extraordinary item	-	-
Loss per share	$-	$(0.01)

Weighted Average Shares Outstanding	46,755,534	39,148,796

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			From
	(Unaudited)		5-Jul-96
	For the Three Months Ended		Inception of
	March 31,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$6,418	$(178,865)	$(14,264,563)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Stock issued for general and administrative	-	-	1,004,982
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	-	(200,790)
(Gain) loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	-	-	89,791
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,457
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
(Increase) decrease in accounts receivable	-	-	(413)
(Increase) decrease in shareholder receivable	-	-	37,694
(Increase) decrease in other assets & prepaids	-	-	89,238
Increase (decrease) in accounts payable	(9,747)	(20,251)	206,585
Increase (decrease) in accrued liabilities	(749)	133,469	696,535
Net Cash Used in Operating Activities	(4,078)	(65,647)	(9,698,989)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net	-	-	(587,801)
Acquisition/Sale of patents	-	-	25,089
Acquisition/Sale of stock, net	-	-	12,375
Net Cash Used by Investing Activities	-	-	(550,337)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued	11,000	60,000	7,049,173
Proceeds from loans	-	-	3,473,252
Proceeds from line of credit	(624)	-	22,399
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Increase in bank overdraft	-	2,475	-
Cash payments on notes payable	-	-	(279,730)
Net Cash Provided by Financing Activities	10,376	62,475	10,231,325

Net Increase (Decrease) in Cash and Cash
Equivalents	6,298	(3,172)	(18,001)
Cash and Cash Equivalents at Beginning of the
Year	375	3,172	24,674
Cash and Cash Equivalents at End of the Year	$6,673	$-	$6,673

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(continued)

			Cumulative
			From
	(Unaudited)		5-Jul-96
		For the Three Months Ended	Inception of
		March 31,	Development
	2008	2007	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$1,200

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company had a net income of $6,418 for the three months ended March 31, 2008.  This amount was due to a non-operating payment of $50,000, allowing the continuance of discussions regarding partnership opportunities.  The Company has net income of $1,563,900 for the year ended December 31, 2007, due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $707,494 for the year ended December 31, 2007.  The Company has losses of $17,598,348 since inception,  has no source of revenues and has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 approximates their fair values due to the short-term nature of these financial instruments.

Loss per Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share for the three months ended March 31, 2008 and 2007 are not presented as it would be anti-dilutive.  At March 31, 2008 and 2007, the total number of potentially dilutive common stock equivalents was 8,109,807 and 6,425,467, respectively.

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

Depreciation expense was $0 and $0 for the three months March 31, 2008 and 2007, respectively.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

Amortization expense was $0 and $0 for the three months ended March 31, 2008 and 2007, respectively.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

During the three month period ended March 31, 2008 the Company granted no stock options to officers and directors, and granted no stock options to non-employees. Accordingly, no stock-based compensation expense was recognized in the Statement of Operations at March 31, 2008.

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

During the quarter ended March 31, 2008 and 2007, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At March 31, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

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

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At March 31, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

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

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At March 31, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

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

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At March 31, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

Arbinger Loans to the Company

The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At March 31, 2008 and December 31, 2007, the total amount due on these loans is $41,893 and $41,893, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At March 31, 2008 and 2007, the total due on these loans was $18,011 and $17,797, respectively.

NOTE 7 - NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans and carry an interest rate of 8% per annum.  At March 31, 2008 and December 31, 2007, the total amount due on these loans is $70,518 and $69,124, respectively.

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

As of March 31, 2008, 2,458,088 options were outstanding. The Company granted no options for the period ending March 31, 2008.  Compensation expense charged to operations for the three months ended March 31, 2008 and 2007 was $0 and $43,653, respectively.

The following table sets forth the options and warrants outstanding as of December 31, 2007.
		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2006	5,070,388	$0.18
Granted, Exercise price more than fair value	545,000	$0.75	-
Granted, Exercise price less than fair value	-	-	-
Expired	3,156,800	$0.13
Exercised	-	-
Options & warrants outstanding,
December 31, 2007	2,458,088	$0.52

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8- STOCK OPTIONS (continued)

The following table sets forth the options and warrants outstanding as of March 31, 2008.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2007	2,458,088	$0.52
Granted, Exercise price more than fair value	-	$-	-
Granted, Exercise price less than fair value	-	-	-
Expired	-	$-
Exercised	-	-
Options & warrants outstanding,
March 31, 2008	2,458,088	$0.52

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

0.10	225,000	0.10	225,000	0.10	13
0.50	1,669,188	0.50	1,669,188	0.50	21
1.00	563,900	1.00	563,900	1.00	21

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

Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available there for dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year.  Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared.  Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date.  In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.  If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

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

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2006, Klever Marketing answered their

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LITIGATION (continued)

complaint and filed a counter claim against S&C Medical.  During 2007, this litigation was settled out-of court, resulting in a favorable depreciation of the claim sought, and full and complete resolution in this matter, also resulting in the return of 992,100 shares of common stock to the Company’s treasury.  These shares were subsequently cancelled.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of March 31, 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,511 due to Mr. Portugal.

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as current liabilities, Management has either completed or is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.  As of March 31, 2008, the total amount of claims for accrued but unpaid salary and benefits is $480,972.

NOTE 11 - STOCK TRANSACTIONS

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

On January 15, 2008, the company issued 44,000 shares of common stock for cash of $11,000.  The shares were valued at $.25 per shares.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  The Company remains in the development stage.  For the three months ended March 31, 2008,  the Company had net income of $6,418 due to a non-operating payment of $50,000, allowing the continuance of discussions regarding partnership opportunities.  For the three months ended March 31, 2007, the Company had a net loss of $178,865.

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

Cash flows.  Operating activities used cash of approximately $4,000 and $66,000 for the three months ended March 31, 2008 and 2007 respectively.  The decrease in the use of cash is due primarily to a payment of $50,000 received allowing the continuance of discussions regarding partnership opportunities.

Investing activities have used cash of approximately $0 and $0 for the three months ended March 31, 2008 and 2007, respectively.  Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

Financing activities provided cash of approximately $10,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively.  Financing activities primarily represent sales of the Company’s restricted stock, and short term borrowings.

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

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of March 31, 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,511 due to Mr. Portugal.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2008, the company issued 44,000 shares of common stock for cash of $11,000.  The shares were valued at $.25 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

Klever Marketing, Inc.
(Registrant)

DATE:      May 20, 2008

By: /s/ William C. Bailey
William C. Bailey
Chairman
(Principal Executive Officer)

By: /s/ Paul G. Begum
Paul G. Begum
Secretary, Treasurer
(Principal Financial Officer)