Form 10-Q
period 2008-06-30
KLEVER MARKETING INC
filed 2008-08-19
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2008, there were 46,762,303 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Insert financial statements

KLEVER MARKETING, INC.
(a Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2008	2007
Current Assets
Cash	$379	$375
Other Receivable	25,000	25,000
Total Current Assets	25,379	25,375

Fixed Assets
Office Equipment	92,964	92,964
Less Accumulated Depreciation	(92,964)	(92,964)
Net Fixed Assets	-	-

Other Assets
Patents	775,045	775,045
Less Accumulated Amortization	(775,045)	(775,045)
Net Other Assets	-	-
Total Assets	$25,379	$25,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable, Trade	$310,735	$302,037
Accrued Liabilities	753,105	748,615
Line of Credit	21,755	23,023
Related Party Payables	58,393	58,393
Notes Payable	45,000	45,000
Total Current Liabilities	1,188,988	1,177,068

Stockholders' Equity
Preferred stock (par value $.01), 2,000,000 shares authorized
168,434 issued and outstanding June 30, 2008
and December 31, 2007	1,684	1,684
Common Stock (Par Value $.01), 50,000,000 shares
authorized 46,762,303 shares issued and outstanding
at June 30, 2008 and 46,718,303 and December 31, 2007	467,623	467,183
Common Stock to be issued, 469,752 shares at
June 30, 2008 and December 31, 2007	4,698	4,698
Treasury Stock, 1,000 shares at June 30, 2008
and December 31, 2007	(52,700)	(52,700)
Paid in Capital in Excess of Par Value	16,042,768	16,032,208
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,293,897)	(14,270,981)
Total Stockholders' Equity	(1,163,609)	(1,151,693)
Total Liabilities and Stockholders' Equity	$25,379	$25,375

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					From
	(Unaudited)		(Unaudited)		5-Jul-96
	For the Three Months Ended		For the Six Months Ended		Inception of
	June 30,		June 30,		Development
	2008	2007	2008	2007	Stage
Revenue	$-	$-	$-	$-	$256,000

Expenses
Sales and Marketing	-	-	-	-	163,306
General and Administrative	22,977	90,058	60,273	158,946	10,411,559
Research and Development	-	-	-	-	4,529,656
Total Expenses	22,977	90,058	60,273	158,946	15,104,521

Other Income (Expense)
Other Income	-	-	50,000	-	503,843
Interest Income	-	126	-	126	18,902
Interest Expense	(6,357)	(114,362)	(12,643)	(224,339)	(2,583,891)
Forgiveness of debt	-	80,448	-	80,448	127,137
Gain (Loss) on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492
Total Other Income (Expense)	(6,357)	(33,788)	37,357	(143,765)	(1,715,570)

Loss Before Taxes	(29,334)	(123,846)	(22,916)	(302,711)	(16,564,091)
Income Taxes	-	-	-	-	(1,200)

Net Loss before extraordinary items	(29,334)	(123,846)	(22,916)	(302,711)	(16,565,291)
Extraordinary item - troubled debt restructuring	-	-	-	-	2,271,394
Net Income (loss)	$(29,334)	$(123,846)	$(22,916)	$(302,711)	$(14,293,897)

Loss per Common Share
Income (loss) before extraordinary item	$-	$-	$-	$(0.01)
Extraordinary item	-	-	-	-
Loss per share	$-	$-	$-	$(0.01)

Weighted Average Shares Outstanding	46,762,303	39,628,202	46,758,677	39,402,620

The accompanying notes are an integral part of these financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			From
	(Unaudited)		5-Jul-96
	For the Six Months Ended		Inception of
	June 30,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(22,916)	$(302,711)	$(14,293,897)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Stock issued for general and administrative	-	-	1,004,982
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	-	(200,790)
(Gain) loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	-	-	89,791
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	8,689	243,457
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
(Increase) decrease in accounts receivable	-	-	(413)
(Increase) decrease in shareholder receivable	-	-	37,694
(Increase) decrease in other assets & prepaids	-	3,123	89,238
Increase (decrease) in accounts payable	8,698	(30,376)	225,030
Increase (decrease) in accrued liabilities	4,490	133,892	701,774
Net Cash Used in Operating Activities	(9,728)	(187,383)	(9,704,639)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net	-	-	(587,801)
Acquisition/Sale of patents	-	-	25,089
Acquisition/Sale of stock, net	-	-	12,375
Net Cash Used by Investing Activities	-	-	(550,337)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds capital stock issued	11,000	165,000	7,049,173
Proceeds from loans	-	-	3,473,252
Proceeds from line of credit	(1,268)	23,799	21,755
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Increase in bank overdraft	-	-	-
Cash payments on notes payable	-	-	(279,730)
Net Cash Provided by Financing Activities	9,732	188,799	10,230,681

Net Increase (Decrease) in Cash and Cash
Equivalents	4	1,416	(24,295)
Cash and Cash Equivalents at Beginning of the
Year	375	3,172	24,674
Cash and Cash Equivalents at End of the Year	$379	$4,588	$379

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(continued)

			Cumulative
			From
	(Unaudited)		5-Jul-96
		For the Six Months Ended	Inception of
		June 30,	Development
	2008	2007	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$1,200

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company had a net loss of $22,916 for the six months ended June 30, 2008.  The loss was offset by a non-operating payment of $50,000, allowing the continuance of discussions regarding partnership opportunities.  The Company has net income of $1,563,900 for the year ended December 31, 2007, due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $707,494 for the year ended December 31, 2007.  The Company has losses of $17,627,682 since inception.  The Company has a liquidity need and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

The unaudited financial statements as of June 30, 2008, and for the three and six month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Loss per Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per common share for the twelve months ended June 30, 2008 and 2007 are not presented as it would be anti-dilutive.  At June 30, 2008 and 2007, the total number of potentially dilutive common stock equivalents was 7,213,807 and 6,425,467, respectively.

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

Depreciation expense was $0 and $0 for the six months ended June 30, 2008 and 2007, respectively.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

Amortization expense was $0 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

During the three month period ended June 30, 2008 the Company granted no stock options to officers and directors, and granted no stock options to non-employees. Accordingly, no stock-based compensation expense was recognized in the Statement of Operations at June 30, 2008.

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

During the six months ended June 30, 2008 and 2007, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

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

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At June 30, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

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

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At June 30, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

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

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At June 30, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

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

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At June 30, 2008 and December 31, 2007, the total amount due on these notes was $0 and $0.

Arbinger Loans to the Company

The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At June 30, 2008 and December 31, 2007, the total amount due on these loans is $41,893 and $41,893, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At June 30, 2008 and December 31, 2007, the total due on these loans was $18,434 and $17,797, respectively.

NOTE 7 - NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans and carry an interest rate of 8% per annum.  At June 30, 2008 and December 31, 2007, the total amount due on these loans is $73,360 and $69,124 respectively.

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

As of June 30, 2008, 1,562,088 options were outstanding. The Company granted no options for the period ending June 30, 2008.  Compensation expense charged to operations for the three months ended June 30, 2008 and 2007 was $0 and $43,653, respectively.

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2006	5,070,388	$0.18
Granted, Exercise price more than fair value	545,000 -	$0.75	-
Granted, Exercise price less than fair value	-	-	-
Expired	3,156,800	$0.13
Exercised	-	-
Options & warrants outstanding,
December 31, 2007	2,458,088	$0.52

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8- STOCK OPTIONS (continued)

The following table sets forth the options and warrants outstanding as of June 30, 2008.
		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2007	2,458,088	$0.52
Granted, Exercise price more than fair value	0 -	$0	-
Granted, Exercise price less than fair value	-	-	-
Expired	896,000	$.75
Exercised	-	-
Options & warrants outstanding,
June 30, 2008	1,562,088	$0..44

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life
0.10	225,000	0.10	225,000	0.098	5
0.50	846,188	0.50	846,188	0.50	18
1.00	490,900	1.00	490,900	1.00	18

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

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of June 30, 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,934 due to Mr. Portugal.

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as current liabilities, Management has either completed or is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.  As of June 30, 2008, the total amount of claims for accrued but unpaid salary and benefits is $455,107.

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

NOTE 13 - SALE OF PATENTS

On August 27, 2004, the Company sold all of its international patents for $350,000.  The international patents comprised approximately 69% of the total patents the Company owned.  At June 30, 2008 and December 31, 2007, the Company was still owed $25,000 relating to this sale.  The Company has been in communication with the buyer of the patents regarding the receivable of $25,000, and believes it will be collected in 2008.  During July 2008, the Company received the payment for this receivable.

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

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  The Company remains in the development stage.  For the six months ended June 30, 2008, the Company had a net loss of $22,916.  The loss was offset by a non-operating payment of $50,000, allowing the continuance of discussions regarding partnership opportunities. For the six months ended June 30, 2007, the Company had a net loss of $302,711.

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

Cash flows.  Operating activities used cash of approximately $8,000 and $187,000 for the six months ended June 30, 2008 and 2007 respectively.  The decrease in the use of cash is due primarily to a payment of $50,000 received allowing the continuance of discussions regarding partnership opportunities.

Investing activities have used cash of approximately $0 and $0 for the six months ended June 30, 2008 and 2007, respectively.  Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

Financing activities provided cash of approximately $10,000 and $189,000 for the six months ended June 30, 2008 and 2007, respectively.  Financing activities primarily represent sales of the Company’s restricted stock, and short term borrowings.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of June 30, 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $10,934 due to Mr. Portugal.

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

DATE:      August 19, 2008

By: /s/ William C. Bailey
William C. Bailey
Chairman
(Principal Executive Officer)

By: /s/ Jeremiah Cox
Jeremiah Cox
Chief Financial Officer
(Principal Financial Officer)