Form 10-K
period 2008-12-31
KLEVER MARKETING INC
filed 2009-05-19
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For Fiscal Year Ended:  December 31, 2008

                                                                             or

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission file number         0-18834

Klever Marketing, Inc.
(Name of small business issuer in its charter)

                                 Delaware                                                                                                                                                                                                                                                                       36-3688583
                      State or other jurisdiction of                                                                                                                                                                                                                                           (I.R.S. Employer
                      incorporation or organization                                                                                                                                                                                                                                          Identification No.)

2469 E Ft Union Blvd, Cottonwood, UT  84121
Mailing address
P.O. Box 711308, Salt Lake City, UT  84171
(Address of principal executive offices)  (zip code)

Issuer's telephone number  (801) 847 6444

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:

 Common Stock Par Value $0.01
(Title of class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

     State issuer's net income for its most recent fiscal year:    $95,916

As of December 31, 2008, there were 42,248,303 (1 vote per share) Common and 287,595 Convertible Preferred, for a preferred (converted to common) and common share total of 45,124,253. All shares have a par value of $0.01.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $381,634 computed at the closing price as of December 31, 2008.  The number of preferred and common shares held by non-affiliates of the Registrant total 38,163,408 votes.

                             DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):  NONE

     Transitional Small Business Disclosure Format (check one):  Yes ☐ ; No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   ☒ Yes ☐ No

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

•	In the future, the SEC or various state security regulatory agencies may impose further or additional regulations or limitations on the Company or the tradability of its stock as a Shell company.

                                        ITEM 2   DESCRIPTION OF PROPERTY

           The Company currently occupies approximately 800 square feet of office space.  The lease terms are $400 per month and the term is month to month.  The office space is used as the corporate headquarters.  It is located at 2469 E Ft Union Blvd, suite 214, Cottonwood, UT  84121.

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

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2007, Klever Marketing answered their complaint and filed a counter claim against S&C Medical.  During 2007,this litigation was settled out-of court, resulting in a favorable depreciation of the claim sought, and full and complete resolution in this matter, also resulting in the return of 992,100 shares of common stock to the Company’s treasury.  These shares were subsequently cancelled.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of December 31, 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $11,374 due to Mr. Portugal.

                                             ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during 2008.

PART II

                                             ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The stock is traded on the “Pink Sheets” with the trading symbol KLMK.PK .  The company has 50 million authorized common shares.

The following table set forth the high and low bid of the Company’s Common Stock for each quarter within the past two years.  The information below was provided by S & P Comstock and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2008:	High	Low
First Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

2007:	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.04
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.05	$0.02

 The number of shareholders of record of the Company's common stock as of December  31, 2008 was approximately 864.

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

In October 2007, the Company issued 8,411,103 shares of common stock for accounts payable and debt instruments totaling $2,102,776.  The shares were valued at $.25 per share.

On January 15, 2008, the Company issued 44,000 shares of common stock for cash of 11,000 dollars.  The shares were valued at $.25 per share.

On December 16, 2008, 5,170,000 shares of common stock were returned to the Company and were cancelled.

On December 22, 2008, the Company issued 100,000 shares of common stock for cash of $5,000.  The shares were valued at $.05 per share.

On December 29, 2008, the Company issued 140,000 shares of common stock for cash of $7,000.  The shares were valued at $.05 per share.

On December 31, 2008, the Company recorded a stock subscription receivable of $23,000 for the issue of 460,000 shares of common stock.  The shares were valued at $.05 per share.

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

Beneficial Ownership Compliance Reporting

The company is aware of the following share and option transactions for the reporting period ending December 31, 2008 for which Form 4 or Form 5 were not filed.

					Options	Options		Term
Name	Officer or board	Number of shares	Share Price	Total cost	at .50	at 1.00	Date	in years

Bill Bailey	B &O	40,000	0.25	10,000	10,000	10,000	2/1/2007	3
Bill Bailey	B &O	20,000	0.25	5,000	5,000	5,000	7/31/2007	3
Jeremiah Cox	B &O	200,000	0.25	50,000	50,000	50,000	4/16/2007	3
Jeremiah Cox	B &O	40,000	0.25	10,000	10,000	10,000	6/1/2007	3
Jeremiah Cox	B &O	60,000	0.25	15,000	15,000	15,000	6/1/2007
Jeremiah Cox	B &O	120,000	0.25	30,000	30,000	30,000	6/28/2007	3
Jeremiah Cox	B &O	20,000	0.25	5,000	5,000	5,000	7/24/2007	3
Jeremiah Cox	B &O	20,000	0.25	5,000	5,000	5,000	7/26/2007	3
Jeremiah Cox	B &O	120,000	0.25	30,000	30,000	30,000	12/7/2007	3
Paul Begum	B &O	100,000	0.25	25,000	25,000	25,000	2/1/2007	3
Paul Begum	B &O	100,000	0.25	25,000	25,000	25,000	2/9/2007	3
Paul Begum	B &O	20,000	0.25	5,000	5,000	5,000	7/25/2007	3
Paul Begum	B &O	180,000	0.25	45,000	45,000	45,000	9/28/2007	3
Jeremiah Cox	B&O	44,000	0.25	11,000	0	0	1/15/2008
Jeremiah Cox	B&O	44,000	0.25	11,000	0	0	1/15/2008
Paul Begum	B &O	100,000	0.05	5,000	0	0	12/22/2008
Paul Begum	B&O	140,000	0.05	7,000	0	0	12/29/2008

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

We advise anyone relying upon this report that any statement of earnings by the company for the calendar year ending 2008 have been obtained partially through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company from operations. The company continues as an inactive company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation. Based upon these and other related factors, the auditors for the company will necessarily have to continue to express a reservation of the company's ability to continue as a going concern."

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

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  The Company remains in the development stage. For the year ended December 31, 2008 the company had net income of $95,916, due in part to an extraordinary gain of  $164,991 as a result of restructuring debt.  For the year ended December 31, 2007, the Company had net income of $1,563,900 due to an extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $707,494 for the year ended December 31, 2007.

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

Cash flows.  Operating activities used cash of approximately $19,900 and $298,000 for 2008 and 2007 respectively.  The increase in the use of cash is due primarily to a decrease in accounts receivable and accrued liabilities.

Investing activities have used cash of approximately $0 and $0 for 2008 and 2007, respectively.  Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

Financing activities provided cash of approximately $20,400 and $296,000 for 2008 and 2007, respectively.  Financing activities primarily represent sales of the Company’s restricted stock, and short term borrowings.

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

              ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure. The Firm of Robison Hill conducted the year end audit for the period ending December 31, 2007.  During 2008, the Company Board of Directors appointed the firm of Chisholm Bierwolf Nilson & Morrill, LLC to conduct the audit and to provide additional services for the year ended December 31, 2008.

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

(b) Changes in Internal Controls

Based on this evaluation as of December 31, 2008, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
William C. Bailey	72	Chairman	Status Change, 01/09; resigned.
Paul G. Begum	66	Secretary & Treasurer	Status Change, 01/09; resigned. Appointed Chairman and CEO
John L. Hastings III	45	Interim Pres./CEO	Status Change, 01/09; resigned.
Bernadette Suckel	52	Interim COO	Status Change, 02/08 and 04/08; resigned.
Craig Poulton	49	Director	Status Change, 01/09; resigned.
Michael L. Mills	47	Director	Status Change, 01/09; resigned.
Jeremiah Cox	36	CFO	Status Change, 01/09; resigned.

William C. Bailey, age 72, was elected as a director of the Company in June 1994. Since July of 2005, Mr. Bailey has been serving as Chairman of the Board.  Mr. Bailey is also President and owner of Mount Olympus Waters, Inc. and founder of Water and Power Technologies.  Mr. Bailey served on the Board of Directors for the American Bottled Water Association and the International Bottled Water Association from 1975 to 1996, and was the Association’s President in 1978 and again in 1990.  He received the industry’s first award of Excellence from IWBA in 1987 and was elected to the Beverage World Water Hall of Fame in 1989.  He serves as a member of the Board of Trustees for the Utah Food Industry Associations Insurance Trust.  He is a lifetime member of the Board of Trustees for the Utah Symphony Opera, having served as Chairman from 1999-2002.  He has been a member of the Board of Directors for KUED 1990- 1996, University of Utah Alumni Board 1990-1994, and a member of the University of Utah’s Fine Art’s Advisory Board.  He is also a member of the Salt Lake Rotary and served as Secretary 1999-2000.  He resigned January 9, 2009 with an effective date of December 31, 2008.

Paul G. Begum, Founder, age 66 returned to the Board of Directors in February, 2007.  Paul served as Secretary & Treasurer, having previously served in prior years as President & CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical production. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.  He resigned as Secretary  & Treasurer effective January 9, 2009.  On the same date he was appointed Chairman and Chief Executive Officer of the Company.

Michael L. Mills, age 47, was elected as a director of the Company in December 1998.
Mr. Mills is President/CEO of Cackle Fresh Egg Farms, Inc. (an entity merged from Olson Holdings, Inc.).  Cackle Fresh Egg Farms deals primarily in the distribution of eggs, with headquarters in Washington State.  Mr. Mills has been with the company since 1989.  Mr. Mills began his career with Deloitte & Touche in Los Angeles after graduating from the University of Utah summa cum laude in accounting and mathematics.  He resigned January 9, 2009 with an effective date of December 31, 2008.

John L. Hastings III, age 45, joined the Company in November 2006 as Interim President and CEO of Klever Marketing. John brought with him more than 20 years of experience in the roles of Sales, Marketing & Brand Management, Consultative Practice Leader and Executive General Management within Consumer Packaged Goods, Global Information Services and Global Retail/CPG Research & Analytics industries. As of February 2008, John was appointed Chief Sales & Marketing Officer of RemoteMDX and has continued to serve voluntarily on a part-time, interim capacity at the company.  He resigned January 9, 2009 with an effective date of December 31, 2008.

Bernadette Suckel, age 52, joined the Company in November 2006 as Interim Chief Operating Officer of Klever Marketing, working on a part time basis. She brought with her more than 25 years experience in the roles of Sales, Marketing, Business Development and Consultative Sales Management within Global Research, Global Information Management, Large Systems and Retail Technologies industries.  She resigned from her role as director and COO, effective April 28, 2008.

Jeremiah Cox, age 36, joined the Company in April 2007 and serves as the Chief Financial Officer. Jeremiah has entrepreneurial experience in operating and managing a substantial real estate portfolio and holdings; capital management and equity fundraising skills; and mortgage banking and currency trading experience. He continues to operate a number of real estate investment, land development, property management companies and a cellular phone retailer. He resigned January 9, 2009 with an effective date of December 31, 2008.

Craig Poulton, age 49, joined the company in 2006 and is the Managing Partner of Poulton and Associates, Insurance Company. He resigned January 9, 2009 with an effective date of December 31, 2008.

Robert Campbell age 65, joined the Company in January 2009 and serves at the Chief Operating Officer, Secretary Treasurer and board member.  Bob is a recently retired Project Director with Parsons Corporation – one of the world’s largest engineering and construction companies.  During his 33 years with Parsons, Bob served in a number of key managerial and project management positions, including such projects as San Francisco’s current $4.4 billion water systems improvement program, Orange County’s $3.2 billion wastewater improvement program, the Los Angeles Metro Rail and many more.  He is considered an innovator and leader in project management and project control systems.

Ray Norris, age 56, joined the Company in January 2009 and serves as a board member.  He is currently employed with Focus Enterprises.

Director's Name	Age	Office	Date of change
William C. Bailey	72	Chairman	Resigned January 9, 2009
Paul G. Begum	66	Secretary & Treasurer	Resigned January 9, 2009
John L. Hastings III	45	Interim Pres./CEO	Resigned January 9, 2009
Bernadette Suckel	52	Interim COO	Resigned April 28, 2008
Craig Poulton	49	Director	Resigned January 9, 2009
Michael L. Mills	47	Director	Resigned January 9, 2009
Jeremian Cox	36	CFO	Resigned January 9, 2009
Paul Begum	66	CEO & Chairman	Installed January 9, 2009
Robert Campbell	65	COO & Sec/Treasurer	Installed January 9, 2009
Ray Norris	60	Director	Installed January 9, 2009

Audit Committee

As of December 31, 2008, the Company had one active board committee, the Audit and Compliance Committee.  D. Paul Smith and Michael L. Mills serve on this committee.  The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10KSB and all audited financials.

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

(a)	(b)	(c.	)	(d)	(e)	(f)	(g)	(h)	(i)
					Other		Securities
	Year				Annual	Restricted	Underlying		All Other
	Ended				Compen-	Stock	Options/	LTIP	Compen-
Name and	Dec.	Salary		Bonus	sation	Awards(s)	SAR's	Payouts	sation
Principal Position	31	($)		($)		($)	(no.)	($)	($)

John Hastings (1)	2008	$22,500
Interim Pres/CEO	2007	$128,750
	2006	$60,000

Bernadette Suckel (2)	2008	$6,000
Interim COO	2007	$45,000
	2006	$10,000

(1) John Hastings joined the Company on November 16, 2006, under terms of a contract, as Interim President and Chief Executive Officer and as a member of the board. He resigned January 9, 2009 with an effective date of December 31, 2008.

(2) Bernadette Suckel joined the Company on November 16, 2006, under terms of a contract,  as Interim Chief Operating Officer and as a member of the board. She resigned from both positions effective April 28, 2008.

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2008, to the chief executive officer, chief financial officer, and directors of the Company.

Name	Shares Acquired on exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options	Value of Unexercised in-the-money options ($) (a)

			Exercisable	Unexercisable	Exercisable	Unexercisable
William Bailey	0	$0	0	$0	$0	$0
Jeremiah Cox Paul G. Begum	0 0	$0 $0	0 0	$0 $0	$0 $0	$0 $0

(a)	Based on the closing price of the Company’s Common Stock on December 31, 2008 at $.02 per share

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

  ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 42,277,063 votes as of December 31, 2008, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owner Directors and Principal Shareholders	Nature of Ownership	Shares Owned	Percent

Directors and Executive Officers

Paul G. Begum	Direct	1,496,540
P.O. Box 58045	Preferred shares stated as common	2,875,950
Salt Lake City, UT 84158	Options/Warrants	338,800
	Commons shares resulting from exercise of anti-dilution rights	9,808,935
	Total	14,520,225	34.14%

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Olson Holdings, Inc. loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Holdings. As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is now longer considered a related party.  Olson Holdings, Inc. made a $150,000 unsecured loan to the Company on February 26, 2001.  This note has a six-month term at 10% annual interest maturing on August 26, 2001.  The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior).

Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,836.  This note has an annual interest rate of 8% and matures on January 7, 2004.  An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.

Olson Foundation loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Foundation. As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is now longer considered a related party. Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applies until January 15, 2002.  Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily.  Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

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

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.

Presidio Investments, LLC loan to the Company

Presidio Investments, LLC has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company.  The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation.  The Olson Foundation, defined as a related party,  was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001.  An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001.  Principal and all due and unpaid interest are to be paid on October 1, 2001.  This note is convertible to Class C convertible preferred shares at the option of the note holder.

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.
On December 31, 2008, the preferred shares held by Presidio Investments were sold to a private investment group and Presidio Investments is no longer considered a related party.

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

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.
On December 31, 2008, the preferred shares held by Seabury Investments were sold to a private investment group and Seabury Investments is no longer considered a related party.

Arbinger Loans to the Company

D Paul Smith previously served on the Board of Directors of the Company and is also an officer and shareholder in the Arbinger Institute. Mr. Smith is no longer considered a related party since his resignation as the board of director in 2008. The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At December 31, 2008 and 2007, the total amount due on these loans is $41,893 and $41,893, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At December 31, 2008 and 2007, the total due on these loans was $17,797 and $17,797, respectively.  Due to their resignation they are no longer considered as related parties in 2008.

                             ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this report.

Balance Sheets
	December 31, 2008 and 2007	F-3
Statement of Operations
For the Years Ended December 31, 2008 and 2007
and for the Cumulative Period from July 5, 1996 (inception of development stage)
	to December 31, 2008	F-4
Statement of Stockholders' Equity
	From July 5, 1996 (inception of development stage) to December 31, 2008	F-5

Statement Cash Flows
For the Years Ended December 31, 2008 and 2007 and for the Cumulative Period
	from July 5, 1996 (inception of development stage) to December 31, 2008	F-12

Notes to Financial Statements		F-14

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

4.04        Certificate of Designation of Rights, Priveleges, and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)

4.05        Amendment to the Certificates of Designation of Rights, Priveleges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)

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

On July 28, 2008, the Company filed a Form 8-K under item 8, Other.

        ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2008 and 2007:

Service	2008	2007
Audit Fees	$23,782	$17,989
Audit-Related Fees	-	-
Tax Fees	250	250
All Other Fees	-	-
Total	$24,032	$18,239

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company’s 2008 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

           SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLEVER MARKETING, INC.

Dated: May 14, 2009	By:	/s/ Paul G. Begum
Paul G. Begum
CEO & Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2008.

Signatures	Title

/S/ Paul G. Begum	CEO & Chairman as of 01/09/2009
Paul G. Begum	(Principal Executive Officer)

/S/ Robert Campbell	COO and Secretary Treasurer as of 01/09/2009
Robert Campbell

/S/ Ray Norris	Director
Ray Norris

KLEVER MARKETING, INC.
Audited Financial Statements

December 31, 2008 and 2007

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Klever Marketing Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Klever Marketing Inc. as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Klever Marketing Inc. as of December 31, 2007 were audited by other auditors whose report dated April 14, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing Inc. as of December 31, 2008, and the results of their operations, cash flows and changes in stockholders’ deficit for the year then ended and for the cumulative period from inception to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no current source of revenue and suffered losses from operations since inception and also is dependent on financing to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Chisholm, Bierwolf, Nilson & Morrill, LLC
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
May 15, 2009

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors
Klever Marketing, Inc.
(A Development Stage Company)
Salt Lake City, Utah

    We have audited the accompanying balance sheet of Klever Marketing, Inc. (a development stage company) as of December 31, 2007, and the related statement of operations and cash flows for the year ended December 31, 2007, and the statement of stockholders' equity from July 5, 1996 (inception of development stage) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  Au audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a development stage company), as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 14, 2008

KLEVER MARKETING, INC.
(a Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007
Current Assets
Cash	$851	$376
Other Receivable	-	25,000
Total Current Assets	851	25,376

Fixed Assets
Office Equipment	92,964	92,964
Less Accumulated Depreciation	(92,964)	(92,964)
Net Fixed Assets	-	-

Other Assets
Patents	775,045	775,045
Less Accumulated Amortization	(775,045)	(775,045)
Net Other Assets	-	-
Total Assets	$851	$25,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable, Trade	$307,308	$309,537
Accrued Liabilities	651,898	790,508
Line of Credit	20,423	23,023
Related Party Payables	9,000	9,000
Notes Payable	45,000	45,000
Stock Deposit	11,000	-
Total Current Liabilities	1,044,629	1,177,068

Stockholders' Deficit
Preferred stock (par value $.01), 2,000,000 shares authorized
287,595 and 168,434 shares issued and outstanding at December 31, 2008	2,876	1,684
and December 31, 2007, respectively
Common Stock (Par Value $.01), 50,000,000 shares authorized
42,248,303 and 46,718,303 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively	422,483	467,183
Common Stock to be issued, 469,752 shares at
December 31, 2008 and December 31, 2007	4,698	4,698
Subscription Receivable	(23,000)	-
Treasury Stock, 100,000 and 5,270,000 shares at December 31, 2008
and December 31, 2007, respectively	(1,000)	(52,700)
Paid in Capital in Excess of Par Value	16,059,016	16,032,208
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,175,066)	(14,270,982)
Total Stockholders' Deficit	(1,043,778)	(1,151,692)
Total Liabilities and Stockholders' Deficit	$851	$25,376

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception of
			Development Stage
	For the Years Ended		On July 5, 1996
	December 31,		Through
	2008	2007	December 31, 2008
Revenue	$-	$-	$256,000

Expenses
Sales and Marketing	-	-	163,306
General and Administrative	93,223	549,760	10,444,510
Research and Development	-	-	4,529,656
Total Expenses	93,223	549,760	15,137,472

Other Income (Expense)
Other Income	50,000	25,126	503,843
Interest Income	-	-	18,902
Interest Expense	(25,752)	(309,898)	(2,597,000)
Forgiveness of Debt	164,991	127,137	292,128
Gain (Loss) on Sale of Assets	-	-	26,947
Capital Gain on Sale of Investments	-	-	191,492
Total Other Income (Expense)	189,239	(157,635)	(1,563,688)

Income (Loss) Before Taxes	96,017	(707,395)	(16,445,159)
Income Taxes	100	100	1,300

Net Loss Before Extraordinary Items	95,917	(707,495)	(16,446,459)
Extraordinary Item - troubled debt restructuring	-	2,271,394	2,271,394
Net Income (Loss)	$95,917	$1,563,899	$(14,175,065)

Loss per Common Share
Basic
Income (Loss) Before Extraordinary Item	$0.00	$(0.02)
Extraordinary Item	-	0.06
Income (Loss) Per Share	0.00	$0.04
Diluted
Income (Loss) Before Extraordinary Item	$0.00	$(0.01)
Extraordinary Item	-	0.05
Income (Loss) Per Share	$0.00	$0.04

Weighted Average Shares Outstanding
Basic	46,530,769	41,193,978
Diluted	56,339,704	49,303,785

KLEVER MARKETING, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

										From Inception of
										Development Stage
										On July 5,
	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	1996 Through December 31,
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	2008
Balance, December 31, 1995	247,100	$2,471	12,210,949	$122,109	$-	$-		$74,022,028	$(103,351,248)	$-

January 1996, shares issued
in connection with merger	(247,100)	(2,471)	(3,784,905)	(37,849)	5,059			(70,257,358)	100,017,463

Shares issued for cash at
$0.50 - 3.00 per share	-	-	314,287	3,143	-			507,932	-	-

Shares issued in exercise of
options at $1.00 - $1.25 per share	-	-	130,000	1,300	-			136,200	-	-

Shares issued for services at
$1.25 per share	-	-	14,282	143	-			17,710	-	-

Shares issued for receivable
at $1.00 - 3.00 per share	-	-	-	-	407			101,543	-	-

Shares issued to officer and
employee for patents	-	-	-	-	2,250			130,500	-	-

Net Loss	-	-	-	-	-			-	-	(831,814)

Balance, December 31, 1996	-	-	8,884,613	88,846	7,716	-	-	4,658,555	(3,333,785)	(831,814)

Shares issued for cash at
$0.01 - 3.00 per share	-	-	228,150	2,282	49		-	449,976	-	-

Shares issued to officers for
loans at $0.08 - 1.82 per share	-	-	249,444	2,494	-		-	74,287	-	-

Shares issued for services at
$0.50 - 2.59 per share	-	-	10,398	104	-		-	7,391	-	-

Shares issued to officers
for patents	-	-	260,813	2,608	(2,250)		-	1,892	-	-

Shares issued for cash and
receivables at $1.75 - 2.00 per
share	-	-	58,286	583	(100)		-	85,267	-	-

Shares issued to VideOcart
creditors	-	-	97,610	976	(976)		-	-	-	-

Shares issued for research &
development at par	-	-	-	-	464		-	-	-	-

Shares issued for employee
compensation at $2.50 per share	-	-	6,000	60	-		-	14,940	-	-

Net Loss	-	-	-	-	-		-	-	-	(755,594)

Balance, December 31, 1997	-	-	9,795,314	97,953	4,903	-	-	5,292,308	(3,333,785)	(1,587,408)

Shares issued for cash
at $1.50 - 3.00 per share			294,059	2,941	(100)			612,416		-

Shares issued for services
at $2.00 - 7.80 per share			13,648	136	-			43,590		-

Shares issued for employee
compensation at $2.19 - 3.06
per share			4,363	44	-			9,954		-

Shares issued for accounts
receivable at $1.50 - 2.12 per
share			129,437	1,294	-			209,671		-

Shares issued for 1,500 shares of
Avtel stock at $3.00 per share			4,125	41	-			12,334		-

Shares issued for research
& development contract			46,366	464	(464)			-		-

Shares issued to officer for
patent at $2.94 per share			150,000	1,500	250			512,313		-

Shares returned at $1.58 per
share			(42,493)	(425)	-			(66,667)		-

Net Loss			-	-	-			-		(1,496,926)

Balance, December 31 1998	-	-	10,394,819	103,948	4,589	-	-	6,625,919	(3,333,785)	(3,084,334)

Shares issued for cash
at $1.96 - 3.00 per share	-	-	701,525	7,015	-		-	1,649,949	-	-

Shares issued for employee
compensation at $1.95 - 2.34
per share	-	-	2,995	30	-		-	6,187	-	-

Shares issued for exercise of
options at $0.52 - 0.86 per share	-	-	238,271	2,383	-		-	200,342	-	-

Shares returned at $0.67-1.58
per share	-	-	(62,489)	(625)	-		-	(107,047)	-	-

Net Loss	-	-	-	-	-		-	-	-	(1,734,623)

Balance, December 31,1999	-	-	11,275,121	112,751	4,589	-	-	8,375,350	(3,333,785)	(4,818,957)

Shares issued for cash
at $1.07 - 2.75 per share	-	-	279,742	2,798	-		-	532,754	-	-

Preferred shares issued for cash
at $17 - 26 per share	84,576	846	-	-	-		-	1,827,529	-	-

Shares issued for employee
compensation at $3.99 per share	-	-	74,608	746	-		-	296,939	-	-

Shares issued for exercise of
stock options at $0.86 - 1.07
per share	-	-	597,778	5,978	-		-	511,931	-	-

Shares issued for accounts
payable at $2.75 - 3.00 per share	-	-	9,488	95	-		-	26,649	-	-

Paid-in capital from treasury stock
transaction	-	-	-	-	-		-	16,180	-	-

Shares canceled & converted to preferred
shares at $2.75 per share	-	-	(100,000)	(1,000)	-		-	(274,000)	-	-

Conversion of note payable to
preferred shares at $26 per share	9,615	96	-	-	-		-	249,904	-	-

Shares issued that were
paid for in 997	-	-	23,334	233	(233)		-	-	-	-

Shares issued for services
at $0.89 per share	-	-	2,697	27	-		-	2,373	-	-

Shares returned at
$1.73 - 2.12 per share	-	-	(10,000)	(100)	-		-	(19,150)	-	-

Net Loss	-	-	-	-	-		-	-	-	(4,066,283)

Balance, December 31, 2000	94,191	942	12,152,768	121,528	4,356	-	-	11,546,459	(3,333,785)	(8,885,240)

Shares issued for cash
at $0.82 per share	-	-	4,685	47	-		-	3,795	-	-

Preferred shares issued
for cash at $6.60 per share	6,061	60	-	-	-		-	39,940	-	-

Preferred shares issued
for payment of note payable at
$6.60 per share	68,182	682	-	-	-		-	449,318	-	-

Shares canceled for nonpayment	-	-	(4,694)	(47)	-		-	(9,903)	-	-

Shares issued for research &
development expenses at $1.00
per share	-	-	15,000	150	-		-	14,850	-	-

Shares issued for general &
administrative expenses at $0.66
per share	-	-	507,048	5,070	-		-	329,581	-	-

Shares returned to Company for
accounts receivable of $98,375	-	-	-	-	-		(1,000)	(97,375)	-	-

Net Loss	-	-	-	-	-		-	-	-	(2,342,405)

Balance, December 31, 2001	168,434	1,684	12,674,807	126,748	4,356	-	(1,000)	12,276,665	(3,333,785)	(11,227,645)

Shares canceled for services
not rendered	-	-	(304,229)	(3,042)	-		-	(197,749)	-	-

Cash received for shares
that have not yet been issued	-	-	-	-	3,333		-	21,667	-	-

Net Loss	-	-	-	-	-		-	-	-	(1,025,837)

Balance, December 31, 2002	168,434	1,684	12,370,578	123,706	7,689	-	(1,000)	12,100,583	(3,333,785)	(12,253,482)

Shares issued for cash at
$0.05 - 0.75 per share	-	-	2,580,000	25,800	(3,333)		-	151,033	-	-

Shares issued for S&C
Medical at $0.05 per share	-	-	3,000,000	30,000	-		-	120,000	-	-

Shares issued for notes payable at
$.04-.05 per share	-	-	11,259,786	112,598	-		-	446,642	-	-

Shares issued for accounts payable
at $.01-.10 per share	-	-	4,200,000	42,000	-		-	96,000	-	-

Shares authorized for expense
at $.03 per share - not issued	-	-	-	-	9,545		-	19,090	-	-

Shares authorized for payment of
accounts payable at $.21 per share
share - not issued	-	-	-	-	56		-	1,115	-	-

Net Loss	-	-	-	-	-		-	-	-	(1,361,753)

Balance, December31, 2003	168,434	1,684	33,410,364	334,104	13,957	-	(1,000)	12,934,463	(3,333,785)	(13,615,235)

Shares issued for cash at
$.036 - .15 per share	-	-	770,000	7,700	-		-	57,420	-	-

Shares issued for accounts payable
at $.05-.23/share	-	-	391,939	3,919	-		-	27,306	-	-

Shares issued for expenses at
$.04 - .23 per share	-	-	1,910,604	19,106	(9,203)		-	108,325	-	-

Authorized shares issued	-	-	5,571	56	(56)		-	-	-	-

Shares issued for settlement of
liabilities	-	-	152,142	1,521	-		-	36,514	-	-

Net Loss	-	-	-	-	-		-	-	-	(632,293)

Balance, December31, 2004	168,434	1,684	36,640,620	366,406	4,698	-	(1,000)	13,164,028	(3,333,785)	(14,247,528)

Shares issued for cash
at $.028 - .25 per share	-	-	1,790,000	17,900	-		-	254,726	-	-

Shares issued for expenses at
$.25 per share	-	-	92,500	925	-		-	22,200	-	-

Net Loss	-	-	-	-	-		-	-	-	(736,913)

Balance, December31, 2005	168,434	1,684	38,523,120	385,231	4,698	-	(1,000)	13,440,954	(3,333,785)	(14,984,441)

Shares issued for general and
administrative expenses at $.25
per share	-	-	2,788	29	-		-	669	-	-

Shares issued for cash
at $.25 per share	-	-	586,000	5,860	-		-	140,640	-	-

Shares issued for accounts payable
at $.25 per share	-	-	71,956	719	-		-	17,270	-	-

Compensation expense from
issuance of stock options	-	-	-	-	-		-	43,653	-	-

Net Loss	-	-	-	-	-		-	-	-	(850,440)

Balance, December 31, 2006	168,434	1,684	39,183,864	391,839	4,698	-	(1,000)	13,643,186	(3,333,785)	(15,834,881)

Shares issued for general and
administrative expenses at
$.03 - $.05 per share	-	-	450,000	4,500	-		-	13000	-	-

Shares issued for cash at
$.25 per share	-	-	1,090,000	10,900	-		-	261,600	-	-

Shares issued for accounts
payable at $.25 per share	-	-	67,988	680	-		-	16,315	-	-

Shares issued for notes
payable at $.25 per share	-	-	8,281,016	82,810	-		-	1,987,444	-	-

Shares issued for accrued
interest at $.25 per share	-	-	62,101	621	-		-	14,905

Shares returned to the treasury	-	-	-	-	-		(51,700)	51,700	-	-

Shares returned to treasury and
cancelled	-	-	(2,416,666)	(24,167)	-		-	24,167	-	-

Compensation expense from
issuance of stock options	-	-	-	-	-		-	19,891	-	-

Net Income	-	-	-	-	-		-	-	-	1,563,899

Balance, December 31, 2007	168,434	1,684	46,718,303	467,183	4,698	-	(52,700)	16,032,208	(3,333,785)	(14,270,982)

Additional preferred shares
issued as dividends	119,161	1,192						(1,192)

Shares returned to treasury and cancelled			(5,170,000)	(51,700)			51,700

Subscription Receivable						(23,000)

Shares issued for cash at $.05 per share			700,000	7,000				28,000

Net Income										95,916

Balance, December 31 2008	287,595	$2,876	42,248,303	$422,483	$4,698	$(23,000)	$(1,000)	$16,059,016	$(3,333,785)	$(14,175,066)

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception of
			Development Stage
	For the Years Ended		On July 5, 1996
	December 31,		Through
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$95,916	$1,563,899	$(14,175,066)
Adjustments Used to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Stock Issued for General and Administrative	-	17,500	1,004,982
Stock Issued for Research and Development	-	-	62,850
Stock Returned for Services not Rendered	-	-	(200,790)
(Gain) Loss on Sale/Disposal of Assets	-	-	486,536
Compensation Expense from Stock Options	-	19,891	89,791
Stock Issued for Interest	-	15,525	135,226
Stock Issued for Accounts Payable	-	16,996	243,458
Deferred Income	-	-	(214,000)
Depreciation and Amortization	-	-	1,912,883
Write-off Bad Debts	-	-	15,000
(Increase) Decrease in Accounts Receivable	25,000	-	24,587
(Increase) Decrease in Subscription Receivable	-	-	37,694
(Increase) Decrease in Other Assets & Prepaids	-	4,715	89,238
Increase (Decrease) in Accounts Payable	(2,229)	(77,453)	214,104
Increase (Decrease) in Accrued Liabilities	(138,612)	(1,859,392)	558,672
Net Cash Used in Operating Activities	(19,925)	(298,319)	(9,714,835)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of Equipment, net	-	-	(587,801)
Acquisition/Sale of Patents	-	-	25,089
Acquisition/Sale of Stock, net	-	-	12,375
Net Cash Used by Investing Activities	-	-	(550,337)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock Deposit	11,000	-	11,000
Proceeds from Capital Stock Issued	12,000	272,500	7,050,173
Proceeds from Loans	-	-	3,473,252
line of Credit	(2,600)	23,023	20,423
Loan Receivables	-	-	(15,000)
Principal Payments on Lease Obligations	-	-	(18,769)
Cash Payments on Notes Payable	-	-	(279,730)
Net Cash Provided by Financing Activities	20,400	295,523	10,241,349

Net Increase (Decrease) in Cash and Cash
Equivalents	475	(2,796)	(23,823)
Cash and Cash Equivalents, Beginning of Year	376	3,172	24,674
Cash and Cash Equivalents, End of Year	$851	$376	$851

KLEVER MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			From Inception of
			Development Stage
	For the Years Ended		On July 5, 1996
	December 31,		Through
	2008	2007	December 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$100	$100	$1,300

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has net income of $95,916 for the year ended December 31, 2008, due to other income  of $164,991 as a result of forgiveness of debt. For the year ended December 31, 2007, the Company had net income of $1,563,899, due to extraordinary gain of $2,271,394 as a result of restructuring debt.  The Company had a loss before extraordinary items of $707,494 for the year ended December 31, 2007. The Company has losses of $14,175,066 since inception.  At December 31, 2008 and 2007, the company had working capital deficits in the amounts of $1,043,778 and $1,151,692 respectively.

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

Organization and Basis of Presentation

The Company was organized under the laws of the State of Delaware in December 1989.  The Company was in the Development stage from 1989 to 1991.  The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company has been in the development stage since this time.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture, market and distribute electronic shopping cart based and in-store advertising, promotion and media content and retail shopper services, which have potential for profit.  The Company is currently in the development stage and seeking new business opportunities.

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

Use of Estimates

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

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation. These reclassifications are deemed immaterial to the financial statements taken as a whole.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

    Effective January 1, 2007, the company adopted the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 157 provides a framework for the recognition, valuation and measurement of fair value of balance sheet items that would equal the price received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The carrying value of the Company's financial instruments, including intangible assets, accounts payable and accrued liabilities at December 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments. Management assigns no value to intangible assets because there is no market participant interest in the purchase of these assets or liabilities.

Earnings (Loss) Per Share
    The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS  No. 128, "Earnings per Share," common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.

    Common stock equivalents for the company derive from two sources.  Options, granted with the issue of common stock, that when exercised are converted to common stock and the potential common stock that may result from the application of an anti-dilutive rights clause contained in the designation of rights for preferred shares.  The preferred share right allows an anti-dilution formula to calculate the number of common shares that the Company would be obligated to issue should the preferred share holders elect to convert their preferred shares to common shares.

    The average market price of the Company's common stock during the years ended December 31, 2008 and 2007 was $0.03 and $0.02, respectively.  As such, potentially issuable commons shares related to options were excluded from the calculation of diluted loss per share for the period ended December 31, 2008 and 2007 because their effect was anti-dilutive

    At December 31, 2008 and 2007, the total number of potentially dilutive common stock equivalents is presented below:

	2008	2007
Potential Common stock equivalents from stock options:	-	-
Potential Common stock equivalents from Preferred share rights:	9,808,935	8,109,807

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

	Year ended
	December 31,
Statement of Operations Summary Information:	2008	2007

Numerator:
Income (loss) before extraordinary items	$95,916	$(707,495)
Income from extraordinary items, net of tax	-	2,271,394
Net income	$95,916	$1,563,899

Denominator:
Weighted-average common shares outstanding
Basic	46,530,769	41,193,978
Conversion of preferred rights	9,808,935	8,109,807
Diluted	56,339,704	49,303,785

EARNINGS (LOSS) PER SHARE:
Basic
Income (loss) before extraordinary items	$0.00	$(0.02)
Income from extraordinary items, net of tax	-	0.06
Net income	$0.00	$0.04

Diluted
Income (loss) before extraordinary items	$0.00	$(0.01)
Income from extraordinary items, net of tax	-	$0.05
Net income	$0.00	$0.04

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company is currently under the development stage and did not generate revenues from the operations during 2008 and 2007. As of December 31, 2008 and 2007 there were $0 accounts receivable and accordingly, no provision for allowance of doubtful accounts was recorded.

Fixed Assets

Fixed assets are stated at cost. Fixed asset have been fully depreciated and have a book value of $0.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

Depreciation expense was $0 and $0 for the years ended December 31, 2008 and 2007, respectively.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

Amortization expense was $0 and $0 for the years ended December 31, 2008 and 2007, respectively.  The intangibles are fully amortized and have a book value of $0 at December 31, 2008 and 2007.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

During the year ended December 31, 2008, the Company granted no stock options.  During the prior year ended December 31, 2007 the Company granted 520,000 stock options to officers and directors, and granted 25,000 stock options to non-employees. Accordingly, stock-based compensation expense of $19,891 was recognized in the Statement of Operations at December 31, 2007.  The Black-Scholes option pricing model was used to calculate to estimate fair value of the options granted.  The following assumptions were made: risk-free rate was between 3.15% and 4.98%; expected life of the options was 3 years; expected volatility of stock for the three year options was between 213.7% and 237%, respectively.

NOTE 3 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,508,849 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$2,608,279	$2,622,667
Valuation Allowance	(2,608,279)	(2,622,667)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2008	2007
Provision (Benefit) at US Statutory Rate	$(14,388)	$(237,569)
Increase (Decrease) in Valuation Allowance	14,388	(237,569)
	$-	$-

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

During the period starting July, 2007 and ending December 2008, the Company was located in a facility of approximately 1,000 square feet, provided at no charge by a board member.

During the month of January, 2009, the Company began a month to month lease of approximately 800 square feet of office space from Eagle Mortgage.  The rent payments, under the terms of the lease are $400 per month.

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

During the year ended December 31, 2008 and 2007, the Company expended $0 and $0 respectively for research and development of the technology involved with its patents.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6- RELATED PARTY TRANSACTIONS

Olson Holdings, Inc. loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Holdings. As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is now longer considered a related party.    Olson Holdings, Inc. made a $150,000 unsecured loan to the Company on February 26, 2001.  This note has a six-month term at 10% annual interest maturing on August 26, 2001.  The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior).

Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,836.  This note has an annual interest rate of 8% and matures on January 7, 2004.  An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.

Olson Foundation loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Foundation.  As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is no longer considered a related party. Olson Foundation loaned the Company $60,000 on July 16, 2001, of which is secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applies until January 15, 2002.  Principal and all due and unpaid interest are to be paid on January 16, 2002, or the interest rate increases to 15% compounded daily.  Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

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

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of common restricted stock at $.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.

Presidio Investments, LLC loan to the Company

Presidio InvestmentsLLC, a preferred shareholder, has loaned the Company $1,000,000, which loan is secured by a blanket lien on the assets of the Company.  The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation.  The Olson Foundation, defined as a related party, was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001.  An Interest rate of 8% applies until March 31, 2001 and increases to 10% on April 1, 2001.  Principal and all due and unpaid interest are to be paid on October 1, 2001.  This note is convertible to Class C convertible preferred shares at the option of the note holder.

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.

On December 31, 2008, the preferred shares held by Presidio Investments were sold to a private investment group and Presidio Investments is no longer considered a related party.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

The Seabury Group, a preferred shareholder, loaned the Company $190,000 on August 22, 2001, of which is secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applies until February 22, 2002.  Principal and all due and unpaid interest are to be paid on February 22, 2002, or the interest rate increases to 15% compounded daily.  Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006.  This note is convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2008 and 2007, the total amount due on these notes was $0 and $0.

On December 31, 2008, the preferred shares held by Seabury Investments were sold to a private investment group and Seabury Investments is no longer considered a related party.

Arbinger Loans to the Company

D Paul Smith previously served on the Board of Directors of the Company and is also an officer and shareholder in the Arbinger Institute. Mr. Smith is no longer considered a related party since his resignation as the board of director in 2008. The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

At December 31, 2008 and 2007, the total amount due on these loans is $41,893 and $41,893, respectively.

Director and Officer Loans to the Company

During the year ended December 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $.25 per share.  At December 31, 2008 and 2007, the total due on these loans was $17,797 and $17,797, respectively.  Due to their resignation they are no longer considered as related parties in 2008.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 7- LINE OF CREDIT

During the year ended December 31, 2006, a former officer and director established, in his name, a credit card line of credit and authorized the Company to use this card for Company purchases and overdraft protection.  The total line of credit is $25,000 dollars. Under terms of the card agreement, interest is charged at 9% for purchases, 21.99% for cash advances and 21.99% for overdrafts.  At December 31, 2008 and 2007, the total due on this credit card was $20,423 and $23,023, respectively.

NOTE 8 - NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans and carry an interest rate of 8% per annum.  At December 31, 2008 and 2007, the total amount of principal and accrued interest are presented below:

	2008	2007
Principal	$45,000	$45,000
Accrued Interest	31,336	24,124
Total	$76,336	$69,124

NOTE 9 - STOCK OPTIONS

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

As of December 31, 2008, 748,800 options were outstanding. The Company granted no options in 2008. The Company granted 545,000 options during 2007, of which 545,000 expire in three years.  Compensation expense charged to operations for the twelve months ended December 31, 2007 is 19,891.

The following table sets forth the options and warrants outstanding as of December 31, 2008 and 2007.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS (continued)

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2006	5,070,388	$0.18	$.03
Granted, Exercise price more than fair value	545,000	$0.75	$.03
Granted, Exercise price less than fair value	-	-	-
Expired	4,820,588	$.13	$.03
Exercised	-	-	-
Options & warrants outstanding,
December 31, 2007	794,800	$0.75	$.03

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2007	794,800	$0.75	$.03
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	46,000	$0.75	$.03
Exercised	-	-	-
Options & warrants outstanding,
December 31, 2008	748,800	$0.75	$.03

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS (continued)

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price Range	Outstanding	Price	Exercisable	Exercisable	Life (months)

0.10	25,000	0.10	25,000	0.10	8
0.50	391,900	0.50	391,900	0.50	14
1.00	331,900	1.00	331,900	1.00	14
	748,800	0.71	748,800	0.71

NOTE 10 - PREFERRED STOCK

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

Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefore dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year.  Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared.  Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date.  In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.  If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - PREFERRED STOCK (continued)

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

NOTE 10 - PREFERRED STOCK (continued)

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

NOTE 10 - PREFERRED STOCK (continued)

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

NOTE 10 - PREFERRED STOCK (continued)

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

NOTE 10 - PREFERRED STOCK (continued)

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

NOTE 11 - LITIGATION

On October 27, 2003, Thomas J. LaLanne, assignee of eiKart, LLC. filed against the Company in the Third Judicial District Court of Utah.  The legal action was permitted under the provision of the Utah Foreign Judgment Act and allowed a judgment, previously rendered against the Company by the Superior Court of California, in and for the County of San Francisco Jurisdiction, to be filed in the state of Utah. The judgment was in relation to a consulting agreement between eiKart, LLC. and the Company. This judgment was included in the financial statements as part of accrued liabilities at December 31, 2006. In June 2007, this litigation was settled in full out-of court by a cash payment of $10,000 and the remainder of the liability of $80,448 was included in the statement of operations as extraordinary income for the period ending December 31, 2007.

On December 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in December of 2001.  On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical.  During 2008, this litigation was settled out-of court, resulting in a favorable disposition of the claim sought, and full and complete resolution in this matter, also resulting in the return of 992,100 shares of common stock to the Company’s treasury.  These shares were subsequently cancelled.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – LITIGATION (continued)

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of December 31, 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $11,374 due to Mr. Portugal.

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued  liabilities, Management has either completed or is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.  As of December 31, 2008, the total amount of claims for accrued but unpaid salary and benefits is $456,312

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCK TRANSACTIONS

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

On December 7, 2007, 6,594,566 shares of common stock were returned to the Company and held as treasury stock.  On the same date, 1,424,566 of these shares were cancelled.

On December 7, 2007, the Company issued 120,000 shares of common stock for cash of $30,000.  The shares were valued at $.25 per share.

On January 15, 2008, the Company issued 44,000 shares of common stock for cash of 11,000 dollars.  The shares were valued at $.25 per share. This transaction was recorded in 2007.
On December 16, 2008, 5,170,000 shares of common stock were returned to the Company and were cancelled.

On December 22, 2008, the Company issued 100,000 shares of common stock for cash of $5,000.  The shares were valued at $.05 per share.

On December 29, 2008, the Company issued 140,000 shares of common stock for cash of $7,000.  The shares were valued at $.05 per share.

On December 31, 2008, the Company recorded a stock subscription receivable of $23,000 for the issue of 460,000 shares of common stock.  The shares were valued at $.05 per share.

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

NOTE 14 - SALE OF PATENTS

On August 27, 2004, the Company sold all of its international patents for $350,000.  The international patents comprised approximately 69% of the total patents the Company owned.  At December 31, 2008 and 2007, the Company was owed $0 and $25,000, respectively, relating to this sale.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 15 - UNCERTAIN TAX POSITIONS (continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States (a)	2004 - Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.