Form 10-Q
period 2009-03-31
KLEVER MARKETING INC
filed 2009-06-05
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

2469 E Ft Union Blvd, Cottonwood, UT 84121
(Address of principal executive offices) Mailing address P.O. Box 711308, Salt Lake City, UT 84171

(801) 847-6444
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2009, there were 42,198,303 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.
(a Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$16,317	$851
Other Receivable	-	-
Total Current Assets	16,317	851

Fixed Assets
Office Equipment	92,964	92,964
Less Accumulated Depreciation	(92,964)	(92,964)
Net Fixed Assets	-	-

Other Assets
Patents	775,045	775,045
Less Accumulated Amortization	(775,045)	(775,045)
Net Other Assets	-	-
Total Assets	$16,317	$851

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable, Trade	$319,278	$307,308
Accrued Liabilities	657,496	651,898
Line of Credit	19,690	20,423
Related Party Payables	9,000	9,000
Notes Payable	45,000	45,000
Stock Deposit	11,000	11,000
Total Current Liabilities	1,061,464	1,044,629

Stockholders' Deficit
Preferred stock (par value $.01), 2,000,000 shares authorized
287,595 shares issued and outstanding	2,876	2,876
Common Stock (Par Value $.01), 50,000,000 shares authorized
42,198,303 and 42,248,303 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	421,983	422,483
Common Stock to be issued, 469,752 shares	4,698	4,698
Subscription Receivable	-	(23,000)
Treasury Stock, 100,000	(1,000)	(1,000)
Paid in Capital in Excess of Par Value	16,141,460	16,059,016
Retained Deficit	(3,333,785)	(3,333,785)
Deficit Accumulated During Development Stage	(14,281,379)	(14,175,066)
Total Stockholders' Deficit	(1,045,147)	(1,043,778)
Total Liabilities and Stockholders' Deficit	$16,317	$851

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

			From Inception of
			Development Stage
	For the Three Months Ended		On July 5, 1996
	March 31,		Through
	2009	2008	March 31, 2009
Revenue	$-	$-	$256,000

Expenses
Sales and Marketing	-	-	163,306
General and Administrative	100,349	37,296	10,544,859
Research and Development	-	-	4,529,656
Total Expenses	100,349	37,296	15,237,821

Other Income (Expense)
Other Income	-	50,000	503,843
Interest Income	-	-	18,902
Interest Expense	(5,965)	(6,286)	(2,602,965)
Forgiveness of Debt	-		292,128
Gain (Loss) on Sale of Assets	-	-	26,947
Capital Gain on Sale of Investments	-	-	191,492
Total Other Income (Expense)	(5,965)	43,714	(1,569,653)

Income (Loss) Before Taxes	(106,314)	6,418	(16,551,473)
Income Taxes	-	-	1,300

Net Loss Before Extraordinary Items	(106,314)	6,418	(16,552,773)
Extraordinary Item - troubled debt restructuring	-	-	2,271,394
Net Income (Loss)	$(106,314)	$6,418	$(14,281,379)

Loss per Common Share
Basic
Income (Loss) Before Extraordinary Item	(0.00)	0.00
Extraordinary Item	-	-
Income (Loss) Per Share	$(0.00)	$0.00

Diluted
Income (Loss) Before Extraordinary Item	(0.00)	0.00
Extraordinary Item	-	-
Income (Loss) Per Share	$(0.00)	$0.00

Weighted Average Shares Outstanding
Basic	42,175,859	46,755,534
Diluted	42,175,859	54,865,341

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

			From Inception of
			Development Stage
	For the Three Months Ended		On July 5, 1996
	March 31,		Through
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(106,314)	$6,418	$(14,281,379)
Adjustments Used to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Stock Issued for General and Administrative	37,500	-	1,042,482
Stock Issued for Research and Development	-	-	62,850
Stock Returned for Services not Rendered	(15,556)	-	(216,346)
(Gain) Loss on Sale/Disposal of Assets	-	-	486,536
Compensation Expense from Stock Options	-	-	89,791
Stock Issued for Interest	-	-	135,226
Stock Issued for Accounts Payable	-	-	243,458
Deferred Income	-	-	(214,000)
Depreciation and Amortization	-	-	1,912,883
Write-off Bad Debts	-	-	15,000
(Increase) Decrease in Accounts Receivable		-	24,587
(Increase) Decrease in Subscription Receivable	-	-	37,694
(Increase) Decrease in Other Assets & Prepaids	-	-	89,238
Increase (Decrease) in Accounts Payable	11,970	(9,747)	226,074
Increase (Decrease) in Accrued Liabilities	5,599	(749)	564,271
Net Cash Used by Operating Activities	(66,801)	(4,078)	(9,781,636)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition/Sale of Equipment, net	-	-	(587,801)
Acquisition/Sale of Patents	-	-	25,089
Acquisition/Sale of Stock, net	-	-	12,375
Net Cash Used by Investing Activities	-	-	(550,337)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock Deposit	-	11,000	11,000
Proceeds from Capital Stock Issued	83,000	-	7,133,173
Proceeds from Loans	-	-	3,473,252
Repayment on Line of Credit	(733)	(624)	19,690
Loan Receivables	-	-	(15,000)
Principal Payments on Lease Obligations	-	-	(18,769)
Cash Payments on Notes Payable	-	-	(279,730)
Net Cash Provided by Financing Activities	82,267	10,376	10,323,616

Net Increase (Decrease) in Cash and Cash
Equivalents	15,466	6,298	(8,357)
Cash and Cash Equivalents, Beginning of Year	851	375	24,674
Cash and Cash Equivalents, End of Year	$16,317	$6,673	$16,317

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
(continued)

			From Inception of
			Development Stage
	For the Three Months Ended		On July 5, 1996
	March 31,		Through
	2009	2008	March 31, 2009
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$1,300

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has net loss of $106,314 the three months ended March 31, 2009. The three months ended March 31, 2008, the Company had net income of $6,418, due to receipt of $50,000 from a non-operating contract. The Company has losses of $14,281,379 since inception.  At March 31, 2009 and December 31, 2008, the company had working capital deficits in the amounts of $1,045,147 and $1,043,778, respectively.

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

Organization and Basis of Presentation

The Company was organized under the laws of the State of Delaware in March 1989.  The Company was in the Development stage from 1989 to 1991.  The Company was an operating company from 1992 to March 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company has been in the development stage since this time.

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

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation. These reclassifications are deemed immaterial to the financial statements taken as a whole.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Effective January 1, 2007, the company adopted the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 157 provides a framework for the recognition, valuation and measurement of fair value of balance sheet items that would equal the price received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The carrying value of the Company's financial instruments, including intangible assets, accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments. Management assigns no value to intangible assets because there is no market participant interest in the purchase of these assets or liabilities.

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

The average market price of the Company's common stock during the three month period ended March 31, 2009 and 2008 was $0.03 and $0.03, respectively.  As such, potentially issuable commons shares related to options were excluded from the calculation of diluted loss per share for the period ended March 31, 2009 and 2008 because their effect was anti-dilutive.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share (continued)

At March 31, 2009 and 2008, the total number of potentially dilutive common stock equivalents is presented below:

	2009	2008
Potential Common stock equivalents from stock options:	-	-
Potential Common stock equivalents from Preferred share rights:	9,808,935	8,109,807

	Three months ended
	March 31,
Statement of Operations Summary Information:	2009	2008

Numerator:	$(106,314)	$6,418
Income (loss) before extraordinary items
Income from extraordinary items, net of tax	-	-
Net income	$(106,314)	$6,418

Denominator:
Weighted-average common shares outstanding
Basic	42,175,859	46,755,534
Conversion of preferred rights	-	8,109,807
Diluted	42,175,859	54,865,341

EARNINGS (LOSS) PER SHARE:
Basic
Income (loss) before extraordinary items	$(0.00)	$0.00
Income from extraordinary items, net of tax	-	-
Net income	$(0.00)	$0.00

Diluted
Income (loss) before extraordinary items	$(0.00)	$0.00
Income from extraordinary items, net of tax	-	$-
Net income	$(0.00)	$0.00

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company is currently under the development stage and did not generate revenues from the operations during 2009 and 2008. As of March 31, 2009 and December 31, 2008 there were $0 accounts receivable and accordingly, no provision for allowance of doubtful accounts was recorded.

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

Depreciation expense was $0 for the three months ended March 31, 2009 and 2008.

Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.

Amortization expense was $0 for the three months ended March 31, 2009 and 2008.  The intangibles are fully amortized and have a book value of $0 at March 31, 2009 and 2008.

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

During the three months ended March 31, 2009 and 2008, the Company granted no stock options.

NOTE 3 - INCOME TAXES

As of March 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,615,164 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (continued)

	March 31, 2009	December 31, 2008
Net Operating Losses	$2,644,426	$2,608,279
Valuation Allowance	(2,644,426)	(2,608,279)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	March 31, 2009	December 31, 2008
Provision (Benefit) at US Statutory Rate	$36,147	$(14,388)
Increase (Decrease) in Valuation Allowance	(36,147)	14,388
	$-	$-

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

During the period starting July, 2007 and ending March 2008, the Company was located in a facility of approximately 1,000 square feet, provided at no charge by a board member.

During the month of January, 2009, the Company began a month to month lease of approximately 800 square feet of office space from Eagle Mortgage.  The rent payments, under the terms of the lease are $400 per month.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

During the three months ended March 31, 2009 and 2008, the Company expended $0 for research and development of the technology involved with its patents.

NOTE 6- RELATED PARTY TRANSACTIONS

Arthur Portugal Loans to the Company

During 2006, Arthur Portugal, a former officer of the Company, loaned the Company $9,000 dollars.  The loan is due on demand and carries an interest rate of 8% per annum.  On March 31, 2009 and December 31, 2008, the total due on this loan was following:

	March 31, 2009	December 31, 2008
Loan	$9,000	$9,000
Accrued Interest	2,598	2,345
	$11,598	$11,345

Arbinger Loans to the Company

D Paul Smith previously served on the Board of Directors of the Company and is also an officer and shareholder in the Arbinger Institute. Mr. Smith is no longer considered a related party since his resignation from the board of director in 2004. The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of $0.25 per share.   The 68,467 associated options have expired.

At March 31, 2009 and December 31, 2008, the total amount due on these loans is $41,893.

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

Director and Officer Loans to the Company

During the three months ended March 31, 2006, two former officers and directors loaned the Company $16,500.  The loans are due on demand and carry an interest rate of 8% per annum.  On September 30, 2007, $776 of interest was converted to 3,105 common restricted stock at $0.25 per share.  At March 31, 2009 and December 31, 2008, the total due on these loans was $17,797.  Due to their resignation they are no longer considered as related parties in 2008.

NOTE 7- LINE OF CREDIT

During the year ended March 31, 2006, a former officer and director established, in his name, a credit card line of credit and authorized the Company to use this card for Company purchases and overdraft protection.  The total line of credit is $25,000 dollars. Under terms of the card agreement, interest is charged at 9% for purchases, 21.99% for cash advances and 21.99% for overdrafts.  At March 31, 2009 and December 31, 2008, the total due on this credit card was $19,690 and $20,423, respectively.

NOTE 8 - NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans and carry an interest rate of 8% per annum.  At March 31, 2009 and December 31, 2008, the total amount of principal and accrued interest are presented below:

	March 31, 2009	December 31. 2008
Principal	$45,000	$45,000
Accrued Interest	32,842	31,336
Total	$77,842	$76,336

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS (continued)

As of March 31, 2009, 748,800 options were outstanding. The Company granted no options for the period ending March 31, 2009. Compensation expense charged to operations for the three months ended March 31, 2009 and 2008 is $0.

The following table sets forth the options and warrants outstanding as of March 31, 2009 and December 31, 2008.

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31, 2007	794,800	$0.75	$0.03
Granted, Exercise price more than fair value	-	-	-
Granted, Exercise price less than fair value	-	-	-
Expired	46,000	$.75	$0.03
Exercised	-	-	-
Options & warrants outstanding,
December 31, 2008	748,800	$0.75	$0.03
Granted	-	-	-
Expired	-	-	-
Options & warrants outstanding, March 31, 2009	748,800	$0.75	$0.03

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price Range	Outstanding	Price	Exercisable	Exercisable	Life (months)

$0.10	25,000	$0.10	25,000	$0.10	5
$0.50	391,900	$0.50	391,900	$0.50	11
$1.00	331,900	$1.00	331,900	$1.00	11
	748,800	$0.71	748,800	$0.71

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

NOTE 11 - LITIGATION

On March 12, 2005 Klever Marketing was summoned, and a complaint was filed in the Third District Court of the State of Utah, by Dennis Shepard, one of the partners of S&C Medical.  The complaint contested Klever Marketing’s cancellation of an attempted deal with S&C medical in March of 2001.  On January 13, 2006, Klever Marketing answered their complaint and filed a counter claim against S&C Medical.  During 2008, this litigation was settled out-of court, resulting in a favorable disposition of the claim sought, and full and complete resolution in this matter, also resulting in the return of 992,100 shares of common stock to the Company’s treasury.  These shares were subsequently cancelled.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of March 31, 2009, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $11,598 due to Mr. Portugal.

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued  liabilities, Management has either completed or is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.  As of March 31, 2009, the total amount of claims for accrued but unpaid salary and benefits is $460,182.

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

On September 30, 2007, the company issued 150,000 shares of commons stock for services rendered in the amount of $7,500.  The shares were valued at $.05 per share.  At March 31, 2007, these shares had not been issued.

On September 30, 2007, the Company issued the following shares of common stock: 8,281,016 shares for notes payable of $2,070,254; 62,101 shares for accrued interest of $15,525; 33,224 shares for accounts payable of $8,306.  The shares were valued at $.25 per share.

On October 31, 2007, the Company authorized issuance of 150,000 shares of common stock for services rendered in the amount of $5,000.  The shares were valued at $.03 per share.  At March 31, 2007, these had not been issued.

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

On March 16, 2008, 5,170,000 shares of common stock were returned to the Company and were cancelled.

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

KLEVER MARKETING, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCK TRANSACTIONS (continued)

On February 24, 2009, the Company issued 150,000 shares of common stock to former officers for services rendered.  The shares were valued at $.25 per share.

On March 5, 2009, the Company cancelled 400,000 shares of common stock to a former officer for services rendered.  The shares were valued at $15,556.

In March , 2009, the Company issued 200,000 shares of common stock for cash of $60,000.  The shares were valued at $.30 per share.

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

On February 15, 2005 ModStream Digital Messaging Products, LLC acquired from the Company limited non-exclusive licensees to use the Company's United States patent portfolio for electronic display devices specific to ModStreams product design. This product design is limited to an 80 character dot-matrix LCD-type screen with limited alerts, and does not include full motion video or product scanning.  Under the license agreement, ModStream paid the Company $150,000 and will pay ongoing royalties for all ModStream products that utilize the specific components of the Company's licensed technology.

NOTE 14 - SALE OF PATENTS

On August 27, 2004, the Company sold all of its international patents for $350,000.  The international patents comprised approximately 69% of the total patents the Company owned.  At March 31, 2009 and December 31, 2008, the Company was owed $0 and $0, respectively, relating to this sale.

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

FIN48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits the the three months  ended March 31, 2009.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2009:

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

BUSINESS DEVELOPMENT

Plan of Operation

The Company has made significant progress in the first quarter of 2009.  A new, revitalized Board of Directors was installed in January with the plan to rapidly develop a technically improved, significantly lower cost wireless shopping cart unit and expedite moving forward into production and installation with a major retailer chain.  Accompanying this upgraded unit is the new Giving Cart™ and Retailer Chime Time ™ Rewards Program where retailers incentivize consumers with hourly merchandise rewards announced on the shopping cart unit as a way of “giving back” during these troubled economic times.

The company founder, Paul G. Begum has been reinstated on the Board and is the current operating CEO.  New staff has been brought in to execute the company’s new strategy.   Under Begum’s guidance, significant improvements to the balance sheet have been achieved.  Outstanding debt has been reduced from $5.8 million to less than $450 thousand.  Settlements have been reached with 12 of 14 creditors and further reductions are currently being negotiated.  Financing has been obtained for an updated wireless portable shopping cart unit taking advantage of improved technologies available since the last product release.  Significant progress has been made on this new unit.  The new prototype will be rolled out for commercialization at the beginning of the third quarter.  In addition to utilizing improved technology, the Company has made software improvements in communications between the server and the unit to allow rapid and efficient data updates that improve the effectiveness of advertising programs – a significant source of expected future revenues.   The company has executed an agreement with a Wall Street investment banking firm to provide professional public relations on the Company’s successes and future profit potential.  It will also assist in raising equity capital to help advance the company into a major retail market after the pilot testing program is validated and completed in December.

Business Development in the Next 12 Months

Significant advances are expected to continue over the next 12 months.  The pilot test of the updated shopping cart unit with the Giving Cart™ and Retailer Chime Time ™ Rewards Program is scheduled to begin in August followed by a second pilot test in early 2010 with a major retailer in Southern California.  After validating our new enhanced system, an implementation program with a major retail chain will be explored during the remainder of 2010 to position the Company for rapid expansion.

Enhancements will continue to be made to the unit – in hardware efficiency, software development and the collection of shopper buying habit information.  The company will increase its marketing staff in the fourth quarter of 2009 to help expand its market base.

Disclaimer
The forward-looking statements herein have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in this information release are accurate, and we assume no obligation to update any such forward-looking statements.

Results of Operations - The Company was inactive until July 5, 1996 when the Company merged with Klever-Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  The Company remains in the development stage.  For the three months ended March 31, 2009, the Company had a net loss of $106,314.  For the three months ended March 31, 2008, the Company had a net income of 6,418. The income was a result of a non-operating payment of $50,000 that permitted ongoing merger discussions.

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

Cash flows.  Operating activities used cash of approximately $66,801 and $4,078 for the three months ended March 31, 2009 and 2008 respectively.

Investing activities have used cash of approximately $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.  Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

Financing activities provided cash of approximately $82,267 and $10,376 for the three months ended March 31, 2009 and 2008, respectively.  Financing activities primarily represent sales of the Company’s restricted stock, and short term borrowings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of March 31, 2009, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $11,598 due to Mr. Portugal.

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

Klever Marketing, Inc. (Registrant)

Date: May 28, 2009	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman (Principal Executive Officer)

Date: May 28, 2009	By:	/s/ Robert Campbell
Robert Campbell
Chief Operating Officer (Principal Financial Officer)