Form 10-Q
period 2009-06-30
KLEVER MARKETING INC
filed 2009-08-14
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      ___________________  to  _________________

Commission File Number:	0-18834

Klever Marketing, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	36-3688583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2469 E Ft Union Blvd Suite 214, Cottonwood, UT 84121
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2009, there were 42,451,636 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$6,721	$851

Total Current Assets	6,721	851

FIXED ASSETS

Office equipment	92,964	92,964
Less accumulated depreciation	(92,964)	(92,964)

Total Fixed Assets	-	-

OTHER ASSETS

Patents, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$6,721	$851

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$333,879	$307,308
Accrued liabilities	663,866	651,898
Line-of-credit	19,301	20,423
Related party payables	9,000	9,000
Notes payable	45,000	45,000
Stock deposit	11,000	11,000

Total Current Liabilities	1,082,046	1,044,629

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock (par value $.01), 2,000,000 shares authorized
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $.01), 50,000,000 shares authorized
42,451,636 and 42,248,303 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	424,516	422,483
Common stock to be issued, 469,752 shares	4,698	4,698
Subscription receivable	-	(23,000)
Treasury stock, 100,000	(1,000)	(1,000)
Paid in capital in excess of par value	16,214,927	16,059,016
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,387,557)	(14,175,066)

Total Stockholders' Equity (Deficit)	(1,075,325)	(1,043,778)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,721	$851

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception of
					Development
	For the		For the		Stage On
	Three Months Ended		Six Months Ended		July 5, 1996
	June 30,		June 30,		Through June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	-	-	163,306
General and administrative	98,938	22,977	199,287	60,273	10,643,797
Research and development	-	-	-	-	4,529,656

Total Expenses	98,938	22,977	199,287	60,273	15,336,759

OTHER INCOME (EXPENSE)

Other income	-	-	-	50,000	503,843
Interest income	-	-	-	-	18,902
Interest expense	(7,239)	(6,357)	(13,204)	(12,643)	(2,610,204)
Forgiveness of debt	-	-	-	-	292,128
Gain on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492

Total Other Income (Expense)	(7,239)	(6,357)	(13,204)	37,357	(1,576,892)

NET LOSS BEFORE INCOME TAXES	(106,177)	(29,334)	(212,491)	(22,916)	(16,657,651)

INCOME TAXES	-	-	-	-	1,300

NET LOSS BEFORE EXTRAORDINARY ITEMS	(106,177)	(29,334)	(212,491)	(22,916)	(16,658,951)

EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING	-	-	-	-	2,271,394

NET LOSS	$(106,177)	$(29,334)	$(212,491)	$(22,916)	$(14,387,557)

BASIC LOSS PER SHARE	$-	$-	$-	$-
		.
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,316,105	46,762,303	42,271,618	46,758,677

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception of
			Development
			Stage On
	For the Six Months Ended		July 5, 1996
	June 30,		Through June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(212,491)	$(22,916)	(14,387,557)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for general and administrative	37,500	-	1,042,482
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	(15,556)	-	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	-	-	89,791
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	24,587
Decrease in subscription receivable	-	-	37,694
Decrease in other assets and prepaids	-	-	89,238
Increase in accounts payable	26,571	8,698	240,675
Increase in accrued liabilities	11,968	4,490	570,640

Net Cash Used by Operating Activities	(152,008)	(9,728)	(9,866,843)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Acquisition/sale of patents	-	-	25,089
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(550,337)

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)
			From
			Inception of
			Development
			Stage On
	For the Six Months Ended		July 5, 1996
	June 30,		Through June 30,
	2009	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$-	$11,000
Proceeds from capital stock issued	159,000	11,000	7,209,173
Proceeds from loans		-	3,473,252
Change in line-of-credit	(1,122)	(1,268)	19,301
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	157,878	9,732	10,399,227

NET INCREASE (DECREASE) IN CASH	5,870	4	(17,953)

CASH AT BEGINNING OF PERIOD	851	375	24,674

CASH AT END OF PERIOD	$6,721	$379	$6,721

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$1,300

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009	2008
Net (loss) available to common shareholders	$(106,177)	$(29,334)
Weighted average shares	43,316,105	46,762,306
Basic loss per share (based on weighted average shares)	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2009	2008
Net (loss) available to common shareholders	$(212,491)	$(22,916)
Weighted average shares	42,271,618	46,758,677
Basic loss per share (based on weighted average shares)	$(0.00)	$(0.00)

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008

NOTE 3 -        GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $212,491 during the six month period ended June 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,075,325.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2009, the Company had cash and cash equivalents of $6,721.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010.  However management cannot make any assurances that such financing will be secured.

NOTE 4 -        STOCK OPTIONS

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008

NOTE 4 -        STOCK OPTIONS (Continued)

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

As of June 30, 2009, 748,800 options were outstanding. During the three months and six months ended June 30, 2009 and 2008, the Company granted no stock options.

The following table sets forth the options and warrants outstanding as of June 30, 2009 and December 31, 2008.

	Option/Warrants Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options & warrants outstanding, December 31, 2008	748,000	$0.75	$0.03
Granted	-	-	-
Expired	-	-	-
Options & warrants outstanding June 30, 2009	748,000	$0.75	$0.03

Exercise Price Range	Shares/Warrants Outstanding	Weighted-Average Exercise Price	Shares/Warrants Current Exercisable	Weighted-Average Exercise Price Currently Exercisable	Weighted-Average Contractual Remaining Life (months)
$0.10	25,000	$0.10	25,000	$0.10	2
$0.50	391,900	$0.50	391,900	$0.50	8
$1.00	331,900	$1.00	331,900	$1.00	8
	748,800	$0.71	748,800	$0.71

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008
NOTE 5 -       PREFERRED STOCK

On February 7, 2000, the Board of Directors authorized and established “Class A Voting Preferred Stock” (“Class A Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class A Shares consisted of 1,000,000, 125,000 shares thereof were designated as Series 1 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares.

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

On September 24, 2000, the Board of Directors authorized and established “Class B Voting Preferred Stock” (“Class B Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class B Shares consisted of 250,000, 125,000 shares thereof were designated as Series 1 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares.

Class B Shares are convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment).

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008

NOTE 5 -       PREFERRED STOCK (Continued)

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

On January 2, 2001, the Board of Directors authorized and established “Class C Voting Preferred Stock” (“Class C Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class C Shares consisted of 500,000, 125,000 shares thereof were designated as Series 1 shares and 125,000 shares thereof were designated as Series 2 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class C voting preferred stock to 150,000 shares.

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008
NOTE 5 -       PREFERRED STOCK (Continued)

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

Class C Shareholders shall be entitled to one vote for each share of Common Stock into which such lass C Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class C Shares shall vote with the holders of shares of Common Stock and not as a separate class.

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008
NOTE 5 -        PREFERRED STOCK (Continued)

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

NOTE 6 -        STOCK TRANSACTIONS

As a result of cash proceeds received during April and May 2009, the Company issued a total of 253,333 shares of common stock for total cash proceeds of $76,000 or $0.30 per share.

KLEVER MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited) and December 31, 2008
NOTE 7 -        SUBSEQUENT EVENTS

On August 10, 2009 the Company signed an agreement with a Southern California investment banking firm (Askew Kabala & Company, Inc. “AKC”) to assist the Company in raising capital to support the growth and working capital needs of the Company. This agreement commenced on August 10, 2009 and continues until the consummation of the Transaction or for a period of 90 days unless earlier terminated in writing. No assurance can be given that any funds will be raised under this agreement.  If funds are realized, the Company will award a 5% fee, plus warrants for 250,000 common shares at a par value of $.30 per share expiring in 2 years. In addition, the Company should pay a non-refundable retainer fee of $15,000 upon execution of the agreement and an additional $15,000 at the beginning of the second month or this agreement is terminated, which occurs first. To the date the report issue none of the retainers have been paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ending June 30, 2009, have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The company continues as a development company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Plan of Operation

During this and last quarter, the Company continued to make significant progress implementing its new development strategy under the direction of a new board and staff.  Development on the updated shopping cart unit was completed and put into production for testing in the upcoming pilot store program.  This unit has been produced at a significantly lower cost by taking advantage of hardware technology unavailable in the previous unit, and by programming improvements utilizing current web-based technology.  The result is an attractive customer interface with enhanced capabilities.  A pilot demonstration store has been arranged in Park City, Utah with installation in August and operations beginning in September, 2009.  We will be reporting on the results of this demonstration program in the next periodic or special report.  One new feature of this unit is the addition of the Chime-Time™ Awards program with its hourly store merchandise awards announced over the shopping cart device, now called the Giving Cart.  This Giving Cart unit with its new technology is expected to take significant advantage of the Company’s “Point of Selection” patent rights to existing technology.

Arrangements with an Alabama corporation known as Time Domain, Inc. have been concluded which to date will provide sensors, readers and other location equipment for the Park City pilot store implementation.  This equipment is being provided and installed free of cost through the 4 ½ month demonstration period, after which it will be either removed or paid for a lease or purchase rate to be determined at that time.

In July, 2009, the Company issued 233,367 common shares for prior stock subscriptions for which the Company received no new capital.

In April and May, 2009, the Company completed a private placement of its common stock to PSF, Inc. for which it received $76,000 for 253,333 shares at $.30/share.

The Company recently signed an agreement with a Southern California investment banking firm to secure funding on a best efforts basis for the next level of supermarket installations planned for first quarter 2010.  Funding of $2.5 million is being sought to be available in two tranches.  No assurance can be given that any funds will be raised under this  agreement.  If funds are realized, the Company will award a 5% fee, plus warrants for 250,000 common shares at a par value of $.30 per share expiring in 2 years.  In addition the Company will pay a 2 month retainer at a rate of $15,000 per month.

The Company is completing negotiations with a major Southern California marketing company to assist in product and Company branding, as well as assisting with arrangements for the upcoming new market installations.  This next level of store installations is expected to produce revenue growth starting in the second quarter of 2010.  No assurance can be made.  The Company is also consulting with an experienced national sales and marketing executive to arrange for future store installations beyond the next group in Southern California.

The Company has secured a Salt Lake City based securities firm to represent us in the filing of a form 15c211 to attempt to regain qualification on the Electronic Bulletin Board (EBB).  No assurance of any fixed date or terms of re-listing can be warranted at this time.

We have recently hired a new accounting firm to be responsible for preliminary preparation of our 10-Q and 10-K forms for delivery to Company auditors, as well as providing internal financial controls and advisory services.  And an independent audit committee has been appointed to comply with Sarbanes-Oxley (SOX) regulations.  The audit committee will consist of Mr. Paul Smith, CPA and Don Pickett, CPA.

To continue to protect the Company’s patent rights, our patent attorneys have filed additional trademarks and are concluding the filing for a comprehensive new “wrap around” patents.

To accommodate expanding business operations, the Company has moved into larger offices at its current location at 2469 E. Ft. Union Blvd, Suite 214, Cottonwood, UT 84121.

Anticipated Business Development in the Next 12 Months

Business development over the next year will attempt to implement the Company’s strategy to:

1.
Demonstrate the benefits of The Giving Cart shopping device to retailers and customers through the demonstration program at “The Market” in Park City, Utah.  Analytics information will be developed on increased basket lift, effectiveness of “Point of Selection” advertising, convenience and services offered to customers and overall viability of the Company technology and patents.

2.
Secure the next level of retail market customer in Southern California (approximately 20 stores) with additional stores in Utah.  Expand the features and services offered by the Giving Cart and introduce the benefits of a loyalty program using targeted digital media that recognizes customer buying habits.

3.	Expand the Company’s marketing staff and branding in preparation for these new markets.

4.	Set in motion the steps for the 3rd level of store expansion in 2010 with a national grocery chain.

No assurance or warranty can be given that the Company will be successful in these endeavors.

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

Results of Operations - For the three months ended June 30, 2009 and 2008, the Company had a net loss of $106,177 and $29,334, respectively.  For the six months ended June 30, 2009 and 2008, the Company had a net loss of $212,491 and $22,916, respectively.  The increased loss was due to development expenditures for the new shopping cart unit to be installed in the pilot test market in August 2009.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed research and development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to prevent the assets from wasting away.  From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities to obtain working capital through the issuance of restricted common stock to fund operations and fund its revised business plan.

Cash flows.  The net cash used by operating activities were $152,008 and $9,728 for the six months ended June 30, 2009 and 2008, respectively.   The increased loss was also due to development expenditures for the new shopping cart unit to be installed in the pilot test market in August.

Investing activities have used cash of $0 and $0 for the six months ended June 30, 2009 and 2008, respectively.  Investing activities primarily represent purchases of patents relating to the electronic in-store advertising.

Financing activities provided cash of $157,878 and $9,732 for the six months ended June 30, 2009 and 2008, respectively.  Financing activities represent sales of the Company’s restricted stock, and earlier borrowings.  The increase was due to proceeds of $159,000 received from common stock issued during the second quarter 2009.

At the present time the Company has no bank line of credit or other assured sources of capital, but has entered the best efforts funding commitments described above.  The Company continues to explore merger, acquisition or other related business development activities with various parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.  The Company implemented an independent Audit Committee as of July 10, 2009.

Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company in connection with its CFO, Audit Committee and independent financial advisors, is currently developing Sarbanes-Oxley Section 404 internal controls and procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of June 30, 2009, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $11,598 due to Mr. Portugal.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

The Company intends to call a general shareholder’s meeting prior to the close of 2009 at a date not yet scheduled.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number          Title of Document.  All documents listed below have been previously filed unless indicated by an asteric “*”:

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)
3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)
3.03	Bylaws, as amended (2)
4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)
4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)
4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)
4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)
4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)
10.01	Separation Agreement between Paul G. Begum and the Registrant Dated January 8, 2001 (2)
10.02	Stock Incentive Plan, effective June 1, 1998 (2)
10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)
10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)
10.05	Asset Purchase Agreement, dated August 27, 2004 (6)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Klever Marekting, Inc.

Date: August 13, 2009	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)