Form 10-Q
period 2009-09-30
KLEVER MARKETING INC
filed 2009-11-16
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________to_________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2009, there were 42,768,302 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$7,606	$851

Total Current Assets	7,606	851

FIXED ASSETS

Office equipment	92,964	92,964
Less accumulated depreciation	(92,964)	(92,964)

Total Fixed Assets	-	-

OTHER ASSETS

Patents, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$7,606	$851

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$346,449	$307,308
Accrued liabilities	668,984	651,898
Line-of-credit	-	20,423
Related party payables	9,000	9,000
Notes payable	45,000	45,000
Stock deposits	106,000	11,000

Total Current Liabilities	1,175,433	1,044,629

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock (par value $.01), 2,000,000 shares authorized
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $.01), 50,000,000 shares authorized
42,768,302 and 42,248,303 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	427,683	422,483
Common stock to be issued, 469,752 shares	4,698	4,698
Subscription receivable	-	(23,000)
Treasury stock, 100,000	(1,000)	(1,000)
Paid in capital in excess of par value	16,306,760	16,059,016
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,575,059)	(14,175,066)

Total Stockholders' Equity (Deficit)	(1,167,827)	(1,043,778)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$7,606	$851

See accompanying unaudited notes to the financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception of
					Development
					Stage On
	For the		For the		July 5, 1996
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	-	-	163,306
General and administrative	181,505	13,973	380,792	74,246	10,825,302
Research and development	-	-	-	-	4,529,656

Total Expenses	181,505	13,973	380,792	74,246	15,518,264

OTHER INCOME (EXPENSE)

Other income	-	164,991	-	214,991	503,843
Interest income	-	-	-	-	18,902
Interest expense	(5,997)	(9,460)	(19,201)	(22,103)	(2,616,201)
Forgiveness of debt	-	-	-	-	292,128
Gain on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492

Total Other Income (Expense)	(5,997)	155,531	(19,201)	192,888	(1,582,889)

NET LOSS BEFORE INCOME TAXES	(187,502)	141,558	(399,993)	118,642	(16,845,153)

INCOME TAXES	-	-	-	-	1,300

NET LOSS BEFORE EXTRAORDINARY ITEMS	(187,502)	141,558	(399,993)	118,642	(16,846,453)

EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING	-	-	-	-	2,271,394

NET LOSS	$(187,502)	$141,558	$(399,993)	$118,642	$(14,575,059)

BASIC LOSS PER SHARE	$(0.00)	$0.00	$(0.01)	$0.00
		.
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,701,273	46,762,303	42,416,410	46,760,055

See accompanying unaudited notes to the financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(399,993)	$118,642	(14,575,059)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for general and administrative	37,500	-	1,042,482
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	(15,556)	-	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	-	-	89,791
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	62,281
(Increase) decrease in other assets and prepaids	-	25,000	89,238
Increase (decrease) in accounts payable	39,141	6,599	253,245
Increase (decrease) in accrued liabilities	17,086	(155,120)	575,758

Net Cash Used by Operating Activities	(321,822)	(4,879)	(10,036,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Acquisition/sale of patents	-	-	25,089
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(550,337)

See accompanying unaudited notes to the financial statements.

KLEVER MARKTING, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$95,000	$-	$106,000
Stock subscription received	23,000	-	23,000
Proceeds from capital stock issued	231,000	11,000	7,281,173
Proceeds from loans	-	-	3,473,252
Change in line-of-credit	(20,423)	(1,951)	-
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	328,577	9,049	10,569,926

NET INCREASE (DECREASE) IN CASH	6,755	4,170	(17,068)

CASH AT BEGINNING OF PERIOD	851	375	24,674

CASH AT END OF PERIOD	$7,606	$4,545	$7,606

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$3,326	$-	$3,326
Income taxes	$-	$-	$1,300

See accompanying unaudited notes to the financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008

Net (loss) available to common shareholders	$(187,502)	$141,558

Weighted average shares	42,701,273	46,762,303

Basic loss per share (based on weighted average shares)	$(0.00)	$0.00

	For the Nine Months Ended September 30,
	2009	2008

Net (loss) available to common shareholders	$(399,993)	$118,642

Weighted average shares	42,416,410	46,760,055

Basic loss per share (based on weighted average shares)	$(0.01)	$0.00

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009
NOTE 3 -        GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $399,993 during the nine month period ended September 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,167,827.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2009, the Company had cash and cash equivalents of $7,606.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010.  However management cannot make any assurances that such financing will be secured.

NOTE 4 -       STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718) (formerly, SFAS No. 123(R)). ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

Under the modified prospective method of adoption for ASC 718, the compensation cost recognized by the Company beginning on January 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the accounting standards, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009
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

As of September 30, 2009, 748,800 options were outstanding. During the three months and nine months ended September 30, 2009 and 2008, the Company granted no stock options.

The following table sets forth the options and warrants outstanding as of September 30, 2009 and December 31, 2008.

	Option/Warrants Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options & warrants outstanding, December 31, 2008	748,800	$0.75	$0.03
Granted	-	-	-
Expired	(25,000)	(0.10)	(0.00)
Options & warrants outstanding, September 30, 2009	723,800	$0.43	$0.03

Exercise Price Range	Shares/Warrants Outstanding	Weighted-Average Exercise Price	Shares/Warrants Currently Exercisable	Weighted-Average Exercise Price Currently Exercisable	Weighted-Average Contractual Remaining Life (months)

$0.50	391,900	$0.50	391,900	$0.50	5

$1.00	331,900	$1.00	331,900	$1.00	5

	723,800		723,800

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

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009

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

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009
NOTE 5 -       PREFERRED STOCK (Continued)

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

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009
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

NOTE 6 -        SIGNIFICANT TRANSACTIONS

As a result of cash proceeds received during the nine months ended, the Company issued a total of 769,999 shares of common stock for total cash proceeds of $231,000 or $0.30 per share. The Company also received during the nine months ended September 30, 2009 an additional $95,000 as a stock deposit for shares not yet issued (316,667 shares) at $0.30 per share.

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009

NOTE 6 -        SIGNIFICANT TRANSACTIONS (Continued)

On August 10, 2009, the Company signed an agreement with an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support the growth and working capital needs of the Company.  The agreement continues until the consummation of a funding transaction or for a period of 90 days, unless terminated earlier in writing.  No assurance can be given, however, that any funds will be raised under this agreement.  If funds are raised, the Company will pay the investment banking firm an offering cost of 5% of the proceeds received, plus warrants for 250,000 common shares, exercisable at $0.30 per share for a two-year period.  The agreement also calls for a non-refundable fee of $30,000.

NOTE 7 -        SUBSEQUENT EVENTS

Effective October 2, 2009, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the authorized common shares from 50,000,000 shares to 250,000,000 shares.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ending September 30, 2009, have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The company continues as a development company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Plan of Operation

The 3rd Quarter 2009 witnessed a milestone in Klever Marketing’s recent growth.  The Market in Park City, Utah, began pilot operation of the new Giving Cart shopping cart device with the Chime-Time Awards Program ($5-$25 hourly merchandise awards awarded randomly each hour), which is scheduled to run through mid-December 2009.   Greeters offer the units stored in a kiosk to customers with a 70-80% acceptance rate.  The feedback has been quite positive.  This launch was successfully accomplished in the planned 6-month time period from product definition through development, prototype testing, installation and operation.  The Time Domain location technology was successfully installed into the Giving Cart unit and store infrastructure and is performing up to Company expectations.  The offsite control of the devices through web-based, wireless access has also performed as planned, and we continue to enhance this monitoring and control software.  The units are delivering advertisements to customers as they walk through the aisles and in front of the products advertised.  As an incentive to the retailer, the device also advertises store specials provided by the retailer.  The most popular features have been the Chime Time Awards Program, the advertisements and the store directory for the time it saves customers in locating a product.

Following signing of an agreement with a Southern California investment banking firm, the Company is working with them to secure funding on a best efforts basis for the next level of supermarket installations planned for 2010.  Funding of $2.5 million is being sought to be available in two tranches.  No assurance can be given that any funds will be raised under this agreement.  If funds are realized, the Company will award a 5% fee, plus warrants for 250,000 common shares at a strike price of $.30 per share expiring in 2 years.  In addition the Company has already paid a $20,000 retainer and a balance of $10,000-will be paid upon delivery of a term sheet and funding.

The Company is considering several opportunities in Southern California and Utah for expansion into the Phase 2 store operations with a goal of developing both POS and Frequent Shopper Loyalty Card capability into the Giving Cart and kiosk system.  A decision on these opportunities expected during the next quarter.

Also notable during this quarter was the Company’s success in regaining qualification on the Electronic Bulletin Board (EBB).  This upward move is expected to be quite beneficial to the Company as it seeks additional capital and growth since now institutional investors can invest and purchase stock in the Company.  Along with this move the Company has recapitalized the number of common shares from 50 million to 250 million shares.

To continue to protect the Company’s patent rights, our patent attorneys have filed for additional trademarks.

During the 3Q, 2009, the Company issued a net of 316,666 common shares for stock subscriptions for which the Company received new capital.

During the nine months ending September 30, 2009, the Line of Credit of $20,423 has been paid in full.

Anticipated Business Development in the Next 12 Months

Business development over the next year will attempt to implement the Company’s strategy to:

1.
Continue to demonstrate the benefits of The Giving Cart shopping device to retailers and customers through the demonstration program at “The Market” in Park City, Utah.  Analytics information will be developed on increased basket lift, effectiveness of “Point of Selection” advertising, convenience and services offered to customers and overall viability of the Company technology and patents.

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

Results of Operations - For the three months and nine months ended September 30, 2009, the Company had a net loss of $187,502 and $399,993 respectively.  For the comparable three months and nine months ended September 30, 2008, the Company had a net loss of $141,558 and $118,642.  The increased loss was due to final assembly and installation of the new shopping cart unit now installed in the pilot test market in Park City.

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

Cash flows.  Operating and development activities used cash of approximately $381,822 and $4,879 for the nine months ended September 30, 2009 and 2008, respectively.   The increased loss was also due to development expenditures for the new shopping cart unit to be installed in the pilot test market in August.

Investing activities have used cash of approximately $0 and $0 for the three months ended September 30, 2009 and 2008, respectively.

Financing activities provided cash of approximately $328,577 and $9,049 for the nine months ended September 30, 2009 and 2008, respectively.  Financing activities represent sales of the Company’s restricted stock, and earlier borrowings.
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

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involved a number of risks, uncertainties, and assumptions.  There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:
1.	The demonstration store may not yield the results anticipated
2.	The company may not be able to obtain the rights to place the technology in additional stores as presently anticipated,
3.	The company may not be able to obtain anticipated financing from investors.

The foregoing statements are based upon management’s current assumptions.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.  The Company implemented an independent Audit Committee as of July 10, 2009.

Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company in connection with its CFO, Audit Committee and independent financial advisors, is currently in compliance with Sarbanes-Oxley Section 404 internal controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of September 30, 2009, the Company has accrued compensation of $96,700 update for Mr. Portugal as part of his employment agreement.  The Company also has accrued notes payable of $12,017 due to Mr. Portugal.
Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

The Company mailed a shareholder letter dated October 8, 2009 advising shareholders of recent activities.  A shareholder meeting is anticipated in 2010 at a date not yet scheduled.

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

Klever Marketing, Inc.
(Registrant)

Date: Novmeber 13, 2009	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

Date: Novmeber 13, 2009	By:	/s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)