Form 10-Q/A
period 2009-09-30
KLEVER MARKETING INC
filed 2009-11-27
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amended FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009 Amended

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

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008

Net (loss) available to common shareholders	$(187,502)	$141,558

Weighted average shares	42,709,425	46,762,303

Basic loss per share (based on weighted average shares)	$(0.00)	$0.00

	For the Nine Months Ended September 30,
	2009	2008

Net (loss) available to common shareholders	$(399,993)	$118,642

Weighted average shares	42,419,157	46,760,055

Basic loss per share (based on weighted average shares)	$(0.01)	$0.00

KLEVER MARKETING, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months Ended September 30, 2009
NOTE 3 -        GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $399,993 during the nine month period ended September 30, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,092,827.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2009, the Company had cash and cash equivalents of $7,606.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010.  However management cannot make any assurances that such financing will be secured.

NOTE 4 -       STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of  SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.  Prior to January 1, 2006, the Company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the Company beginning on January 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

NOTE 6 -        SIGNIFICANT TRANSACTIONS

As a result of cash proceeds received during the nine months ended, the Company issued a total of 1,019,999 shares of common stock for total cash proceeds of $306,000 or $0.30 per share. The Company also received during the nine months ended September 30, 2009 an additional $20,000 as a stock deposit for shares not yet issued (66,667 shares) at $0.30 per share.

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

Plan of Operation

The 3rd Quarter 2009 witnessed a milestone in Klever Marketing’s recent growth.  "The Market" outlet in Park City, Utah, began pilot operation of the new Giving Cart shopping cart device coupled with the Chime-Time Awards Program ($5-$25 hourly merchandise awards awarded randomly each hour), which is scheduled to run through mid-December 2009.   Greeters offer the units stored in a kiosk to customers with a 70-80% acceptance rate.  The feedback has been quite positive.  This launch was successfully accomplished in the planned 6-month time period from product definition through development, prototype testing, installation and operation.  The Time Domain location technology was successfully installed into the Giving Cart unit and store infrastructure and is performing up to Company expectations.  The offsite control of the devices through web-based, wireless access has also performed as planned, and we continue to enhance this monitoring and control software.  The units are delivering advertisements to customers as they walk through the aisles and in front of the products advertised.  As an incentive to the retailer, the device also advertises store specials provided by the retailer.  The most popular features have been the Chime Time Awards Program, the advertisements and the store directory for the time it saves customers in locating a product.

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

Also notable during this quarter was the Company’s success in regaining qualification on the Electronic Bulletin Board (EBB).  This listing is expected to be quite beneficial to the Company as it seeks additional capital and growth since now institutional investors can invest and purchase stock in the Company.  Along with this move the Company has recapitalized the number of common shares from 50 million to 250 million shares in accordance with majority shareholder consent.

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

The Company in connection with its CFO, Audit Committee and independent financial advisors, is continuing to work towards compliance with Sarbanes-Oxley Section 404 internal controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the 3rd Quarter, the Company sold 750,000 common shares to individuals or affiliates (PSF, Inc, 500,000 shares, Robert Campbell, 250,000 shares) for $225,000 used for ongoing expenses during the quarter.  In addition, the Company issued 207,815 shares of stock to individuals or affiliates (Richard Peterson 25,624 shares; Mahalo LLC 62,191 shares; Jeremiah Cox 120,000 shares) for prior obligations for which no new revenue was received.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

The Company mailed a shareholder letter dated October 8, 2009 advising shareholders of recent activities.  A shareholder meeting is anticipated in 2010 at a date not yet scheduled.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number          Title of Document.  All documents listed below have been previously filed unless indicated by an asterisk “*”:

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

Klever Marketing, Inc.
(Registrant)

Date: Novmeber 19, 2009	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

Date: Novmeber 19, 2009	By:	/s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)