Form 10-K
period 2009-12-31
KLEVER MARKETING INC
filed 2010-04-13
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2009

or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                             to

Commission file number      0-18834
Klever Marketing, Inc.
(Name of small business issuer in its charter)

Delaware	36-3688583
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2469 E Ft Union Blvd, No. 214, Cottonwood, UT  84121
Mailing address
P.O. Box 711308, Salt Lake City, UT  84171

(Address of principal executive offices)  (zip code)

Issuer's telephone number                               (801) 847 6444

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:

Common Stock Par Value $0.01
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year.  There were no revenues for fiscal year 2009.

As of December 31, 2009, there were 43,590,130 (1 vote per share) Common and 287,595 Convertible Preferred, for a preferred (converted to common) and common share total of 43,877,725. All shares have a par value of $0.01.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $825,000 computed at the last closing price as of December 28, 2009.  The number of common shares held by non-affiliates of the Registrant totals approximately 16,500,000 votes.

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.   ☒ Yes ☐ No

PART I

ITEM 1   DESCRIPTION OF BUSINESS

General

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit.  The Company has successfully conducted two in-store demonstrations of its technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Program.  The Company is seeking to become the industry leader in Targeted Digital Media at the Shopper’s Point of Selection™ and is seeking additional capital to roll out its product in a major supermarket chain.

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

In 2007, the Company was informed by Fujitsu (FTXS) that they were restructuring their US management team and had reprioritized their go-to-market model, which would no longer include pursuing the joint deployment of U-Scan Shopping Carts in the US marketplace, as this was no longer part of their US business strategy. As a result, Fujitsu amicably disengaged from collaborative deployment discussions with the Company.  Fujitsu paid the Company $25,000 related to the sale of its international Patents and Patent work done by the Company on Fujitsu’s behalf.  Importantly post-Fujitsu through 2008, the Company pursued alternative deployment approaches; continued efforts to protect the Patents against potential infringement; and explored opportunities to deploy its product with interested retailers.

2009 Restructure and Product Development

During 2009, The Company made a number of significant structural changes, followed by a successful rollout and demonstration of an updated product – all accompanied by continued strengthening of its patent portfolio.

The prior board of directors resigned on December 31, 2008 and a new, revitalized board of directors was installed in January, 2009, with the plan to rapidly develop a technically improved, significantly lower cost wireless shopping cart unit and expedite moving forward into production and installation with a major retailer chain.  This upgraded unit was designated the Giving Cart™ with its Retailer Chime Time ™ Rewards Program, where retailers incentivize consumers with hourly merchandise rewards announced on the shopping cart unit as a way of “giving back” during the troubled economic times.

The Company founder, Paul G. Begum, was reinstated on the Board and is the current operating CEO.  Under the returning chairman’s guidance, significant improvements to the balance sheet were achieved.  Outstanding debt was reduced from $5.8 million to less than $450 thousand.  Settlements were reached with 12 of 14 creditors.  Financing was obtained for an updated wireless portable shopping cart unit taking advantage of improved technologies available since the last product release.  This unit was produced at a significantly lower cost by taking advantage of hardware technology unavailable in the previous unit, and by programming improvements utilizing current web-based technology.  Significant software improvements in communications between the server and the unit were also achieved, allowing rapid and efficient data updates to improve the effectiveness of advertising programs – a significant source of potential future revenues.

The Company achieved a rapid 6-month product development, and the pilot store was installed in August, followed by a successful 3-month product demonstration at The Market in Park City, Utah.  The Park City demonstration was successful and achieved the technical and marketing objectives of the Company.  The units received advertising messages in the desired aisle locations, allowing Point-of-Selection™ decisions to be made.  All the recipe and store directory functions performed correctly using direct web and wifi feed-ins.  The kiosk successfully stored and delivered the units to Customers.  And the customer and store owner feedback was quite positive.  For this product release, the Company made arrangements with Time Domain to provide their location hardware and software free of cost through the demonstration period.  Their Ultra Wide Band technology performed well and was successfully integrated into the Giving Cart System.

During the 3rd quarter, the Company was successful in regaining qualification on the Electronic Bulletin Board (EBB).  This listing is expected to be beneficial to the Company as it seeks additional capital and growth since now institutional investors can invest and purchase stock in the Company.  Along with this move the Company has recapitalized the number of common shares from 50 million to 250 million shares in accordance with majority shareholder consent.

The Company hired a new accounting firm, Stayner Bates & Jensen P.C. CPA, to be responsible for preliminary preparation of our 10-Q and 10-K forms for delivery to Company auditors.  And an independent audit committee has been appointed to comply with Sarbanes-Oxley (SOX) regulations.  The audit committee consists of Mr. Paul Smith, CPA and Donald Pickett, CPA.  The company also executed an agreement with a Wall Street investment relations firm to provide professional relations on the Company’s financial relations.

To continue to protect the Company’s patent rights, our patent attorneys have filed additional trademarks and are concluding the filing for a comprehensive new “wrap around” patents.

The Line of Credit with Wells Fargo of $20,423 was paid in full in 2009.

ITEM 2   DESCRIPTION OF PROPERTY

The Company currently occupies approximately 1200 square feet of office space.  The lease terms $700 per month and the term is month to month.  The office space is used as the corporate headquarters.  It is located at 2469 E Ft Union Blvd, Suite 214, Cottonwood, UT  84121.

ITEM 3   LEGAL PROCEEDINGS

Previous legal proceedings have been settled in full and are no longer pending.  Remaining unsettled judgments are as follows:

Mr. Art Portugal had a formal claim asserted for approximately $125,000 for alleged past due executive compensation including stock options.  Klever disputed the claim but has agreed to a settlement of $25,000.  Claimant earlier filed a formal administrative claim in California which is inactive but pending.

Mark and Pam Geiger have asserted wage claims of approximately $75,000 plus interest which the Company believes can be resolved for a lesser amount.  This claim is pending settlement.

Danny Warner has a disputed wage claim, which our attorney has been advised may no longer be active.  We are unaware of the amount of this claim.

ITEM 4   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during 2009.

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The stock is traded on the Electronic Bulletin Board with the trading symbol KLMK.  The Company has 250 million authorized common shares.

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years.  The information below was provided by Wilson Davis & Company and reflects the highest and lowest closing prices during each quarter.

2009:	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.13	$0.05
Third Quarter	$0.11	0,05
Fourth Quarter	$0.10	$0.02

2008:	High	Low
First Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

 The number of shareholders of record of the Company's common stock as of December 31, 2009 was approximately 864.

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

From April 1, thru December 1, 2009, PSF Inc. purchased 1,036,665 shares of common stock for cash of $311,000.  The shares were valued at $0.30 per share.

On December 15, 2009, Scott Affrine purchased 250,000 shares of common stock for cash of $75,000.  The shares were valued at $.30 per share.

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

Beneficial Ownership Compliance Reporting

The Company is aware of the following share and option transactions for the reporting period ending December 31, 2009 for which Form 4 or Form 5 were not filed.

					Options	Options		Term
Name	Officer or board	Number of shares	Share Price	Total cost	at .50	at 1.00	Date	in years

Mike Holmes	No	25000	$0.25	6,250			12/29/09	1

Ray Norris	Board	25,000	$0.30	7,500			1/4/2010	1

Susan Williams1	No	19,427	$0.30	5,828			11/6/09

David Darling1	No	5,000	$0.30	1,500			11/16/09

FTDSP1	No	80,734	$0.30	24,220			11/13/09
1 Stock issued in lieu of expense

ITEM 6   MANAGEMENT’S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS

The Company is continuing its active operations.  Requirements for Phase 2 expansion of the Giving Cart Unit have been defined to extend the interaction into the retailer’s POS and loyalty card program.  With this capability the next rollout will provide the ability recognize each customer and provide advertisements specific to their buying habits and demographics.  They will also have to ability to scan their purchases avoid rescanning during checkout should the grocer desire that feature.  During this period the Company will seek additional financing to fund Phase 2 operations, and it will be securing a major retailer to install the Giving Cart in a large number of stores.

We advise anyone relying upon this report that any statement of earnings by the Company for the calendar year ending 2009 have been obtained partially through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the Company from operations. The Company is dependent on obtaining additional capital or an operations partner in order to complete its Phase 2 development and makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

BUSINESS DEVELOPMENT, NEXT 12 MONTHS

During the next twelve months, the plan of the Company is to expand into Phase 2 store operations with a goal of developing both POS and Frequent Shopper Loyalty Card capability into the Giving Cart and kiosk system.  The Company is considering several retailer opportunities in Southern California, Utah and Texas for a showcase store demonstrating the expanded product capabilities during the first half of the year.  The Company requires additional capital to achieve these goals and will be working with its investment banker and other financial investment outlets to secure this financing.  Interim financing will also be sought while major financing is being obtained.

At the same time the Company will seek to expand its patent protection with new patents it has been pursuing during 2009 that will wrap around its existing patents.

The Company believes the demand for its product and technology remains strong.  There is a high demand for advertisements while the customer is shopping in the store, and the Company is seeking to become the industry leader in “Targeted Digital Media at the Point of Selection.” Major retailers and grocers are looking for ways to remain competitive with large discount retailers by providing additional services, cost savings and technologies, and the Giving Cart system is attractive in all these areas. The services provided will expand with the introduction of Phase 2 and its POS and loyalty program interface along with the ability to order deli products, renew prescriptions and other services while the customer is shopping.

Results of Operations - For the year ended December 31, 2009, the Company had a net operating loss of $555,411, due to development, installation and operations expenditures of its new Giving Cart unit and ongoing administrative expenses.   The Company remains in the product development stage, and almost all of the expenditures this year were directed at developing an updated, interactive shopping cart unit, utilizing current technology.  Staff and consultants were hired to design and build the unit and to upgrade the software for delivery over the web.  Funds were also expended to install the upgraded system in the Park City test store and monitor its operations for 3 months.  True General and Administrative expenditures (administrative, rent and insurance) remained low at 4.8% ($21.016) versus 9.1% ($7,205) in 2008.  Sales and Marketing costs were 2.3% ($12,959) versus 0.8% ($675) in 2008.  Both Accounting and Legal costs were reduced in 2009 despite the expanded operations.  Accounting costs in 2009 were $18,150 versus $23,500 in 2008.  Legal costs were $9,069 versus $18,135 in 2008.  The Company officers took no salaries or payments in 2009.  Funding costs were $20,000 in 2009 versus non for 2008.  For the year ended December 31, 2008 the Company had net income of $95,916, due in part to an extraordinary gain of $164,991 as a result of restructuring debt.

Liquidity and Capital Resources – The Company has not received, recorded, or consolidated revenue from ongoing operations for the past two years and has relied on equity transactions and loans to fund development of our business plan.  Our auditors have expressed an opinion that these factors raise substantial doubt as to our ability to continue as a going concern.  Management intends to raise funds through private placement offerings, targeting strategic partners in an effort to increase revenues and expanding revenues through strategic acquisitions.

To fund the development, production and manufacture of an updated shopping cart unit (now designated The Giving Cart) during 2009, the company relied on equity investors who received restricted common stock in exchange for their investment.  The Company received a net total of $437,442 from financing activities in 2009 versus $20,400 in 2008.  PSF, Inc. provided 71% of this funding.  Scott Affrine provided 17% with the remaining 12% divided among smaller investors and vendors who received stock in lieu of cash.

Cash flows.  Operating activities used cash of and $417,252 for 2009 compared with $19,924 for 2008.  The increase in the use of cash is due increased development and installation expenditures.

As a result of equity financing, our consolidated cash position at December 31, 2009, was $21,041, compared with $851 as of December 31, 2008.  We anticipate continuing research and development expenses in future periods as the Company further develops its technologies.  We anticipate hiring additional employees for this development, but this hiring is not planned to occur  prior to obtaining additional capital.  The Company requires working capital principally to expand its operations into a showcase store with a major supermarket chain and to continue research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock.  There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings.  From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions.  There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

•	the Company may not obtain the equity funding or short-term borrowings necessary develop Phase 2 of the Giving Cart development.
•	the Company may not be successful in obtaining a major show case retail store in which to display its upgraded product
•	the companies expanded technologies may take longer to implement than planned

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

ITEM 9   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.  Additionally, the Board of Directors has formed an Audit Committee comprised of Paul Smith, CPA and Donald Pickett, CPA.  The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10K and all audited financials to assure the Company remains in compliance with federal regulations and best accounting practices.  However, because the Company is small with a limited number of employees and officers, they are unable to achieve the clear separation of responsibilities that a larger company achieves.  Additionally they don’t have written procedures for management oversight of controls.  The Audit Committee is addressing these issues but is in the early stages.   The Company has no reason to believe there are any accounting lapses or issues, but there clearly isn’t the separation of responsibilities of a larger organization.

The Company has also taken steps to meet its Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company.  Contacts have been made with HJ & Associates, LLC of Salt Lake City to implement a compliance program.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management and audit committee, including the Company's CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's CEO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

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

(b) Changes in Internal Controls

Based on this evaluation as of December 31, 2009, the only change in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that could potentially materially affect the Company’s internal control over financial reporting is the resignation of Ray Norris from the Board of Directors and his replacement on the Board by Jerry P. Wright.  The Company believes this change will strengthen its internal controls since Mr. Wright brings a background of successfully managing large organizations with stringent financial requirements.

PART III

ITEM 10   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul Begum	67	Chairman/CEO	Next annual shareholder meeting
Robert A. Campbell	66	COO and CFO	Next annual shareholder meeting
Jerry P. Wright	57	Director	Next annual shareholder meeting

Paul G. Begum, Founder, age 67 returned to the Board of Directors in February, 2007.  Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical production. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell age 66 recently retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world.  He has been responsible for the design and implementation of major software developments and installations.  He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia.  He has broad experience in both managing day-to-day project operations and a portfolio of programs.  Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright age 57 is former CEO and President of United Potato Growers of Idaho with a broad experience in the food production, packaged goods manufacturing and retail sales industries.  Jerry has been very successful in adding sales growth and profitability to this organization and others that preceded it.  Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations.  His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing.  Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

Director's Name	Age	Office	Date of change
William C. Bailey	72	Chairman	Resigned as of 12/31/08
John L. Hastings III	45	Interm Pres./CEO	Resigned as of 12/31/08
Bernadette Suckel	52	Interim COO	Resigned as of 12/31/08
Criag Poulton	49	Director	Resigned as of 12/31/08
Michael L. Mills	47	Director	Resigned as of 12/31/08
Jeremiah Cox	36	CFO	Resigned as of 12/31/08

Audit Committee
As of December 31, 2009, the Company had one active board committee, the Audit and Compliance Committee.  D. Paul Smith, CPA and Donald Pickett, CPA serve on this committee.  The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10K and all audited financials.

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

ITEM 11 EXECUTIVE COMPENSATION
Summary Compensation

As shown in the following table, no executive or officer compensation was made during 2009, nor were any of these officers or directors compensated in 2007 or 2008.  Officers and directors receiving compensation from the Company prior to 2009 are no longer with the Company.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SAR's (no.)	LTIP Payouts	All Other Compensation

Paul G. Begum	2009	$0	$0	$0	$0	$0	$0	$0

Robert A. Campbell	2009	$0	$0	$0	$0	$0	$0	$0

 Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2009, to the chief executive officer, chief financial officer, and directors of the Company.  As shown, no grants or options were exercised.

Name	Shares Acquired on exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money options ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul G. Begum	0	$0	$0	$0	$0	$0

Robert A. Campbell	0	$0	$0	$0	$0	$0

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT
Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 43,590,130 votes as of December 31, 2009, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Nature of Ownership	#of Shares Owned	Percent

Directors and Executive Officers

Paul G. Begum (through PSF Inc.)	Direct	27,090,130
P.O. Box 58045	Preferred	0
Salt Lake City, UT 84158	Options/Warrants	0
	Total	27,090,130	62.15%

Robert A. Campbell	Direct	4,691,000
7964 W. 79th Street	Preferred	0
Playa Del Rey, CA 90293	Options/Warrants	0
	Total	4,691,000	10.76%
Principal Shareholders
Terry Warner	Direct	4,607,262
(through Mahalo, LLC and Zedeka, LLC)	Preferred	0
	Options/Warrants	0
	Total	4,607,262	10.65%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arbinger Loans to the Company

The Arbinger Institute has made $41,893 in loans to the Company.  As part of a restructure process, the accrued interest of $14,749 was converted to 58,996 shares of common restricted shares at the rate of .25 cents per share.   The 68,467 associated options have expired.

 As of December 31, 2009 and 2008, the total amount due on these loans is $41,893 and $41,893, respectively.

Director and Officer Loans to the Company

There are no loans to the Company by any of the Officers or Directors.

ITEM 14. EXHIBITS, AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this report.

1.	Financial Statements	Page

Report of Independent Registered Public Accountants		F-3

Balance Sheets
	December 31, 2009 and 2008	F-4

Statement of Operations
	For the Year Ended December 31, 2009 and 2008 And for the Cumulative Period from July 5, 1996 (inception of development stage) To December 31, 2009	F-6

Statement of Stockholders' Equity
	From July 5, 1996 (inception of development stage) to December 31, 2009	F-7

Statements of Cash Flows
	For the Years Ended December 31, 2009 and 2008 And for the Cumulative Period from July 5, 1996 (inception of development stage) To December 31, 2009	F-11

Notes to the Financial Statements		F-13

2.	Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits
The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)

3.03	Bylaws, as amended (2)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)

4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)

10.01	Separation Agreement between Paul G. Begum and the Registrant Dated January 8, 2001 (2)

10.02	Stock Incentive Plan, effective June 1, 1998 (2)

10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)

10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from Registrant’s Form 10KSB, dated June 20, 1997.
(2)	Incorporated herein by reference from Registrant’s Form 10KSB, dated March 29, 2001
(3)	Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2001.
(4)	Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2002.
(5)	Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002

(b)	Reports Filed on Form 8-K

On May 28, 2009, the Company filed a Form 8-K under Item 7, Regulation FD Disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to the Company by Chisholm, Bierwolf, Nilson & Morrill, LLC for professional services rendered for the years ended December 31, 2009 and 2008

Service	2009	2008

Audit Fees	$14,300	$23,782
Audit-Related Fees	-	-
Tax Fees	$200	$250
All Other Fees	-	-
Total	$14,500	$24,032

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Chisholm, Bierwolf, Nilson & Morrill, LLC in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee may pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company’s 2009 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLEVER MARKETING, INC.

Date: March 31, 2010	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2009.

Signatures	Title

/s/ Paul C. Begum	Chairman and CEO
Paul B. Begum

/s/ Robert Campbell	COO and CFO
Robert Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC. (A Development Stage Company) Financial Statements December 31, 2009 and 2008

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Klever Marketing Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Klever Marketing Inc.(A Development Stage Company) as of December 31,  2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on July 5, 1996 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing Inc.(a Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the cumulative period from inception on July 5, 1996 to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no current source of revenue and suffered losses from operations since inception and also is dependent on financing to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Chisholm Bierwolf Nilson & Morrill, LLC
Chisholm Bierwolf Nilson & Morrill, LLC
Bountiful, Utah
April 7, 2010

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents (Note 1)	$21,041	$851

Total Current Assets	21,041	851

FIXED ASSETS (Note 1)

Office equipment	92,964	92,964
Less accumulated depreciation	(92,964)	(92,964)

Total Fixed Assets	-	-

OTHER ASSETS

Deferred stock offering costs (Notes 1 and 13)	20,000	-
Patents, net (Note 1)	-	-

Total Other Assets	20,000	-

TOTAL ASSETS	$41,041	$851

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,
	2009	2008

CURRENT LIABILITIES

Accounts payable	$376,365	$307,308
Accrued liabilities	674,252	651,898
Line-of-credit (Note 6)	-	20,423
Related party note payable (Note 9)	9,000	9,000
Notes payable (Note 10)	45,000	45,000
Stock deposits (Note 7)	11,000	11,000

Total Current Liabilities	1,115,617	1,044,629

Total Liabilities	1,115,617	1,044,629

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock (par value $0.01), 2,000,000 shares authorized,
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $0.01), 250,000,000 shares authorized,
43,590,130 and 42,248,303 shares issued and outstanding,
respectively	435,901	422,483
Subscription receivable (Note 7)	-	(23,000)
Treasury stock, 100,000 shares at December 31, 2009 and 2008	(1,000)	(1,000)
Paid in capital in excess of par value	16,551,909	16,063,714
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,730,477)	(14,175,066)

Total Stockholders' Equity (Deficit)	(1,074,576)	(1,043,778)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$41,041	$851

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2009 and 2008
			From
			Inception of
			Development
			Stage On
			July 5, 1996
			Through
			December 31,
	2009	2008	2009

REVENUES	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	163,306
General and administrative	418,757	93,223	10,863,267
Research and development (Note 4)	118,149	-	4,647,805

Total Expenses	536,906	93,223	15,674,378

OTHER INCOME (EXPENSE)

Other income	4,908	50,000	508,751
Interest income	-	-	18,902
Interest expense	(28,250)	(25,752)	(2,625,250)
Forgiveness of debt (Note 6)	4,837	164,991	296,965
Gain on sale of assets	-	-	26,947
Capital gain on sale of investments	-	-	191,492

Total Other Income (Expense)	(18,505)	189,239	(1,582,193)

NET INCOME (LOSS) BEFORE INCOME TAXES	(555,411)	96,016	(17,000,571)

INCOME TAXES (Note 3)	-	100	1,300

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(555,411)	95,916	(17,001,871)

EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING (Note 12)	-	-	2,271,394

NET INCOME (LOSS)	$(555,411)	$95,916	$(14,730,477)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	42,618,936	46,530,769

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - FULLY DILUTED	42,618,936	56,339,704

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2009

										Deficit
								Paid in		Accumulated	Total
					Common			Capital in		During	Stockholders'
	Preferred Stock		Common Stock		Stock to be	Subscription	Treasury	Excess of	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 1995	247,100	$2,471	12,210,949	$122,109	$-	$-	$-	$74,022,028	$(103,351,248)	$-	$(29,204,640)

January 1996, shares issued in connection with merger	(247,100)	(2,471)	(3,784,905)	(37,849)	5,059	-	-	(70,257,358)	100,017,463	-	29,724,844

Shares issued for cash at $0.50-$3.00 per share	-	-	314,287	3,143	-	-	-	507,932	-	-	511,075

Shares issued in exercise of options at $1.00-$1.25 per share	-	-	130,000	1,300	-	-	-	136,200	-	-	137,500

Shares issued for services at $1.25 per share	-	-	14,282	143	-	-	-	17,710	-	-	17,853

Shares issued for receivable at $1.00-$3.00 per share	-	-	-	-	407	-	-	101,543	-	-	101,950

Shares issued to officer and employee for patents	-	-	-	-	2,250	-	-	130,500	-	-	132,750

Net loss in the year ended December 31, 1996	-	-	-	-	-	-	-	-	-	(831,814)	(831,814)

Balance, December 31, 1996	-	-	8,884,613	88,846	7,716	-	-	4,658,555	(3,333,785)	(831,814)	589,518

Shares issued for cash at $0.01 - $3.00 per share	-	-	228,150	2,282	49	-	-	449,976	-	-	452,307

Shares issued to officers for loans at $0.08 - $1.82 per share	-	-	249,444	2,494	-	-	-	74,287	-	-	76,781

Shares issues for services at $0.50 - $2.59 per share	-	-	10,398	104	-	-	-	7,391	-	-	7,495

Share issued to officers for patents	-	-	260,813	2,608	(2,250)	-	-	1,892	-	-	2,250

Shares issued for cash and receivables at $1.75 - $2.00 per share	-	-	58,286	583	(100)	-	-	85,267	-	-	85,750

Shares issued to Videocart creditors	-	-	97,610	976	(976)	-		-	-	-	-

Shares issued for research and development at par	-	-	-	-	464	-	-	-	-	-	464

Shares issued for employee compensation at $2.50 per share	-	-	6,000	60	-	-	-	14,940	-	-	15,000

Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	-	(755,594)	(755,594)

Balance, December 31, 1997	-	-	9,795,314	97,953	4,903	-	-	5,292,308	(3,333,785)	(1,587,408)	473,971

Shares issued for cash at $1.50 - $3.00 per share			294,059	2,941	(100)		-	612,416			615,257

Shares issued for services at $2.00 - $7.80 per share	-	-	13,648	136	-	-	-	43,590	-	-	43,726

Shares issued for employee compensation at $2.19 - $3.06 per share	-	-	4,363	44	-	-	-	9,954	-	-	9,998

Shares issued for accounts receivable at $1.50 - $2.12 per share	-	-	129,437	1,294	-	-	-	209,671	-	-	210,965

Shares issued for 1,500 shares of Avtel stock at $3.00 per share	-	-	4,125	41	-	-	-	12,334	-	-	12,375

Shares issued for research and development contract	-	-	46,366	464	(464)	-	-	-	-	-	-

Shares issued to officer for patent at $2.94 per share	-	-	150,000	1,500	250	-	-	512,313	-	-	514,063

Shares returned at $1.58 per share	-	-	(42,493)	(425)	-	-	-	(66,667)	-	-	(67,092)

Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	-	(1,496,926)	(1,496,926)

Balance, December 31, 1998	-	$-	10,394,819	$103,948	$4,589	$-	$-	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2009

										Deficit
								Paid in		Accumulated	Total
					Common			Capital in		During	Stockholders'
	Preferred Stock		Common Stock		Stock to be	Subscription	Treasury	Excess of	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 1998	-	$-	10,394,819	$103,948	$4,589	$-	$-	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337

Shares issued for cash at $1.96 - $3.00 per share	-	-	701,525	7,015	-	-	-	1,649,949	-	-	1,656,964

Shares issued for employee compensation at $1.95 - $2.34 per share	-	-	2,995	30	-	-	-	6,187	-	-	6,217

Shares issued for exercise of options at $0.52 - $0.86 per share	-	-	238,271	2,383	-	-	-	200,342	-	-	202,725

Shares returned at $0.67 - $1.58 per share	-	-	(62,489)	(625)	-	-	-	(107,047)	-	-	(107,672)

Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	-	(1,734,623)	(1,734,623)

Balance, December 31, 1999	-	-	11,275,121	112,751	4,589	-	-	8,375,350	(3,333,785)	(4,818,957)	339,948

Shares issued for cash at $1.07 - $2.75 per share	-	-	279,742	2,798	-	-	-	532,754	-	-	535,552

Preferred shares issued for cash at $17-$26 per share	84,576	846	-	-	-	-	-	1,827,529	-	-	1,828,375

Shares issued for employee compensation at $3.99 per share	-	-	74,608	746	-	-	-	296,939	-	-	297,685

Shares issued for exercise of stock options at $0.86 - $1.07 per share	-	-	597,778	5,978	-	-	-	511,931	-	-	517,909

Shares issued for accounts payable at $2.75 - $3.00 per share	-	-	9,488	95	-	-	-	26,649	-	-	26,744

Paid-in capital from treasury stock transaction	-	-	-	-	-	-	-	16,180	-	-	16,180

Shares canceled and converted to preferred shares at $2.75 per share	-	-	(100,000)	(1,000)	-	-	-	(274,000)	-	-	(275,000)

Conversion of note payable to preferred shares at $26 per share	9,615	96	-	-	-	-	-	249,904	-	-	250,000

Shares issued that were paid for in 1997	-	-	23,334	233	(233)	-	-	-	-	-	-

Shares issued for services at $0.89 per share	-	-	2,697	27	-	-	-	2,373	-	-	2,400

Shares returned at $1.73 - $2.12 per share	-	-	(10,000)	(100)	-	-	-	(19,150)	-	-	(19,250)

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	-	(4,066,283)	(4,066,283)

Balance, December 31, 2000	94,191	942	12,152,768	121,528	4,356	-	-	11,546,459	(3,333,785)	(8,885,240)	(545,740)

Shares issued for cash at $0.82 per share	-	-	4,685	47	-	-	-	3,795	-	-	3,842

Preferred shares issued for cash at $6.60 per share	6,061	60	-	-	-	-	-	39,940	-	-	40,000

Preferred shares issued for payment of note payable at $6.60 per share	68,182	682	-	-	-	-	-	449,318	-	-	450,000

Shares canceled for nonpayment	-	-	(4,694)	(47)	-	-	-	(9,903)	-	-	(9,950)

Shares issued for research and development expenses at $1.00 per share	-	-	15,000	150	-	-	-	14,850	-	-	15,000

Shares issued for general and administrative expenses at $0.66 per share	-	-	507,048	5,070	-	-	-	329,581	-	-	334,651

Shares returned to Company for accounts receivable of $98,375	-	-	-	-		-	(1,000)	(97,375)	-	-	(98,375)

Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	-	(2,342,405)	(2,342,405)

Balance, December 31, 2001	168,434	$1,684	12,674,807	$126,748	$4,356	$-	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2009

										Deficit
								Paid in		Accumulated	Total
					Common			Capital in		During	Stockholders'
	Preferred Stock		Common Stock		Stock to be	Subscription	Treasury	Excess of	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2001	168,434	$1,684	12,674,807	$126,748	$4,356	$-	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)

Shares canceled for services not rendered	-	-	(304,229)	(3,042)	-	-	-	(197,749)	-	-	(200,791)

Cash received for shares that have not yet been issued	-	-	-	-	3,333	-	-	21,667	-	-	25,000

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	-	(1,025,837)	(1,025,837)

Balance, December 31, 2002	168,434	1,684	12,370,578	123,706	7,689	-	(1,000)	12,100,583	(3,333,785)	(12,253,482)	(3,354,605)

Shares issued for cash at $0.05 - $0.75 per share	-	-	2,580,000	25,800	(3,333)	-	-	151,033	-	-	173,500

Shares issued to S&C Medical at $0.05 per share	-	-	3,000,000	30,000	-	-	-	120,000	-	-	150,000

Shares issued for notes payable at $0.04 - $0.05 per share	-	-	11,259,786	112,598	-	-	-	446,642	-	-	559,240

Shares issued for accounts payable at $0.01 - $0.10 per share	-	-	4,200,000	42,000	-	-	-	96,000	-	-	138,000

Shares authorized for expense at $0.03 per share - not issued	-	-	-	-	9,545	-	-	19,090	-	-	28,635

Shares authorized for payment of accounts payable at $0.21 per share - not issued	-	-	-	-	56	-	-	1,115	-	-	1,171

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	-	(1,361,753)	(1,361,753)

Balance, December 31, 2003	168,434	1,684	33,410,364	334,104	13,957	-	(1,000)	12,934,463	(3,333,785)	(13,615,235)	(3,665,812)

Shares issued for cash at $0.036-$0.15 per share	-	-	770,000	7,700	-	-	-	57,420	-	-	65,120

Shares issued for accounts payable at $0.05-$0.23 per share	-	-	391,939	3,919	-	-	-	27,306	-	-	31,225

Shares issued for expenses at $0.04-$0.23 per share	-	-	1,910,604	19,106	(9,203)	-	-	108,325	-	-	118,228

Authorized shares issued	-	-	5,571	56	(56)	-	-	-	-	-	-

Shares issued for settlement of liabilities	-	-	152,142	1,521	-	-	-	36,514	-	-	38,035

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	-	-	(632,293)	(632,293)

Balance of December 31, 2004	168,484	1,684	36,640,620	366,406	4,698	-	(1,000)	13,164,028	(3,333,785)	(14,247,528)	(4,045,497)

Shares issued for cash at $0.028-$0.25 per share	-	-	1,790,000	17,900	-	-	-	254,726	-	-	272,626

Shares issued for expenses at $0.25 per share	-	-	92,500	925	-	-	-	22,200	-	-	23,125

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	(736,913)	(736,913)

Balance, December 31, 2005	168,434	1,684	38,523,120	385,231	4,698	-	(1,000)	13,440,954	(3,333,785)	(14,984,441)	(4,486,659)

Shares issued for general and administrative expenses at $0.25 per share	-	-	2,788	29	-	-	-	669	-	-	698

Shares issued for cash at $0.25 per share	-	-	586,000	5,860	-	-	-	140,640	-	-	146,500

Shares issued for accounts payable at $0.25 per share	-	-	71,956	719	-	-	-	17,270	-	-	17,989

Compensation expense from issuance of stock options	-	-	-	-	-	-	-	43,653	-	-	43,653

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	(850,440)	(850,440)

Balance, December 31, 2006	168,434	$1,684	39,183,864	$391,839	$4,698	$-	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2009

										Deficit
								Paid in		Accumulated	Total
					Common			Capital in		During	Stockholders'
	Preferred Stock		Common Stock		Stock to be	Subscription	Treasury	Excess of	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2006	168,434	$1,684	39,183,864	$391,839	$4,698	$-	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)

Shares issued for general and administrative expenses at $0.03-$0.05 per share	-	-	450,000	4,500	-	-	-	13,000	-	-	17,500

Shares issued for cash at $0.25 per share	-	-	1,090,000	10,900	-	-	-	261,600	-	-	272,500

Shares issued for accounts payable at $0.25 per share	-	-	67,988	680	-	-	-	16,315	-	-	16,995

Shares issued for notes payable at $0.25 per share	-	-	8,281,016	82,810	-	-	-	1,987,444	-	-	2,070,254

Shares issued for accrued interest at $0.25 per share	-	-	62,101	621	-	-	-	14,905	-	-	15,526

Shares returned to treasury and cancelled	-	-	(2,416,666)	(24,167)	-	-	-	24,167	-	-	-

Compensation expense from issuance of stock options	-	-	-	-	-	-	-	19,891	-	-	19,891

Net income for the year ended, December 31, 2007	-	-	-	-	-	-	-	-	-	1,563,898	1,563,898

Balance, December 31, 2007	168,434	1,684	46,718,303	467,183	4,698	-	(1,000)	15,980,508	(3,333,785)	(14,270,983)	(1,151,695)

Preferred stock issued as dividends	119,161	1,192	-	-	-	-	-	(1,192)	-	-	-

Stock cancellation	-	-	(5,170,000)	(51,700)	-	-	-	51,700	-	-	-

Shares issued for cash at $0.05 per share	-	-	700,000	7,000	-	(23,000)	-	28,000	-	-	12,000

Authorized shares issued	-	-	-	-	(4,698)	-	-	4,698	-	-	-

Net income for the year ending December 31, 2008	-	-	-	-	-	-	-	-	-	95,917	95,917

Balance, December 31, 2008	287,595	2,876	42,248,303	422,483	-	(23,000)	(1,000)	16,063,714	(3,333,785)	(14,175,066)	(1,043,778)

Cash received from shares issued in prior year	-	-	-	-	-	23,000	-	-	-	-	23,000

Common stock issued for cash at $0.30 per share	-	-	1,500,093	15,001	-	-	-	435,027	-	-	450,028

Common stock issued for services at $0.25 per share	-	-	150,000	1,500	-	-	-	36,000	-	-	37,500

Stock cancellation (Note 7)	-	-	(400,000)	(4,000)	-	-	-	(11,556)	-	-	(15,556)

Common stock issued in lieu of debt at $0.30 per share	-	-	80,734	807	-	-	-	23,413	-	-	24,220

Common stock issued in for services at $0.30 per share	-	-	11,000	110	-	-	-	3,190	-	-	3,300

Compensation expense from issuance of stock options	-	-	-	-	-	-	-	2,121	-	-	2,121

Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	-	-	(555,411)	(555,411)

Balance, December 31, 2009	287,595	$2,876	43,590,130	$435,901	$-	$-	$(1,000)	$16,551,909	$(3,333,785)	$(14,730,477)	$(1,074,576)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(555,411)	$95,916	(14,730,477)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for general and administrative	40,800	-	1,045,782
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	(15,556)	-	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options	2,121	-	91,912
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	(4,837)	-	(4,837)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	25,000	62,281
(Increase) decrease in other assets and prepaids	-	-	89,238
(Increase) in deferred stock offering costs	(20,000)	-	(20,000)
Increase (decrease) in accounts payable	93,277	(2,229)	307,381
Increase (decrease) in accrued liabilities	22,354	(138,611)	581,026

Net Cash Used by Operating Activities	(437,252)	(19,924)	(10,152,087)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Acquisition/sale of patents	-	-	25,089
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(550,337)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$11,000	$11,000
Stock subscription received	23,000	-	23,000
Proceeds from capital stock issued	450,028	12,000	7,500,201
Proceeds from loans	-	-	3,473,252
Change in line-of-credit	(15,586)	(2,600)	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	457,442	20,400	10,698,791

NET INCREASE (DECREASE) IN CASH	20,190	476	(3,633)

CASH AT BEGINNING OF PERIOD	851	375	24,674

CASH AT END OF PERIOD	$21,041	$851	$21,041

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$3,326	$-	$3,326
Income taxes	$-	$100	$1,300

Non-Cash Transactions for Investing and
Financing Activities:

Common stock issued in lieu of debt	$24,220	$-

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

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

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture, market and distribute an electronic shopping cart for in-store advertising, promotion and media content and retail shopper services, which have potential for profit.

Effective October 2, 2009, the Company’s board of directors approved an amendment to the Company’s Articles of Incorporation to the increase the authorized common shares from 50,000,000 shares to 250,000,000 shares.

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.	Intangibles

Intangibles associated with certain technology agreements are amortized over 10 - 14 years.  Amortization expense was $0 and $0 for the years ended December 31, 2009 and 2008, respectively.  The intangibles are fully amortized and have a book value of $0 at December 31, 2009 and 2008.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Recent Accounting Pronouncements

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ending December 31, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions") which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.    Recent Accounting Pronouncements (Continued)

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140"), which eliminates the concept of a qualifying special-purpose entity ("QSPE"), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)") which amends the consolidation guidance applicable to a variable interest entity ("VIE"). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

f.	Stock Options

Since July 2005, the Company has accounted for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), (formerly SFAS 123(R)). The Company’s financial statements as of and for the years ended December 31, 2009 and 2008 reflect the impact of ASC 718.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

g.	Fixed Assets

Fixed assets are stated at cost. Fixed asset have been fully depreciated and have a book value of $0.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 years
Office furniture and fixtures	5-10 years

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.   Fixed Assets (Continued)

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

Depreciation expense was $0 for the years ended December 31, 2009 and 2008.

h.	Fair Value of Financial Instruments

The Company adopted SFAS ASC 820-10-50, "Fair Value Measurements". This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows. Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008. Management assigns no value to intangible assets because there is no market participant interest in the purchase of these assets or liabilities.

i.	Basic and Fully Diluted Income (Loss) Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with this accounting standard, common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Basic and Fully Diluted Income (Loss) Per Share (Continued)

Common stock equivalents for the Company derive from two sources.  Options granted with the issue of common stock, that when exercised are converted to common stock and the potential common stock that may result from the application of an anti-dilutive rights clause contained in the designation of rights for preferred shares.  The preferred share right allows an anti-dilution formula to calculate the number of common shares that the Company would be obligated to issue should the preferred share holders elect to convert their preferred shares to common shares.

The average market price of the Company's common stock during the years ended December 31, 2009 and 2008 was $0.05 and $0.03, respectively.  As such, potentially issuable common shares related to options were excluded from the calculation of diluted income (loss) per share for the period ended December 31, 2009 and 2008 because their effect was either anti-dilutive or out of the money.

Following is a reconciliation of the income (loss) per share for the years ended December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Numerator:

Income (loss) before extraordinary items	$(555,411)	$95,917
Income from extraordinary items, net of tax	-	-

Net income (loss)	$(555,411)	$95,917

Denominator:
Weighted-average common shares outstanding
Basic	42,618,936	46,530,769
Conversion of preferred rights	-	9,808,935
Diluted	42,618,936	56,339,704

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.01)	$0.00
Income from extraordinary items, net of tax	-	-
Net income (loss)	$(0.01)	$0.00

Diluted
Income (loss) before extraordinary items	$(0.01)	$0.00
Income from extraordinary items, net of tax	-	-
Net income (loss)	$(0.01)	$0.00

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company is currently under the development stage and did not generate revenues from operations during 2009 and 2008.

k.	Deferred Stock Offering Costs

The Company has paid a non-refundable investment banking fee of $20,000 as of December 31, 2009 to an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support its growth and working capital requirements.  The amount will be offset against the proceeds received once the funds are raised.  If the investment banking firm is unsuccessful in raising the funds, the amount will be expensed once it has been determined that no funds will be raised.

NOTE 2 -       GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $555,411 during the year ended December 31, 2009 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,074,576.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2009, the Company had cash and cash equivalents of $21,041.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010. However management cannot make any assurances that such financing will be secured.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 3 -       INCOME TAXES

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (ASC 740), (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.) Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

ASC 740 also requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2007, 2008 or 2009.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

As of December 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $18,000,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 3 -        INCOME TAXES (Continued)

The Company files income tax returns in the U.S. federal and Utah jurisdictions.  Tax years 2008 to current remain open to examination by U.S. federal and state tax authorities.

The deferred income tax asset and the valuation account are as follows at December 31, 2009 and 2008, respectively:
	December 31,
	2009	2008

Deferred tax asset:
NOL carryforward	$2,796,553	$2,608,279
Valuation allowance	(2,796,553)	(2,608,279)

Total	$-	$-

The components of income tax expense are as follows for the year ended December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008

Current income tax expense (benefit):
Federal	$-	$-
State	-	100
Current tax expense	$-	$100

Deferred tax expense (benefit) arising from:
Valuation allowance	$(188,274)	$(14,388)
Net operating loss carryforward	188,274	14,388
Net deferred tax assets	$-	$-

Income tax provision	$-	$100

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 3 -   INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2009 and 2008, respectively.

December 31,
	2009	2008

Beginning balance	$-	$-
Addition based on tax positions related to
current year	-	-
Addition for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Deductions in benefit due to income tax
expense	-	-

Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the   total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

During the years ended December 31, 2009 and 2008, the Company expended $118,149 and $0, respectively, for research and development of the technology involved with its patents.

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 5 -       PREFERRED STOCK (Continued)

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
December 31, 2009 and 2008

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

Class C Shares are convertible into Common Stock at an initial conversion price of $0.66 (subject to adjustment).

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 5 -       PREFERRED STOCK (Continued)

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

NOTE 6 -   LINE-OF-CREDIT

During the year ended December 31, 2006, a former officer and director established, in his name, a credit card line-of-credit and authorized the Company to use this card for Company purchases and overdraft protection.  The total line of credit was $25,000. Under terms of the card agreement, interest was charged at 9% for purchases, 21.99% for cash advances and 21.99% for overdrafts.  During the year ended December 31, 2009, the credit card company forgave a total of $4,837 of the outstanding balance, and the remaining amount was paid off.  At December 31, 2009 and 2008, the total due on this credit card was $0 and $20,423, respectively.

NOTE 7 -   STOCK TRANSACTIONS FOR 2008 AND 2009

During the year ended December 31, 2008, the Company issued a total of 700,000 shares of common stock at $0.05 per share, for total proceeds of $35,000, less a subscription receivable of $23,000.  The subscription receivable of $23,000 was later received during the year ended December 31, 2009.

On December 16, 2008, 5,170,000 shares of common stock were returned to the Company and were cancelled.

During the year ended December 31, 2009, the Company issued a total of 1,500,093 shares of common stock at $0.30 per share, for total proceeds of $450,028.

Also during the year ended December 31, 2009, the Company issued a total of 161,000 shares of common stock for services rendered at prices ranging from $0.25 to $0.30 per share, valued at a total of $40,800.  An additional 80,734 shares were issued, valued at $0.30 per share, in lieu of outstanding debt totaling $24,220.

Also during the year ended December 31, 2009, 400,000 shares of common stock were returned to the Company, previously issued for services rendered valued at $15,556, where the services were never rendered.

At December 31, 2009 and 2008, the Company has received a total of $11,000 as stock deposits for shares to be issued.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 8 -        LICENSE AGREEMENTS

On May 11, 2004, Media Cart, Inc. acquired from the Company a limited exclusive license to use the Company’s United States patent portfolio for electronic display devices specific to Media Cart’s product design.  Under the license agreement, Media Cart paid the Company $200,000 and will pay ongoing royalties for all Media Cart products that utilize the Company’s licensed technology.

On February 15, 2005, ModStream Digital Messaging Products, LLC acquired from the Company limited non-exclusive licensees to use the Company's United States patent portfolio for electronic display devices specific to ModStreams product design. This product design is limited to a 80 character dot-matrix LCD-type screen with limited alerts, and does not include full motion video or product scanning.  Under the license agreement, ModStream paid the Company $150,000 and will pay ongoing royalties for all ModStream products that utilize the specific components of the Company's licensed technology.

NOTE 9  –      LITIGATION

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim against the Company for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of December 31, 2009 and 2008, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable of $9,000 and $9,000 and accrued interest of $3,227 and $2,374, respectively, due to Mr. Portugal.

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of December 31, 2009 and 2008. Management is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.  As of December 31, 2009 and 2008, the total amount of claims for accrued but unpaid salary and benefits is $456,312 and $456,312, respectively.

NOTE 10 -      NOTES PAYABLE

During 2002, the Company received loans of $45,000 from third parties.  The loans are demand loans, carry an interest rate of 8% per annum, and are unsecured.  At December 31, 2009 and 2008, the total amount of principal and accrued interest is presented below:

	2009	2008
Principal	$45,000	$45,000
Accrued interest	34,936	31,336
Total	$79,936	$76,336

NOTE 11 -      STOCK OPTIONS

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 11 -      STOCK OPTIONS (Continued)

Effective December 29, 2009, the Company’s Board of Directors granted certain employees options to purchase a total of 50,000 shares of common stock, exercisable at $0.25 per share, which expire on December 29, 2010.  As previously discussed, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, an expense of $2,121 related to these options was recorded under the Black-Scholes option pricing model for the year ended December 31, 2009.

During 2009, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	0.47%
Expected life	1 year
Expected volatility	358.52%
Dividend yield	0.0%

The following table sets forth the options and warrants outstanding as of December 31, 2009 and 2008:

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options & warrants outstanding,
December 31, 2008	748,800	$0.75	$0.03
Granted	50,000	0.25	0.04
Expired	(25,000)	$(0.10)	(0.00)
Options & warrants outstanding
December 31, 2009	773,800	$0.70	$0.03

				Weighted-	Weighted-
				Average	Average
		Weighted-	Shares/	Exercise Price	Contractual
	Shares /	Average	Warrants	Price	Remaining
Exercise	Warrants	Exercise	Currently	Currently	Life
Price Range	Outstanding	Price	Exercisable	Exercisable	(months)

$0.50	391,900	$0.50	391,900	$0.50	2

$1.00	331,900	$1.00	331,900	$1.00	2

$0.25	50,000	$0.25	50,000	$0.25	12

	773,800		773,800

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 12 –    TROUBLED DEBT RESTRUCTURING

Olson Holdings, Inc. Loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Holdings. As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is no longer considered a related party.    Olson Holdings, Inc. made a $150,000 unsecured loan to the Company on February 26, 2001.  This note had a six-month term at 10% annual interest maturing on August 26, 2001.  The maker of the note may give written notice within 10-days of maturity, to the Company, to convert the principal and interest into common stock with a convertible price of $1.05 (10-day weighted average from February 26, 2001 and the nine days prior).

Olson Holdings made an unsecured loan to the Company on January 7, 2002 for $1,836.  This note had an annual interest rate of 8% and matured on January 7, 2004.  An option was granted in connection with this note for 3,060 shares at a strike price of $1.00 and an expiration date of January 7, 2005.

On September 30, 2007, the principal balance due on the loans of $151,836 was converted to 607,343 shares of common restricted stock at $0.25 per share and the accrued interest totaling $139,551 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2009 and 2008, the total amount due on these notes was $-0-.

Olson Foundation Loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Foundation.  As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is no longer considered a related party. Olson Foundation loaned the Company $60,000 on July 16, 2001, of which was secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applied until January 15, 2002.  Principal and all due and unpaid interest was to be paid on January 16, 2002, or the interest rate increased to 15% compounded daily.  Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note was convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

Olson Foundation loaned the Company $90,000 on July 30, 2001, of which was secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applied until January 30, 2002.  Principal and all due and unpaid interest was to be paid on January 30, 2002, or the interest rate increased to 15% compounded daily.  Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note was convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 12 –    TROUBLED DEBT RESTRUCTURING (Continued)

Olson Foundation Loans to the Company (Continued)

Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059, respectively.  These notes were payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned.

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of restricted common stock at $0.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2009 and 2008, the total amount due on these notes was $0.

Presidio Investments, LLC Loan to the Company

Presidio Investments LLC, a preferred shareholder, had loaned the Company $1,000,000, which loan was secured by a blanket lien on the assets of the Company.  The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation.  The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001.  An interest rate of 8% applied until March 31, 2001 and increased to 10% on April 1, 2001.  Principal and all due and unpaid interest was to be paid on October 1, 2001.  This note was also convertible to Class C convertible preferred shares at the option of the note holder.

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $0.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2009 and 2008, the total amount due on these notes was $0.

On December 31, 2008, the preferred shares held by Presidio Investments were sold to a private investment group and Presidio Investments is no longer considered a related party.

The Seabury Group Loan to the Company

The Seabury Group, a preferred shareholder, loaned the Company $190,000 on August 22, 2001, of which was secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applied until February 22, 2002.  Principal and all due and unpaid interest was to be paid on February 22, 2002, or the interest rate increased to 15% compounded daily.  Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006.  This note was convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 12 - TROUBLED DEBT RESTRUCTURING (Continued)

The Seabury Group Loan to the Company (Continued)

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $0.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2009 and 2008, the total amount due on these notes was $0.

On December 31, 2008, the preferred shares held by Seabury Investments were sold to a private investment group and Seabury Investments is no longer considered a related party.

NOTE 13 - COMMITMENTS

Office Rent

During the period starting July, 2007 and ending December 2008, the Company was located in a facility of approximately 1,000 square feet, provided at no charge by a board member.

During the month of January, 2009, the Company began a month-to-month lease of approximately 800 square feet of office space from Eagle Mortgage.  The rent payments under the terms of the lease are $400 per month.

Investment Banking Agreement

On August 10, 2009, the Company signed an agreement with an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support the growth and working capital needs of the Company.  The agreement continues until the consummation of a funding transaction or for a period of 90 days, unless terminated earlier in writing.  No assurance can be given, however, that any funds will be raised under this agreement.  If funds are raised, the Company will pay the investment banking firm an offering cost of 5% of the proceeds received, plus warrants for 250,000 common shares, exercisable at $0.30 per share for a two-year period.  The agreement also called for a non-refundable fee of $20,000.  This $20,000 fee has been recorded as deferred stock offering costs as of December 31, 2009.  The amount will be offset against the proceeds received once the funds are raised.  If the investment banking firm is unsuccessful in raising the funds, the amount will be expensed once it has been determined that no funds will be raised.

KLEVER MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 13 –    COMMITMENTS (Continued)

Public Relations Agreement

Effective October 27, 2009, the Company entered into a public relations agreement for public relations, corporate communications services, and for the development, implementation, and maintenance of an ongoing program to increase the investment community’s awareness of the Company’s activities and to stimulate the investment community’s interest in the Company.  The term of the agreement is for four (4) months. Compensation for these services includes the requirement to issue the public relations firm a total of 500,000 free-trading shares, valued at $25,000, the market value of the shares on the date of the agreement.  As of December 31, 2009, however, the shares had not yet been issued.  Accordingly, an accrual was recorded for $12,500 as of December 31, 2009 related to the accrued services from the date of the agreement through December 31, 2009.

NOTE 14 –    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure, other than the following:

On January 13, 2010, the Company entered into an investor relations agreement for a term of five (5) months commencing on January 15, 2010 and ending on June 15, 2010. In consideration for such services, the Company will pay the investor relations firm $5,000 per month.  In addition, the Company is to issue a total of 200,000 warrants to purchase shares of common stock at $0.30 per share, with an expiration date of two (2) years from the date of issuance.  100,000 of the warrants vested on February 1, 2010. The remaining 100,000 warrants will be issued upon renewal of the agreement, if completed, on June 15, 2010, and vest on June 30, 2010.  The warrants shall include a “Cashless Exercise Provision”, as well as “Piggyback Registration Rights”.