Form 10-Q
period 2010-03-31
KLEVER MARKETING INC
filed 2010-05-24
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________________ to  ____________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 1, 2010, there were 43,590,130 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$6,024	$21,041

Total Current Assets	6,024	21,041

OTHER ASSETS

Deferred stock offering costs	-	20,000

Total Other Assets	-	20,000

TOTAL ASSETS	$6,024	$41,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$397,152	$376,365
Accrued liabilities	691,971	674,252
Related party note payable	9,000	9,000
Notes payable	45,000	45,000
Stock deposits	11,000	11,000

Total Current Liabilities	1,154,123	1,115,617

Total Liabilities	1,154,123	1,115,617

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock (par value $0.01), 2,000,000 shares authorized,
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $0.01), 250,000,000 shares authorized,
43,590,130 shares issued and outstanding	435,901	435,901
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	16,570,779	16,551,909
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,822,870)	(14,730,477)

Total Stockholders' Equity (Deficit)	(1,148,099)	(1,074,576)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,024	$41,041

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
			Inception of
			Development
			Stage On
	For the		July 5, 1996
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	163,306
General and administrative	87,274	100,349	10,950,541
Research and development	-	-	4,647,805

Total Expenses	87,274	100,349	15,761,652

NET LOSS FROM OPERATIONS	(87,274)	(100,349)	(15,505,652)

OTHER INCOME (EXPENSE)

Other income	-	-	508,751
Interest income	-	-	18,902
Interest expense	(5,119)	(5,965)	(2,630,369)
Forgiveness of debt	-	-	296,965
Gain on sale of assets	-	-	26,947
Capital gain on sale of investments	-	-	191,492

Total Other Income (Expense)	(5,119)	(5,965)	(1,587,312)

NET LOSS BEFORE INCOME TAXES	(92,393)	(106,314)	(17,092,964)

INCOME TAXES	-	-	1,300

NET LOSS BEFORE EXTRAORDINARY ITEMS	(92,393)	(106,314)	(17,094,264)

EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING	-	-	2,271,394

NET LOSS	$(92,393)	$(106,314)	$(14,822,870)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	43,590,130	42,175,859

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception of
			Development
			Stage On
	For the		July 5, 1996
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(92,393)	$(106,314)	(14,822,870)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for general and administrative	-	37,500	1,045,782
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	(15,556)	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options
and stock warrants	3,870	-	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	-	-	(4,837)
Services contributed by officers	15,000	-	15,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	62,281
Decrease in other assets and prepaids	-	-	89,238
Decrease in deferred stock offering costs	20,000	-	-
Increase in accounts payable	20,787	11,970	328,168
Increase in accrued liabilities	17,719	5,599	598,745

Net Cash Used by Operating Activities	(15,017)	(66,801)	(10,167,104)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Acquisition/sale of patents	-	-	25,089
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(550,337)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)
			From
			Inception of
			Development
			Stage On
	For the		July 5, 1996
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$-	$11,000
Stock subscription received	-	-	23,000
Proceeds from capital stock issued	-	83,000	7,500,201
Proceeds from loans	-	-	3,473,252
Change in line-of-credit	-	(733)	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	-	82,267	10,698,791

NET INCREASE (DECREASE) IN CASH	(15,017)	15,466	(18,650)

CASH AT BEGINNING OF PERIOD	21,041	851	24,674

CASH AT END OF PERIOD	$6,024	$16,317	$6,024

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$-	$-	$3,326
Income taxes	$-	$-	$1,300

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents have not been included in the computations for the periods ended March 31, 2010 and 2009 because they are anti-dilutive.

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended March 31,
	2009	2008
Net loss availale to common shareholders	$(92,393)	$(106,314)

Weighted average shares	43,590,130	42,175,859

Basic and fully diluted loss per share (based on weighted average shares)	$(0.00)	$(0.00)

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109).  Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through March 31, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

There are no tax positions included in the accompanying financial statements at March 31, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through December 31, 2009, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $18,000,000 at December 31, 2009, and will expire in the years 2026 through 2029.

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

During the three months ended March 31, 2010 and 2009, the Company expended $0 and $0, respectively, for research and development of the technology involved with its patents.

Fair Value of Financial Instruments

The Company has adopted ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

The carrying amounts reported in the accompanying balance sheets as of March 31, 2010 and December 31, 2009 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2010 and December 31, 2009.

Deferred Stock Offering Costs

During 2009, the Company paid a non-refundable investment banking fee of $20,000 to an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support its growth and working capital requirements.  The amount was intended to be offset against the proceeds received once the funds were raised.  During the three months ended March 31, 2010, the Company terminated the agreement with the investment banking firm and has elected to try and raise funds through a different source.  Accordingly, the $20,000 deferred cost amount was expensed during the three months ended March 31, 2010.

NOTE 3 -       GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $92,393 during the three months ended March 31, 2010 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,148,099.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2010, the Company had cash and cash equivalents of $6,024.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010. However management cannot make any assurances that such financing will be secured.

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 4 -        PREFERRED STOCK

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 4 -        PREFERRED STOCK (Continued)

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 4 -       PREFERRED STOCK (Continued)

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

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 4 -       PREFERRED STOCK (Continued)

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

NOTE 5  –      LITIGATION

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim against the Company for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of March 31, 2010 and December 31, 2009, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006.  The Company also has accrued notes payable as of March 31, 2010 and December 31, 2009 of $9,000 and $9,000 and accrued interest of $3,437 and $3,227, respectively, due to Mr. Portugal.

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 5  –      LITIGATION (Continued)

In addition to the claim for Arthur Portugal, there are other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of March 31, 2010 and December 31, 2009. Management is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options.

NOTE 6 -        STOCK OPTIONS AND WARRANTS

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

On January 13, 2010, the Company entered into an investor relations agreement for a term of five (5) months commencing on January 15, 2010 and ending on June 15, 2010. In consideration for such services, the Company will pay the investor relations firm $5,000 per month.  In addition, the Company is to issue a total of 200,000 warrants to purchase shares of common stock at $0.30 per share, with an expiration date of two (2) years from the date of issuance.  100,000 of the warrants vested on February 1, 2010. The remaining 100,000 warrants will be issued upon renewal of the agreement, if completed, on June 15, 2010, and vest on June 30, 2010.  The warrants shall include a “Cashless Exercise Provision”, as well as “Piggyback Registration Rights”.  The Company recorded an expense of $3,870 during the three months ended March 31, 2010 based upon the valuation of the first 100,000 warrants that vested on February 1, 2010.  An additional $3,870 will be expensed in the future once the remaining 100,000 warrants become vested.  After the second month and payment of $10,000, this agreement was cancelled, by mutual consent, as being too premature to continue at the present time, although the Company may consider a new agreement with this investor relations firm during late 2010.

KLEVER MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (Unaudited) and December 31, 2009

NOTE 6 -      STOCK OPTIONS AND WARRANTS (Continued)

During 2010, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	0.97%
Expected life	2 years
Expected volatility	352.41%
Dividend yield	0.0%

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options & warrants outstanding,
December 31, 2009	773,800	$0.70	$0.03
Granted	100,000	0.30	0.04
Expired	(723,800)	0.70	0.03
Options & warrants outstanding
March 31, 2010	150,000	$0.28	$0.04

				Weighted-	Weighted-
				Average	Average
		Weighted-	Shares/	Exercise Price	Contractual
	Shares /	Average	Warrants	Price	Remaining
Exercise	Warrants	Exercise	Currently	Currently	Life
Price Range	Outstanding	Price	Exercisable	Exercisable	(months)

$0.30	100,000	$0.30	100,000	$0.30	22

$0.25	50,000	$0.25	50,000	$0.25	9

	150,000		150,000

NOTE 7 -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ending March 31, 2010, have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The company continues as a development company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Plan of Operation

During the 1st quarter of 2010 the Company consolidated the results of the successful demonstration store program for the updated Giving Cart system in the Park City, Utah store, prepared the marketing approach for phase 2 rollout of the Giving Cart system, presented the results and the expansion plans to perspective partners and investment groups and explored the expansion of the Giving Cart system into mobile phone technology.

The Park City demonstration store validated a number of important milestones for the company.  Through feedback from customers and store operating results, the viability of the Giving Cart system in today’s market was confirmed.  In addition, the importance of interacting with customers during their in-store shopping experience became ever more apparent.  And the value to both the consumer and retailer of providing product information, discounts and rewards to assist customers with their shopping decisions was demonstrated.  This Point-of-Selection™ electronic access to the customer can be highly influential to making purchasing decisions and remains a core strength of the Company’s product offering.  The Company continues to believe this access provides the highest potential future advertising revenue income available.

The demonstration store also validated the importance and need to provide services to the customer that speed up the shopping experience.  Providing electronic prescription refills, deli ordering, flower ordering etc., along with electronic check-out, are viable future markets for the company’s products.  All of these services, combined with access to the POS and loyalty card data are to be provided in the Phase 2 rollout of the Company’s technology.  in addition to providing additional information on the products purchased.

Through discussions with grocers and potential investors during this 1st quarter period, it became clearer that in-store electronic shopping assistance technology is in a transition between a retailer-provided shopping cart device and a mobile smart-phone device owned by the shopper.  This transition will take an estimated 3-5 years since smart phones are still in their infant, early adapter state, and a number of consolidations need to occur before wide-scale adoption is made.  However, the potential for use of a device that stays with the customer at all times is immense.  The Company is developing plans to adopt this technology to assure the Company remains in a leadership position in electronic digital media regardless of the device and to smoothly guide its customers through use of either product.  To expedite the development process, the Company is seeking an acquisition in smartphone technology and are in discussions with groups in California and Utah to support our mobile smart phone applications development.

During this quarter the Company completed its first phase of work with CCG, Inc. to improve our financial media materials with potential customers and investors.

The Company continues to explore opportunities in Southern California, Utah and Texas for expansion into the Phase 2 store operations with a goal of developing both POS and Frequent Shopper Loyalty Card capability into the Giving Cart and kiosk system.

To continue to protect the Company’s patent rights, our patent attorneys have filed for additional trademarks.

During the 1Q, 2010, no new shares of the Company were issued, and 50,000 shares were returned to the treasury.

Anticipated Business Development in the Next 12 Months

During the next twelve months, the plan of the Company is to expand into Phase 2 store operations with a goal of developing both POS and Frequent Shopper Loyalty Card capability into the Giving Cart and kiosk system.  The Company is considering several retailer opportunities in Southern California, Utah and Texas for a showcase store demonstrating the expanded product capabilities.  The Company requires additional capital to achieve these goals and will be working with investors and other financial investment outlets to secure this financing.  Interim financing will also be sought while major financing is being obtained.

At the same time the Company is seeking to expand its patent protection with new patents that further protect our technology.  The Company is at what is known as “third base” with these patents and expects to wrap them up by the 3Q of 2010.  These patents will wrap around existing patents.

The Company believes the demand for its product and technology remains strong.  There is a high demand for advertisements while the customer is shopping in the store, and the Company is seeking to become the industry leader in “Targeted Digital Media at the Point of Selection.” Major retailers and grocers are looking for ways to remain competitive with large discount retailers by providing additional services, cost savings and technologies, and the Giving Cart system is attractive in all these areas. The services provided will expand with the introduction of Phase 2 and its POS and loyalty program interface along with the ability to order deli products, renew prescriptions and other services while the customer is shopping.  The Company also intends to transfer this technology to mobile smart phone applications as the technology advances.

No assurance or warranty can be given that the Company will be successful in these endeavors.

Results of Operations - For the three months ending March 31, 2010, the Company had a net loss of $92,393, versus a loss of $106,314 for the comparable period in 2009.  The reduced loss was due to lower expenditures on the phase 2 development than were experienced in the similar period in 2009 when the upgraded Giving Cart product was under development.

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

Cash flows.  Operating and development activities used cash of approximately $15,017 and $66,801 for the three months ended March 31, 2010 and 2009, respectively.  The lower cash flow was due to reduced development activities.

Investing activities have used cash of approximately $0 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Financing activities provided cash of approximately $0 and $82,267 for the three months ended March 31, 2010 and 2009, respectively.  Financing activities represent sales of the Company’s restricted stock, and earlier borrowings.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2010, our disclosure controls and procedures needed to be declared as ineffective.  The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures.  The remedies for this situation are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2010 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting.  We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation.  However, until such time as the Company is able to hire a Controller, we do not meet the full requirement for separation.  In the interim, we will continue to strengthen the role of our Audit Committee and their review of our internal control procedures.

•
We have not achieved the desired level of documentation of our internal controls and procedures.  This documentation will be will be strengthened to limit the possibility of any lapse in controls occurring.

In light of the material weaknesses described above for the 2010 first quarter, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our management determined that there were no other changes made in our internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has taken steps to meet its Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company.  Contacts have been made with HJ & Associates, LLC of Salt Lake City to implement a compliance program.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim asserted for approximately $125,000 for past due executive compensation including stock options.  Mr. Portugal previously filed a formal administrative wage claim in California which is inactive and no longer pending.  As of March 31, 2010, the Company has accrued compensation of $96,700 update for Mr. Portugal as part of his employment agreement.  The Company also has accrued notes payable of $12,437 due to Mr. Portugal.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

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

Klever Marketing, Inc.
(Registrant)

DATE: May 14, 2010

By: /s/ Paul G Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

By: /s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)