Form 10-Q
period 2010-06-30
KLEVER MARKETING INC
filed 2010-08-13
CIK 866439

10 –Q 2 kmi10q0610.htm 10 Q AT JUNE 30, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

(7964 W. 79th Street, Playa Del Rey, CA 90293) Mailing address P.O. Box 351175, Los Angeles, CA 90035

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2010, there were 43,590,130 shares of the issuer's $.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC. (A Development Stage Company) Financial Statements - Unaudited June 30, 2010 and December 31, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company was organized under the laws of the State of Delaware in December 1989. The Company was in the development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company has been in the development stage since this time. The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture, market and distribute an electronic shopping cart for in-store advertising, promotion and media content and retail shopper services, which have potential for profit. NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents have not been included in the computations for the periods ended June 30, 2010 and 2009 because they are anti-dilutive.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued) Loss Per Share (Continued) Following is a reconciliation of the loss per share for the three and six months ended June 30, 2010 and 2009, respectively: For the Three Months Ended June 30, 2010 2009 Net loss available to common shareholders $ (38,076) $ (106,177) Weighted average shares 43,590,130 42,316,105 Basic and fully diluted loss per share (based on weighted average shares) $ (0.00) $ (0.00) For the Six Months Ended June 30, 2010 2009 Net loss available to common shareholders $ (130,469) $ (212,491) Weighted average shares 43,590,130 42,271,618 Basic and fully diluted loss per share (based on weighted average shares) $ (0.00) $ (0.01) Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109). Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued) Income Taxes (Continued) There are no tax positions included in the accompanying financial statements at June 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed. The Company files income tax returns in the U.S. federal and Utah jurisdictions. Tax years 2008 to current remain open to examination by U.S. federal and state tax authorities. From inception through December 31, 2009, the Company had incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $18,000,000 at December 31, 2009, and will expire in the years 2026 through 2029. Research and Development Research and development of the Klever-Kart System began with the sole purpose of reducing thefts of shopping carts. A voice-activated alarm system was envisioned. As time and technology progressed, the present embodiment of the Klever-Kart System evolved into a "product specific" point-of-purchase advertising system consisting of an easily readable electronic display that attaches to any shopping cart, a shelf mounted message sending unit that automatically sends featured products' ad-message to the display and a host computer using proprietary software. During the six months ended June 30, 2010 and 2009, the Company expended $5,000 and $0, respectively, for research and development of the technology involved with its patents. Fair Value of Financial Instruments The Company has adopted ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement. The carrying amounts reported in the accompanying balance sheets as of June 30, 2010 and December 31, 2009 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2010 and December 31, 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued) Deferred Stock Offering Costs During 2009, the Company paid a non-refundable investment banking fee of $20,000 to an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support its growth and working capital requirements. The amount was intended to be offset against the proceeds received once the funds were raised. During the six months ended June 30, 2010, the Company terminated the agreement with the investment banking firm and has elected to try and raise funds through a different source. Accordingly, the $20,000 deferred cost amount was expensed during the six months ended June 30, 2010. NOTE 3 - GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $130,469 during the six months ended June 30, 2010 and, as of that date, the Company’s current and total liabilities exceeded its current and total assets by $1,171,175. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2010, the Company had cash and cash equivalents of $4,121. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010. However management cannot make any assurances that such financing will be secured. NOTE 4 - PREFERRED STOCK On February 7, 2000, the Board of Directors authorized and established “Class A Voting Preferred Stock” (“Class A Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consisted of 1,000,000, 125,000 shares thereof were designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares. Class A Shares are convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment). Holders of Class A Shares shall be entitled to receive when and as declared by the Board of Directors of the Company out of any funds at the time legally available therefore dividends at the rate of $2.20 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividend shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. In addition, each holder of Class A Shares shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis. If there is a split or dividend on the Common Stock, then the Class A Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class A Shares. Class A Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock. The Holders of Class A Shares shall vote with the holders of Common Stock and not as a separate class.

NOTE 4 - PREFERRED STOCK (Continued) Class A Shares carry a liquidation preference of $26 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. The Class A Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002. The redemption price shall be $26 per share together with accrued but unpaid dividends on such shares, if any. On September 24, 2000, the Board of Directors authorized and established “Class B Voting Preferred Stock” (“Class B Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consisted of 250,000, 125,000 shares thereof were designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares. Class B Shares are convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment). Holders of Class B Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class B Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class B Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class B Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class B Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class B Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class B Shares. Class B Shareholders shall be entitled to one vote for each share of Common Stock into which such Class B Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class B Shares shall vote with the holders of shares of Common Stock and not as a separate class. Class B Shares shall carry a liquidation preference of $17 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. The Class B Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after March 24, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series. The redemption price shall be $17.00 per share together with accrued but unpaid dividends on such shares, if any.

NOTE 4 - PREFERRED STOCK (Continued) On January 2, 2001, the Board of Directors authorized and established “Class C Voting Preferred Stock” (“Class C Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class C Shares consisted of 500,000, 125,000 shares thereof were designated as Series 1 shares and 125,000 shares thereof were designated as Series 2 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class C voting preferred stock to 150,000 shares. Class C Shares are convertible into Common Stock at an initial conversion price of $0.66 (subject to adjustment). Holders of Class C Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares, of the same Series for which the dividend is accrued, for each outstanding Class C Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class C Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class C Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class C Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class C Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class C Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class C Shares. Class C Shareholders shall be entitled to one vote for each share of Common Stock into which such Class C Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class C Shares shall vote with the holders of shares of Common Stock and not as a separate class. Class C Shares shall carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. The Class C Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 2, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series. The redemption price shall be $6.60 per share together with accrued but unpaid dividends on such shares, if any. On May 20, 2002, the Board of Directors authorized and established “Class D Voting Preferred Stock” (“Class D Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class D Shares consist of 500,000 shares thereof are designated as “Class D Voting Preferred Stock” (the “Class D Shares”). Class D Shares are convertible into Common Stock at an initial conversion price of $1.05 (subject to adjustment).

NOTE 4 - PREFERRED STOCK (Continued) Holders of Class D Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class D Shares for each outstanding Class D Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class D Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class D Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares. In addition to the foregoing, each holder of a Class D Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class D Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common Stock, then the Class D Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class D Shares. Class D Shareholders shall be entitled to one vote for each share of Common Stock into which such Class D Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class D Shares shall vote with the holders of shares of Common Stock and not as a separate class. Class D Shares shall carry a liquidation preference of $10.50 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. The Class D Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after May 14, 2007. The redemption price shall be $10.50 per share together with accrued but unpaid dividends on such shares, if any. NOTE 5 - LITIGATION During 2006, Arthur Portugal, a former officer of the Company, filed a formal claim against the Company for approximately $125,000 for past due executive compensation including stock options. Mr. Portugal filed a formal administrative wage claim in California which is inactive and no longer pending. As of June 30, 2010 and December 31, 2009, the Company has accrued compensation of $96,700 for Mr. Portugal as part of his employment agreement through June 30, 2006. The Company also has accrued notes payable as of June 30, 2010 and December 31, 2009 of $9,000 and $9,000 and accrued interest of $3,646 and $3,227, respectively, due to Mr. Portugal. In addition to the claim for Arthur Portugal, there have been other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of June 30, 2010 and December 31, 2009. Management is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options. The total amount being carried on the books as of June 30, 2010 is $571,643. However, as of June 30, 2010, there is no active litigation against the Company.

NOTE 6 - STOCK OPTIONS AND WARRANTS The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8. Effective December 29, 2009, the Company’s Board of Directors granted certain employees options to purchase a total of 50,000 shares of common stock, exercisable at $0.25 per share, which expire on December 29, 2010. As previously discussed, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. On January 13, 2010, the Company entered into an investor relations agreement for a term of five (5) months commencing on January 15, 2010 and ending on June 15, 2010. In consideration for such services, the Company originally agreed to pay the investor relations firm $5,000 per month. In addition, the Company was to issue a total of 200,000 warrants to purchase shares of common stock at $0.30 per share, with an expiration date of two (2) years from the date of issuance. 100,000 of the warrants vested on February 1, 2010. The remaining 100,000 warrants were to be issued upon renewal of the agreement, if completed, on June 15, 2010, and were to vest on June 30, 2010. The warrants shall include a “Cashless Exercise Provision”, as well as “Piggyback Registration Rights”. The Company recorded an expense of $3,870 during the six months ended June 30, 2010 based upon the valuation of the first 100,000 warrants that vested on February 1, 2010. After the second month and payment of $10,000, this agreement was cancelled, by mutual consent, as being too premature to continue at the present time. The second 100,000 warrants, therefore, were never vested. During 2010, the Company estimated the fair value of the stock options based on the following weighted average assumptions: Risk-free interest rate 0.97% Expected life 2 years Expected volatility 352.41% Dividend yield 0.0%

NOTE 7 - SUBSEQUENT EVENTS The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. We advise anyone relying upon this report that any statement of earnings by the company for the quarter ending June 30, 2010, have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The company continues as a development company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation. Plan of Operation During the 2nd quarter of 2010 the Company embarked on a major restructuring of its product line. For years the Company has been successful at designing and implementing technically upgraded shopping cart devices that continued to meet with high customer response. There has been no question that the services offered by the devices, the latest being the Giving Cart, were appealing to consumers, improved their shopping experience and increased basket uplift for the retailer. Audited results of our demonstration stores prove this. What has been difficult for the Company is overcoming the retailer’s reluctance to pay for the devices, despite the technical and software advances being made. Fortunately, marketplace technology advances have moved faster than the Company expected, and we’re now able take advantage of mobile technology, which greatly expands the Company’s opportunities. Accordingly, the Company has been moving very rapidly into this transition. We first developed our own internal white paper on the current state of the mobile phone/social networking industry and technology and defined where we thought we could be most effective in this market within our grocery niche. We then called in a highly regarded corporate planner/strategist from Innovus to work with the Company in a series of workshops to assure our market niche and approach were correct, and they helped us refine and expand our horizon to define a very attractive combination of products and services. We subsequently teamed with a highly qualified mobile phone technology company from Venice, California, Briabe Media, Inc. With them we have prepared our requirements documents for our mobile phone application, the design of our backend database, and the graphic interface look and feel we want to achieve. At the time of preparing this 10q document we have received proposals for development of our Phase 1 products and are entering negotiations for their implementation. Phase 1 is targeted for completion by the end of 2010 and rollout in early 2011. The Company has executed new product releases in short time frames in the past, and we are confident we will be able to repeat that with our mobile product, although there is no guarantees this timeline will be met.

The new product line will combine the best features of our previous shopping cart units. There will be shopping directories, recipes, promotions, specials and the like. Customers will have the ability to scan products from their phone to check prices and ingredients. We will be striving to include in-store services, like deli and pharmacy ordering, although those are not planned for Phase 1. On top of these traditional Klever Marketing services, we will be taking advantage of features available on mobile phones. The location features of mobile phone will allow us to identify stores in the area surrounding the user, and once a store is selected and the customer checks in we will confirm their location and be able to offer electronic coupons and discounts targeted at the consumer’s tastes and preferences. This media allows us to avoid mass marketing and target our offerings to consumer preferences and avoid their dislikes. The strength of this approach will be the cloud-based KleverNET database which we intend to build into a highly refined customer selection product that will be attractive to CPGs and retailers in developing their product promotions. The application will allow users to select digital coupons for redemption at checkout, and Klever will become a processor of those coupons. In this new era, applications like ours gain customer momentum through use of blog promotions and social networking sites. The Company intends to take full advantage of these resources. The Company requires additional funding and capitalization to move into this new mobile technology, and none of these new undertakings can be implemented until new funding has been arranged. The Company has been working diligently to arrange this next level of funding, and while no guarantees can be made to investors, we are confident this funding will be arranged. In order to focus on this new mobile phone transition, the Company has moved its headquarters from Salt Lake City to Los Angeles, and Company officers now reside in the Los Angeles area. To continue to protect the Company’s patent rights, our patent attorneys have filed for additional trademarks. During the second quarter of 2010, no new shares of Company stock were issued. Anticipated Business Development in the Next 12 Months During the next twelve months, the Company plans to work diligently to develop and implement its Giving Cart mobile phone application, database and API portals in an effort to increase shareholder value. The timing of this opportunity appears to be correct, and the Company will strive to complete, test and certify this new application by yearend so it is ready to launch at the beginning of 2011. As the product is launched we plan to add staff to operate the application, respond to any issues, and prepare for Phase 2 development. No assurance or warranty can be given that the Company will be successful in these endeavors. Results of Operations - For the three months ending June 30, 2010, the Company had a net loss of $38,076, versus a loss of $106,177 for the comparable period in 2009. The reduced loss was due to lower expenditures on the phase 2 development than were experienced in the similar period in 2009 when the upgraded Giving Cart product was under development. Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed research and development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to prevent the assets from wasting away. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities to obtain working capital through the issuance of restricted common stock to fund operations and fund its revised business plan. Cash flows. Operating and development activities used cash of approximately $34,420 and $152,008 for the six months ended June 30, 2010 and 2009, respectively. The lower cash flow was due to reduced development activities. Investing activities have used cash of approximately $0 and $0 for the three months ended June 30, 2010 and 2009, respectively.

Financing activities provided cash of approximately $17,500 and $157,878 for the six months ended June 30, 2010 and 2009, respectively. Financing activities represent sales of the Company’s restricted stock, and earlier borrowings. At the present time the Company has no bank line of credit or other assured sources of capital, but has entered the best efforts funding commitments described above. The Company continues to explore merger, acquisition or other related business development activities with various parties. Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involved a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

1. The company may not obtain adequate funding to fully develop and implement its mobile phone application
2. The company may not achieve the forecasted revenue growth from sales to CPGs and retailers
3. The company may face unforeseen competition from other mobile companies.

The foregoing statements are based upon management’s current assumptions.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Not applicable. Item 4(T). Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2010, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The remedies for this situation are described below. Management’s Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2010 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

• We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened to limit the possibility of any lapse in controls occurring.

In light of the material weaknesses described above for the 2010 second quarter, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management intends to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms. Our management determined that there were no other changes made in our internal controls over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Controls and Procedures. Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has taken steps to meet its Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. Contacts have been made with HJ & Associates, LLC of Salt Lake City to implement a compliance program.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. There were no new legal proceedings this quarter or any current proceedings on prior issues. Item 1A. Risk Factors. Not applicable. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None Item 3. Defaults Upon Senior Securities None. Item 4. Submission of Matters to Vote of Security Holders The Company mailed a shareholder letter dated October 8, 2009 advising shareholders of recent activities. A shareholder meeting is anticipated in 2010 at a date not yet scheduled. Item 5. Other Information None.

Item 6. Exhibits

Exhibit Number and Title of Document. All documents listed below have been previously filed unless indicated by an asterisk “*”:

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

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Klever Marketing, Inc. (Registrant) DATE: August 13, 2010 By: /s/ Paul G Begum Paul G. Begum Chairman (Principal Executive Officer) By: /s/ Robert Campbell Robert Campbell (Principal Financial Officer)