Form 10-Q/A
period 2010-06-30
KLEVER MARKETING INC
filed 2010-08-17
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

□TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

☒ Yes	□ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"
"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □				Accelerated filer □
Non-accelerated filer □			(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).		□ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2010, there were 43,590,130 shares of the issuer's $.01 par value common stock issued and outstanding.

Explanatory Note
This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Klever Marketing, Inc. for the quarter ended June 30, 2010 filed on August 13, 2010 (the “Form 10-Q”) for the sole purpose of furnishing the financial statement tables and other tables which were not uploaded with the text during the original submission. During the edgarizing process of the original Form 10-Q the financial statements failed to upload due to a malfunction in the edgarizing software.

Other than the changes described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended. Except for the amendment, this Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this
Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report, if any.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Financial Statements - Unaudited

June 30, 2010 and
December 31, 2009

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$4,121	$21,041

Total Current Assets	4,121	21,041
OTHER ASSETS

Deferred stock offering costs	-	20,000

Total Other Assets	-	20,000

TOTAL ASSETS	$4,121	$41,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$420,591	$376,365
Accrued liabilities	672,205	674,252
Related party notes payable	26,500	9,000
Notes payable	45,000	45,000
Stock deposits	11,000	11,000

Total Current Liabilities	1,175,296	1,115,617

Total Liabilities	1,175,296	1,115,617

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock (par value $0.01), 2,000,000 shares authorized,
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $0.01), 250,000,000 shares authorized,
43,590,130 shares issued and outstanding	435,901	435,901
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	16,585,779	16,551,909
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,860,946)	(14,730,477)

Total Stockholders' Equity (Deficit)	(1,171,175)	(1,074,576)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,121	$41,041

See accompanying notes and accountants’ report.
3

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception of
					Development
					Stage On
	For the		For the		July 5, 1996
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$256,000
EXPENSES

Sales and marketing	-	-	-	-	163,306
General and administrative	27,842	98,938	115,116	199,287	10,978,383
Research and development	5,000	-	5,000	-	4,652,805

Total Expenses	32,842	98,938	120,116	199,287	15,794,494
NET LOSS FROM OPERATIONS	(32,842)	(98,938)	(120,116)	(199,287)	(15,538,494)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	508,751
Interest income	-	-	-	-	18,902
Interest expense	(5,234)	(7,239)	(10,353)	(13,204)	(2,635,603)
Forgiveness of debt	-	-	-	-	296,965
Gain on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492

Total Other Income (Expense)	(5,234)	(7,239)	(10,353)	(13,204)	(1,592,546)

NET LOSS BEFORE INCOME TAXES	(38,076)	(106,177)	(130,469)	(212,491)	(17,131,040)

INCOME TAXES	-	-	-	-	1,300

NET LOSS BEFORE EXTRAORDINARY ITEMS	(38,076)	(106,177)	(130,469)	(212,491)	(17,132,340)

EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING	-	-	-	-	2,271,394

NET LOSS	$(38,076)	$(106,177)	$(130,469)	$(212,491)	$(14,860,946)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	43,590,130	42,316,105	43,590,130	42,271,618

See accompanying notes and accountants’ report.
4

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception of
			Development
			Stage On
	For the		July 5, 1996
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (130,469)	$(212,491)	(14,860,946)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for general and administrative	-	37,500	1,045,782
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	(15,556)	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options
and stock warrants	3,870	-	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	-	-	(4,837)
Services contributed by officers	30,000	-	30,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	62,281
Decrease in other assets and prepaids	-	-	89,238
Decrease in deferred stock offering costs	20,000	-	-
Increase in accounts payable	44,226	26,571	351,607
Increase (decrease) in accrued liabilities	(2,047)	11,968	578,979

Net Cash Used by Operating Activities	(34,420)	(152,008)	(10,186,507)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Acquisition/sale of patents	-	-	25,089
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$ -	$-	$(550,337)

See accompanying notes and accountants’ report.
5

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

			From
			Inception of
			Development
			Stage On
	For the		July 5, 1996
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$ -	$-	$11,000
Stock subscription received	-	-	23,000
Proceeds from capital stock issued	-	159,000	7,500,201
Proceeds from loans	17,500	-	3,490,752
Change in line-of-credit	-	(1,122)	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	17,500	157,878	10,716,291

NET INCREASE (DECREASE) IN CASH	(16,920)	5,870	(20,553)

CASH AT BEGINNING OF PERIOD	21,041	851	24,674

CASH AT END OF PERIOD	$ 4,121	$6,721	$4,121

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$-	$3,326
Income taxes	$ -	$-	$1,300

See accompanying notes and accountants’ report.
6

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

	For the
	Three Months Ended
	June 30,
	2010	2009
Net loss available to
common shareholders	$(38,076)	$(106,177)

Weighted average shares	43,590,130	42,316,105

Basic and fully diluted loss per share (based
on weighted average shares)	$(0.00)	$(0.00)

	For the
	Six Months Ended
	June 30,
	2010	2009
Net loss available to
common shareholders	$(130,469)	$(212,491)

Weighted average shares	43,590,130	42,271,618

Basic and fully diluted loss per share (based
on weighted average shares)	$(0.00)	$(0.01)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through June 30, 2010. The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-
qualified incentive stock options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)

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

Risk-free interest rate	0.97%
Expected life	2 years
Expected volatility	352.41%
Dividend yield	0.0%

The following table sets forth the options and warrants outstanding as of June 30, 2010 and December 31,
2009.

				Weighted
	Option /			Average		Weighted
	Warrants			Exercise		Average
	Shares			Price		Fair Value

Options & warrants outstanding,
December 31, 2009		773,800			$0.70	$ 0.03
Granted		100,000			0.30	0.04
Expired		(723,800)			0.70	0.03
Options & warrants outstanding
June 30, 2010		150,000			$0.28	$ 0.04

				Weighted-	Weighted-
				Average	Average
		Weighted-	Shares/	Exercise	Contractual
	Shares /	Average	Warrants	Price	Remaining
Exercise	Warrants	Exercise	Currently	Currently	Life
Price Range	Outstanding	Price	Exercisable	Exercisable	(months)

$0.30	100,000	$0.30	100,000	$0.30	19

$0.25	50,000	$0.25	50,000	$0.25	6
	150,000		150,000

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

DATE: August 17, 2010

By: /s/ Paul G Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

By: /s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)

