Form 10-Q
period 2010-09-30
KLEVER MARKETING INC
filed 2010-11-22
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________

Commission File Number: 0-18834

Klever Marketing, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	36-3688583
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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
[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and
"smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2010, there were 45,450,130 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.
TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements (Unaudited):
Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3
Condensed Statements of Operations for the three months, nine months and from inception of Development Stage on July 5, 1996 through
September 30, 2010	4
Condensed Statements of Cash Flows for the three months, nine months and from inception of Development Stage on July 5, 1996 through
September 30, 2010	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

PART II. Other Information
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Balance Sheets
ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$4,374	$21,041
Total Current Assets	4,374	21,041
OTHER ASSETS
Deferred stock offering costs	-	20,000
Total Other Assets	-	20,000
TOTAL ASSETS	$4,374	$41,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$395,835	$376,365
Accrued liabilities	576,049	674,252
Related party notes payable	21,450	9,000
Notes payable	45,000	45,000
Stock deposits	-	11,000

Total Current Liabilities	1,038,334	1,115,617
Total Liabilities	1,038,334	1,115,617
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (par value $0.01), 2,000,000 shares authorized,
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $0.01), 250,000,000 shares authorized,
45,450,130 shares issued and outstanding	454,501	435,901
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	16,882,178	16,551,909
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,038,730)	(14,730,477)

Total Stockholders' Deficit	(1,033,960)	(1,074,576)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,374	$41,041

See Notes to Condensed Financial Statements.
3

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From
					Inception of
					Development
					Stage On
	For the		For the		July 5, 1996
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	-	-	163,306
General and administrative	160,710	181,505	272,790	380,792	11,136,057
Research and development	88,858	-	96,894	-	4,744,699

Total Expenses	249,569	181,505	369,684	380,792	16,044,062

NET LOSS FROM OPERATIONS	(249,569)	(181,505)	(369,684)	(380,792)	(15,788,062)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	508,751
Interest income	-	-	-	-	18,902
Interest expense	(5,119)	(5,997)	(15,472)	(19,201)	(2,640,722)
Forgiveness of debt	76,903	-	76,903	-	373,868
Gain on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492

Total Other Income (Expense)	71,784	(5,997)	61,431	(19,201)	(1,520,762)
NET LOSS BEFORE INCOME TAXES	(177,784)	(187,502)	(308,253)	(399,993)	(17,308,824)
INCOME TAXES	-	-	-	-	1,300

NET LOSS BEFORE EXTRAORDINARY ITEMS	(177,784)	(187,502)	(308,253)	(399,993)	(17,310,124)
EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING	-	-	-	-	2,271,394

NET LOSS	$(177,784)	$(187,502)	$(308,253)	$(399,993)	$(15,038,730)
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	44,054,695	42,701,273	43,746,687	42,416,410

See Notes to Condensed Financial Statements.
4

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From
			Inception of
			Development
			Stage On
	For the		July 5, 1996
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(308,253)	$(399,993)	(15,038,730)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for general and administrative	172,499	37,500	1,218,281
Stock issued for research and development	15,000	-	77,850
Stock returned for services not rendered	-	(15,556)	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options
and stock warrants	3,870	-	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	(76,903)	-	(81,740)
Services contributed by officers	45,000	-	45,000
Changes in operating assets and liabilities:	-
Decrease in accounts receivable	-	-	62,281
Decrease in other assets and prepaids	-	-	89,238
Decrease in deferred stock offering costs	20,000	-	-
Increase in accounts payable	24,317	39,141	331,698
Increase in accrued liabilities	2,353	17,086	583,379

Net Cash Used by Operating Activities	(102,117)	(321,822)	(10,254,204)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Acquisition/sale of patents	-	-	25,089
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(550,337)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$(11,000)	$95,000	$-
Stock subscription received	-	23,000	23,000
Proceeds from capital stock issued	75,000	231,000	7,575,201
Proceeds from loans	21,450	-	3,494,702
Change in line-of-credit	-	(20,423)	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	85,450	328,577	10,784,241

NET INCREASE (DECREASE) IN CASH	(16,667)	6,755	(20,300)

CASH AT BEGINNING OF PERIOD	21,041	851	24,674

CASH AT END OF PERIOD	$4,374	$7,606	$4,374

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$-	$3,326	$3,326
Income taxes	$-	$-	$1,300

See Notes to Condensed Financial Statements.
5

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the
Company pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2009 Annual Report on
Form 10-K. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31,
2010.

The Company was organized under the laws of the State of Delaware in December 1989. The
Company was in the development stage from 1989 to 1991. The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy. The Company was inactive until July 5, 1996 when the Company merged with
Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The
Company has been in the development stage since the reverse merger occurred.

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
Common stock equivalents have not been included in the computations for the periods ended
September 30, 2010 and 2009 because they are anti-dilutive.

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the
	Three Months Ended
	September 30,
	2010	2009
Net loss available to
common shareholders	$(177,784)	$(187,502)

Weighted average shares	44,054,695	42,701,273

Basic and fully diluted loss
per share (based on
weighted average shares)	$(0.00)	$(0.00)

	For the
	Nine Months Ended
	September 30,
	2010	2009
Net loss available to
common shareholders	$(308,253)	$(399,993)

Weighted average shares	43,746,687	42,416,410

Basic and fully diluted loss
per share (based on
weighted average shares)	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”)
(formerly SFAS No. 109). Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a full valuation allowance with respect to any deferred tax assets.

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-
likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the
Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through
September 30, 2010. The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying financial statements at September 30,
2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through September 30, 2010, the Company has incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $18.3 million as of September 30, 2010, and will expire in the years 2026 through 2029.

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

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

using proprietary software. The Company is currently developing mobile smart phone technology that will provide similar functionality to the Klever-Kart System.

During the nine months ended September 30, 2010 and 2009, the Company expended $96,894 and $0, respectively, for research and development of the technology involved with its patents.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2010 and December 31, 2009 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2010 and
December 31, 2009.

Deferred Stock Offering Costs

During 2009, the Company paid a non-refundable investment banking fee of $20,000 to an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support its growth and working capital requirements. The amount was intended to be offset against the proceeds received once the funds were raised. During the second quarter of 2010, the Company terminated the agreement with the investment banking firm and has elected to try and raise funds through a different source. Accordingly, the $20,000 deferred cost amount was expensed during the quarter ended June 30, 2010.

NOTE 3 -	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of
$308,253 during the nine months ended September 30, 2010 and, as of that date, the
Company’s current and total liabilities exceeded its current and total assets by $1,033,960.
These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 3 -	GOING CONCERN (Continued)

As of September 30, 2010, the Company had $4,374 of cash available on hand. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through
2010. However, management cannot make any assurances that such financing will be secured.

NOTE 4 -	PREFERRED STOCK

As of September 30, 2010 and December 31, 2009, all of the outstanding preferred stock was owned by PSF Inc. which is a company controlled by the Company’s CEO. Historically, the
Company has paid dividends on the preferred stock by issuing additional shares of preferred stock and the dividends have been recorded at the time the shares were issued. The Company has paid dividends on the preferred stock through December 31, 2008. No dividends for preferred stock have been accrued or paid since December 31, 2008.

On February 7, 2000, the Board of Directors authorized and established “Class A Voting
Preferred Stock” (“Class A Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class A Shares consisted of 1,000,000 shares with 125,000 shares thereof designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares.
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

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 4 -	PREFERRED STOCK (Continued)

On September 24, 2000, the Board of Directors authorized and established “Class B Voting
Preferred Stock” (“Class B Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock. Class B Shares consisted of 250,000 shares with 125,000 shares thereof designated as Series 1 shares. On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares.

Class B Shares are convertible into Common Stock at an initial conversion price of $1.70
(subject to adjustment).

Holders of Class B Shares shall be entitled to receive when and as declared by the Board of
Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-
annually on the first day of January and July of each year. Such dividends shall accrue on
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

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 4 -	PREFERRED STOCK (Continued)

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
the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-
annually on the first day of January and July of each year. Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares, of the same Series for which the dividend is accrued, for each outstanding Class C Share, on each dividend payment date;
provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class C Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class C Shares, nor NOTE 4 – may any other distributions, redemptions or other payments be made with respect to the shares of
Common Stock or other junior shares. In addition to the foregoing, each holder of a Class C
Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class C Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock. If there is a share split or dividend on the Common
Stock, then the Class C Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class C Shares.

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

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 4 -	PREFERRED STOCK (Continued)

Class D Shares are convertible into Common Stock at an initial conversion price of $1.05
(subject to adjustment).

Holders of Class D Shares shall be entitled to receive when and as declared by the Board of
Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-
annually on the first day of January and July of each year. Such dividends shall accrue on
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
dividends on such shares, if any.

NOTE 5 -	LITIGATION AND CONTINGENT LIABILITIES

During the quarter ended September 30, 2010, the Company issued 150,000 shares of common stock as full settlement of all of the Company’s outstanding obligations with Arthur
Portugal, a former officer of the Company. The Company also recorded other income from forgiveness of debt of $76,903 in connection with the settlement transaction.

The Company has other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of September 30, 2010 and
December 31, 2009. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 6 -	STOCK OPTIONS AND WARRANTS

	The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan
	(the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of
	common stock for issuance upon the exercise of options which may be granted from time-to-
	time to officers, directors and certain employees and consultants of the Company or its
	subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock
	options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of
	Klever Marketing, Inc.” on Form S-8.

	Effective December 29, 2009, the Company’s Board of Directors granted certain consultants
	options to purchase a total of 50,000 shares of common stock, exercisable at $0.25 per share,
	which expire on December 29, 2010. The Company estimates the fair value of each stock
	award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718.
	The Black-Scholes option pricing model requires the use of exercise behavior data and the use
	of a number of assumptions including volatility of the Company’s stock price, the weighted
	average risk-free interest rate, and the weighted average expected life of the warrants.
	Because the Company did not pay any dividends during 2009 and 2010, the dividend rate
	variable in the Black-Scholes model is zero.

	On January 13, 2010, the Company entered into an investor relations agreement for a term of
	five (5) months commencing on January 15, 2010 and ending on June 15, 2010. In
	consideration for such services, the Company originally agreed to pay the investor relations
	firm $5,000 per month. In addition, the Company was to issue a total of 200,000 warrants to
	purchase shares of common stock at $0.30 per share, with an expiration date of two (2) years
	from the date of issuance. 100,000 of the warrants vested on February 1, 2010. The remaining
	100,000 warrants were to be issued upon renewal of the agreement, if completed, on
	September 15, 2010, and were to vest on September 30, 2010. The warrants include a
	“Cashless Exercise Provision”, as well as “Piggyback Registration Rights”. The Company
	recorded an expense of $3,870 during the first quarter of 2010 based upon the valuation of the
	first 100,000 warrants that vested on February 1, 2010. After the second month and payment
	of $10,000, this agreement was cancelled, by mutual consent, as being too premature to
	continue at the present time. The second 100,000 warrants, therefore, were never issued.

	During 2010, the Company estimated the fair value of the warrants based on the following
	weighted average assumptions:

	Risk-free interest rate	0.97%
	Expected life	2 years
	Expected volatility	352.41%
	Dividend yield	0.0%

	The following table sets forth the options and warrants outstanding as of September 30, 2010
	and December 31, 2009.

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 6 -	STOCK OPTIONS AND WARRANTS (Continued)

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value
Options & warrants outstanding,
December 31,2009	773,800	$0.70	$0.03
Granted	100,000	0.30	0.04
Expired	(723,800)	0.70	0.03
Options & warrants outstanding
September 30,2010	150,000	$0.28	$0.04

				Weighted-	Weighted-
				Average	Average
		Weighted-	Shares/	Exercise	Contractual
	Shares /	Average	Warrants	Price	Remaining
Exercise	Warrants	Exercise	Currently	Currently	Life
Price Range	Outstanding	Price	Exercisable	Exercisable	(months)

$0.30	100,000	$0.30	100,000	$0.30	16

$0.25	50,000	$0.25	50,000	$0.25	3

	150,000		150,000

NOTE 7 -	COMMON STOCK

During the three months ended September 30, 2010, the Company sold 500,000 shares of restricted common stock to an individual for $75,000.

During the three months ended September 30, 2010, the Company issued 1,000,000 shares of restricted common stock to an investment banking firm to assist the Company with finding financing sources. The Company recorded a charge to operations of $150,000 as the firm is not required to initiate a successful funding in order to retain the shares.

During the quarter ended September 30, 2010, the Company issued 160,000 shares to various consultants including the son of the founding shareholder in exchange for services provided.
The Company recorded expenses totaling $30,000 of expense in connection with the issuance of the shares.

As more fully described in Note 5, during the quarter ended September 30, 2010, the Company issued 150,000 shares of common stock as full settlement of all outstanding debts the
Company owed Arthur Portugal, a former officer of the Company.

During the quarter ended September 30, 2010, the Company issued 50,000 shares of stock to an individual in connection with the termination of an agreement with an investment banking firm. The Company recorded $7,500 of expenses in connection with the issuance of the shares.

KLEVER MARKETING, INC.
Notes to Condensed Financial Statements
September 30, 2010 (Unaudited) and December 31, 2009

NOTE 8 –	RELATED PARTY TRANSACTIONS

As described in Note 7 above, the Company issued 100,000 shares of common stock to the
CEO’s son for consulting services provided with regard to the Company’s product development.

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company. As of September 30, 2010, $21,450 had been advanced to the Company from these individuals or companies they control. The $21,450 is reporting in the Company’s
Condensed Balance Sheets under the heading “Related Party Notes Payable”.

NOTE 9 -	SUBSEQUENT EVENTS

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ending September 30, 2010, have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its intellectual property interests, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Plan of Operation

As discussed in the last quarterly report, the developments in mobile technology have moved ahead so rapidly that the Company has been able to accelerate its plans to move its technology to a mobile platform. Research on this change was conducted during the 2nd quarter of 2010 and a decision by the
Board was made to move forward with developing this technology. During the 3rd quarter of 2010, the
Company took the following steps to implement this new direction.

First the Company CEO, Paul G. Begum, moved the Company headquarters to Los Angeles where it could be closer to the emerging mobile technology and the supermarket industry. Mr. Begum also moved to Los Angeles.

Second, the Company hired Briabe Media, Inc., a mobile phone media and technology company located in Venice, California, to develop a requirements study for the Company’s mobile phone application and backend database. Briabe was an excellent choice for this work due both to their high level of mobile technology and marketing expertise and as a small, flexible company who could work well with Klever.
Briabe finished their requirements document in July, 2010. After Klever reviewed the final document, both parties confirmed the direction the Company was heading and this document became the basis for proceeding into implementation.

Third, Innovus, Inc. was engaged to help advance and calibrate the Company’s vision and strategy. That effort not only provided proof of concept of the Briabe recommended direction, but helped to profoundly shift the Company’s view of the market by revealing previously unseen opportunities. Further, it elevated the excitement and confidence that Klever Marketing is uniquely positioned to deliver a highly differentiated solution to the market. Innovus continues to be an integral part of the team and is working to ensure the rapid adoption of the Company’s products and services by CPG companies and grocery retailers.

Fourth, the Company hired Qualzoom, Inc. located in San Diego, California to develop its mobile phone application and backend database. Qualzoom, Inc. is a company with close ties to Qualcomm.
Qualzoom is a very capable company for implementation of Klever’s new technology products and to extend the capabilities of these products into the future to bring together the consumer, product manufacturer (CPGs) and retailers into one integrated database that the Company anticipates will be a long-term niche in Klever’s future products.

Completion of our Beta Test product remains on schedule for delivery by the end of 2010. We expect to test and roll out the technology during the half of 2011. The Company has been effective in executing its new product releases in the past, and is confident we will be able to repeat that with our mobile product, although there are no guarantees this timeline will be met.

The new product line will combine the best features of our previous shopping cart technology with the new mobile, cloud computing and database technologies that could lead to fundamental changes in how impressions are made that entice customers to buy products. The Klever shopping experience begins with the creation of the shopping list. Whether they are items scanned in the home or items identified using an electronic shopping list template or through a downloaded recipe, the consumer can easily build a shopping list. We believe that the Klever system will make building a shopping list efficient and fun for the consumer while simultaneously creating the first touch point to learn their preference and needs. With the initial shopping list complete, the consumer will no longer need to wade through an ocean of coupons looking for the few they want. Instead, the coupons they want and need will come to them automatically.
Additionally, CPG companies and retailers will have the opportunity to up sell their products and make a direct and targeted impression on the consumer which should significantly contribute to basket up lift.
This not only will save the consumer valuable time, but the simplicity of this process which is a key differentiator for Klever Marketing, is expected to save the CPG companies and retailers time and money.

Using GPS capabilities, consumers can identify, select and check into the grocery store of their choice.
Once in the grocery store, the consumer’s mobile device will become an indispensable shopping tool. Key features that consumers with benefit from with the Klever system include receiving personalized messages and special offers, taking advantage of in-store services such as placing deli and pharmaceutical orders, and redeeming coupons at checkout. With a simple scan or on-line retrieval, the consumer will be able to receive important information about a product while being empowered to make informed buying decisions. All of these features will help make the consumer more efficient and effective during his shopping experience.

Beyond the initial product release, plans are already being made to incorporate additional features and capabilities that promise to keep Klever Marketing in the vanguard of the shopping experience. Some of these include an intuitive and intelligent shopping list that learns what a consumer wants from their historic buying habits. Tell-a-Friend options that, through blogs and social networks such as Facebook, allows a consumer to share and receive recommendations and experiences. This form of viral marketing should prove to be an extremely valuable tool for CPG companies and grocery retailers to strengthen consumer loyalty and increase store sales. Also, integrating redemption and loyalty programs at checkout promises even more convenience for consumers in addition to generating tremendous savings.

To this end, an investment banker, Torrey Hills Capital from Del Mar California, has been hired to secure additional capital and they have identified a potential lender. A term sheet has been executed to arrange financing within a one month period subject to completion of their due diligence. While there can be no guarantee this funding will be obtained, the Company has been working diligently to arrange this next level of funding, and we are optimistic this funding will be arranged. To continue to protect the
Company’s patent rights, our patent attorneys have filed for additional trademarks on our software.

During the third quarter of 2010, 1,860,000 new shares of the Company’s common stock were issued consisting of 1,000,000 shares being issued to Torrey Hills Capital for their role in helping the Company find financing, 150,000 shares were issued to a former employee to settle a dispute and all outstanding obligations to that individual, 210,000 shares were issued to consultants and other service providers, and
500,000 were issued to an investor for $75,000 in cash.

Anticipated Business Development in the Next 12 Months

During the next twelve months, the Company will work diligently to complete its KleverSHOP, KleverNET and Klever MANAGEMENT development. Testing and rollout are on schedule for launch during the first half of 2011. Beginning in the 4th quarter 2010 the Company will also be implementing its comprehensive marketing plan to bring this new opportunity to the attention of consumers, CPGs and retailers through a number of medias – some traditional and many on the new wave of market penetration in the mobile era.
During the launch period, the Company plans to add staff to transition to full operations in preparation for our Phase 2 development. No assurance or warranty can be given that the Company will be successful in these endeavors.

Results of Operations - For the three months ending September 30, 2010, the Company had a net loss of $177,784 versus a loss of $187,502 for the comparable period in 2009. The reduced loss was due primarily to lower costs for salaries and travel coupled with lower consulting costs.

For the nine months ending September 30, 2010, the Company had a net loss of $308,253 as compared to a net loss of $399,993 for the nine months ended September 30, 3009. The decreased loss was due primarily due to less general and administrative payroll costs as the Company replaced and down sized its management team during 2009.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed research and development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to keep the
Company moving forward. From time to time, required short-term borrowings have been obtained from a principal shareholder or other related entities to obtain working capital through the issuance of restricted common stock in order to fund operations in accordance with the Company’s revised business plan.

Cash flows. Operating activities used cash of approximately $102,117 and $321,822 for the nine months ended September 30, 2010 and 2009, respectively. The improvement in cash flow was due primarily to reduced salaries and overhead costs.

The Company did not engage in any investing activities during the nine months ended September 30,
2010 and 2009, respectively.

Financing activities provided cash of approximately $85,450 and $328,577 for the nine months ended
September 30, 2010 and 2009, respectively. Financing activities are comprised of sales of the
Company’s restricted stock, and additional borrowings. Cash flows from stock issuance activity totaled
$64,000 for the nine months ended December 31, 2010 compared to $349,000 for the same period in the prior year. The down turn in the economy has made raising capital more difficult. At the present time the
Company has no bank line of credit or other assured sources of capital, but has entered into the best efforts funding commitments described above. The Company continues to explore merger, acquisition or other related business development activities with various parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered in this report, management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule,
13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2010 due to material weaknesses.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of segregation of duties within our internal controls and financial reporting. We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the
Company, which helps us achieve some segregation of duties. However, until such time as the
Company is able to hire additional financial personnel, we do not meet the optimum segregation of duties desired. In the interim, we will continue to strengthen the role of our Audit Committee and their review of our internal control procedures.

•	We have not achieved the desired level of documentation of our internal controls and procedures.
This documentation will be strengthened to limit the possibility of any lapse in controls occurring.

In light of the material weaknesses described above, we performed additional analysis and other post-
closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to further remediate the material weaknesses going forward by utilizing external financial consulting services in a more effective manner. Prior to the review by our principal independent accounting firm, management, with the help of outside consultants, will review the Company’s financial information to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

The Company plans to engage an outside consulting firm to assist them with implementing a SOX compliance program. In addition, we intend to engage a CFO at a future date who will help with our segregation of duties and internal control issues going forward.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside Professionals and
Consultants.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13(a)–15(f) and
15(d)–15(f) under the Exchange Act that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no new legal proceedings this quarter or any current proceedings on prior issues.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 30, 2010, Klever sold 500,000 unregistered shares of its common stock at $0.15 per share to a third party investor resulting in $75,000 of cash proceeds for the Company. Following the transaction, the Company had 44,400,130 shares of common stock outstanding. As of the date of the transaction, the sale represented approximately 1.14% of the Company’s outstanding shares of common stock. The
Company used the proceeds from the sale of the shares primarily to fund further development of its proprietary mobile phone technology.

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

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)
3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting
Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)
3.03	Bylaws, as amended (2)
4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of
Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)
4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred
Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)
4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred
Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)
4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred
Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)
4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A,
B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)
10.01	Separation Agreement between Paul G. Begum and the Registrant Dated January 8, 2001 (2)
10.02	Stock Incentive Plan, effective June 1, 1998 (2)
10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio
Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)
10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson
Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)
10.05	Asset Purchase Agreement, dated August 27, 2004 (6)
10.06	Software Development Works Agreement between Klever Marketing Inc. and Qualzoom Inc.
dated August 15, 2010. (7)*
10.07	Software Development Works Agreement between Klever Marketing Inc. and Briabe Media Inc.
dated September 22, 2010. (7)*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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
(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2002.
(5) Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.
(6) Incorporated herein by reference from Registrant’s Form 10QSB, dated November 19, 2004.
(7) Incorporated herein by reference from Registrant’s Form 8-K, dated November 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.
(Registrant)

DATE: November 18, 2010

By: /s/ Paul G Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

By: /s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)

