Form 10-Q/A
period 2010-03-31
KLEVER MARKETING INC
filed 2010-12-08
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

EXPLANATORY NOTE

On November 10, 2010 Klever Marketing, Inc. received a letter from the Securities and Exchange Commission (the "SEC" ) regarding our Form 10-Q for the quarter ended March 31, 2009. We have responded to the SEC's comments to our Form 10-Q in this Amendment. The purpose of the Amendment is to amend and restate Item 4, Controls and Procedures, in its entirety.  We have also modified the certifications to comply with SEC requested text. Other than the modifications noted, the certifications and this Explanatory Note, no other modifications have been made to the previously filed 10-Q.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report, Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC. (A Development Stage Company) Financial Statements - Unaudited March 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets
ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,024	$21,041
Total Current Assets	6,024	21,041
FIXED ASSETS
Office equipment	92,964	92,964
Less accumulated depreciation	(92,964)	(92,964)

Total Fixed Assets	-	-

OTHER ASSETS
Deferred stock offering costs	-	20,000
Patents, net	-	-
Total Other Assets	-	20,000
TOTAL ASSETS	$6,024	$41,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$397,152	$376,365
Accrued liabilities	691,971	674,252
Related party note payable	9,000	9,000
Notes payable	45,000	45,000
Stock deposits	11,000	11,000

Total Current Liabilities	1,154,123	1,115,617

Total Liabilities	1,154,123	1,115,617
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (par value $0.01), 2,000,000 shares authorized,
287,595 shares issued and outstanding	2,876	2,876
Common stock (par value $0.01), 250,000,000 shares authorized,
43,590,130 shares issued and outstanding	435,901	435,901
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	16,570,779	16,551,909
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,822,870)	(14,730,477)

Total Stockholders' Equity (Deficit)	(1,148,099)	(1,074,576)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,024	$41,041

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

See accompanying notes and accountants’ report.

6

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

See accompanying notes and accountants’ report.

7

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

See accompanying notes and accountants’ report.

8

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

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months ended March 31, 2010 and 2009, respectively:

	For the
	Three Months Ended
	March 31,
	2010	2009
Net loss available to
common shareholders	$(92,393)	$(106,314)

Weighted average shares	43,590,130	42,175,859

Basic and fully diluted loss per share (based
on weighted average shares)	$(0.00)	$(0.00)

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

The following table sets forth the options and warrants outstanding as of March 31, 2010 and December 31, 2009.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered in this report, management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13(a)–15(e) and 15(d)–15(e) under the Exchange Act, Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures remain ineffective as of March 31, 2010 due to material weaknesses.

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

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

DATE:      December 7, 2010

By:  /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By:  /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)