Form 10-Q/A
period 2010-06-30
KLEVER MARKETING INC
filed 2010-12-08
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-Q

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

EXPLANATORY NOTE

On November 10, 2010 Klever Marketing, Inc. received a letter from the Securities and Exchange Commission (the "SEC" ) regarding our Form 10-Q for the quarter ended  June 30, 2010. We have responded to the SEC's comments to our Form 10-Q in this Amendment. The purpose of the Amendment is to amend and restate Item 4, Controls and Procedures, in its entirety. We have also modified the certifications to comply with SEC requested text. Other than the modifications noted, the certifications and this Explanatory Note, no other modifications have been made to the previously filed 10-Q.

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

7

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three and six months ended June 30, 2010 and 2009, respectively:

	For the
	Three Months Ended
	June 30,
	2010	2009
Net loss available to
common shareholders	$(38,076)	$(106,177)

Weighted average shares	43,590,130	42,316,105

Basic and fully diluted loss per share (based
on weighted average shares)	$(0.00)	$(0.00)

	For the
	Six Months Ended
	June 30,
	2010	2009
Net loss available to
common shareholders	$(130,469)	$(212,491)

Weighted average shares	43,590,130	42,271,618

Basic and fully diluted loss per share (based
on weighted average shares)	$ (0.00)	$(0.01)

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

In addition to the claim for Arthur Portugal, there have been other claims for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of June 30, 2010 and December 31, 2009. Management is in the process of negotiating with a number of these claimants in order to conclude agreements that would allow these liabilities to be settled in the form of payment by cash, stock and stock options. The total amount being carried on the books as of June 30, 2010 is $659,808.  However, as of June 30, 2010, there is no active litigation against the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered in this report, management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule, 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures remain ineffective as of June 30, 2010 due to material weaknesses.

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