Form 10-K/A
period 2009-12-31
KLEVER MARKETING INC
filed 2010-12-09
CIK 866439

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

AMENDMENT NO. 2 TO FORM 10-K

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

On November 10, 2010 Klever Marketing, Inc. received a letter from the Securities and Exchange Commission (the "SEC" ) regarding our Form 10-K for the year ended December 31, 2009. We have responded to the SEC's comments to our Form 10-K Amendment No. 1 in this Amendment No. 2. The purpose of the Amendment is to amend and restate Item 4, Controls and Procedures, in its entirety.  We have also modified the certifications to comply with SEC requested text. Other than the modifications noted, the certifications and this Explanatory Note, no other modifications have been made to the previously filed 10-K.

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

					Options	Options		Term
Name	Officer or board	Number of shares	Share Price	Total cost	at .50	at 1.00	Date	in years

Mike Holmes	No	25000	$0.25	6,250			12/29/09	1
Ray Norris	Board	25,000	$0.30	7,500			1/4/2010	1
Susan Williams[1]	No	19,427	$0.30	5,828			11/6/09
David Darling[1]	No	5,000	$0.30	1,500			11/16/09
FTDSP[1]	No	80,734	$0.30	24,220			11/13/09

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

ITEM 9   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Management conducted an evaluation of the effectiveness of our internal control over financial reporting and disclosure based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2009, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following two material weaknesses in internal control over financial reporting:

•         The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting.  We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation.  However, until such time as the Company is able to hire a Controller, we do not meet the full requirement for separation.

•         We have not achieved the desired level of documentation of our internal controls and procedures.  This documentation will be strengthened to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

The Audit Committee is addressing these issues but is in the early stages.   The Company has no reason to believe there are any accounting lapses or issues, but there clearly is not the separation of responsibilities of a larger organization.   In the interim, we will continue to strengthen the role of our Audit Committee and their review of our internal control procedures.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

o       Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;

o       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

o       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Changes to Executive Officers and Directors

Director's Name	Age	Office	Date of change

William C. Bailey	72	Chairman	Resigned as of 12/31/08
John L. Hastings III	45	Interim Pres./CEO	Resigned as of 12/31/08
Bernadette Suckel	52	Interim COO	Resigned as of 12/31/08
Craig Poulton	49	Director	Resigned as of 12/31/08
Michael L. Mills	47	Director	Resigned as of 12/31/08
Jeremiah Cox	36	CFO	Resigned as of 12/31/08

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities
	Year			Annual	Restricted	Underlying		All Other
	Ended			Compen-	Stock	Options/	LTIP	Compen-
Name and	Dec.	Salary	Bonus	Sation	Award(s)	SAR’s	Payouts	sation
Principal Position	31	($)(1)	($)	($)	($)	(no.)	($)	($)
Paul G. Begum Chairman/CEO	2009	$0	$0	$0	$0	$0	$0	$0
Robert Campbell COO	2009	$0	$0	$0	$0	$0	$0	$0

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

(a)

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

		# of
Name and Address	Nature of	Shares
of Beneficial Owners	Ownership	Owned	Percent

Directors and Executive Officers

Paul G. Begum (through PSF Inc.)	Direct	27,090,130
P.O. Box 58045	Preferred	0
Salt Lake City, UT 84158	Options/Warrants	0
	Total	27,090,130	62.15%

Robert A. Campbell	Direct	4,691,000
7964 W. 79th Street	Preferred	0
Playa Del Rey, CA 90293	Options/Warrants	0	out
	Total	4,691,000	10.76%
Principal Shareholders
Terry Warner	Direct	4,607,262
(through Mahalo, LLC and Zedeka, LLC)	Preferred	0
	Options/Warrants	0
	Total	4,607,262	10.65%

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

1.     Financial Statements                                                                                                     Page

Report of Independent Registered Public Accountants.............................................................. F-3

Balance Sheets

   December 31, 2009 and 2008............................................................................................... F-4

Statements of Operations

   For the Years Ended December 31, 2009 and 2008

   And for the Cumulative Period from July 5, 1996 (inception of development stage)

   To December 31, 2009.......................................................................................................... F-6

Statement of Stockholders’ Equity

   From July 5, 1996 (inception of development stage) to December 31, 2009 ........................... F-7

Statements of Cash Flows

   For the Years Ended December 31, 2009 and 2008

   And for the Cumulative Period from July 5, 1996 (inception of development stage)

   To December 31, 2009.......................................................................................................... F-11

Notes to the Financial Statements.............................................................................................. F-13

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

KLEVER MARKETING, INC.

Dated: December 7, 2010                               By  /S/     Paul G. Begum

Paul G. Begum

Chairman and CEO

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2009.

Signatures                                                       Title

/S/     Paul G. Begum

William C. Bailey                                            Chairman and CEO

/S/  Robert A. Campbell

Robert A. Campbell                                        COO and CFO

/S/        Jerry P. Wright

Jerry P. Wright                                                Director

KLEVER MARKETING, INC. (A Development Stage Company) Financial Statements December 31, 2009 and 2008

The accompanying notes are an integral part of these financial statements.

C O N T E N T S

Statements of Stockholders’ Equity (Deficit) ………………………………………………………….…7

Statements of Cash Flows................................................................................................................. 11

Notes to the Financial Statements...................................................................................................... 13

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

December 31, 2009 and December 31, 2008

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

Computer equipment                                       3 years

Office furniture and fixtures                            5-10 years

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.   Fixed Assets (Continued)

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2009 and December 31, 2008

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

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.        Concentration of Credit Risk

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2009 and December 31, 2008

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2009 and December 31, 2008

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

December 31, 2009 and December 31, 2008

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

December 31, 2009 and December 31, 2008

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2009 and December 31, 2008

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

During 2009, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2009 and December 31, 2008

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

December 31, 2009 and December 31, 2008

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2009 and December 31, 2008