Form 10-K
KLEVER MARKETING INC
filed 2011-03-29
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  12b-25

NOTIFICATION OF LATE FILING

(Check one):     X

Form 10-K

Form 20-F

Form 11-K

Form 10-Q

Form 10-D

Form N-SAR Form N-CSR

For Period Ended:

Transition Report on Form 10-K Transition Report on Form 20-F Transition Report on Form 11-K Transition Report on Form 10-Q Transition Report on Form N-SAR

For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form. Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

Klever Marketing

Full Name of Registrant

N/A

Former Name if Applicable

30125 Golden Lantern, Suite E, PMB 411

Address of Principal Executive Office (Street and Number)

Laguna Niguel, CA 92677-5993

City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to

Rule 12b-25(b), the following should be completed. (Check box if appropriate)

(a)  The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

(b)  The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Qorsubject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c)  The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

SEC 1344 (04-09)

Persons  who  are  to  respond  to  the  collection  of  information  contained  in this  form  are  not  required  to  respond  unless  the  form  displays  a  currently valid   OMB   control   number.

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q,10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant was unable without unreasonable effort and expense to prepare its accounting records and schedules in sufficient time to allow its accountants to complete their review of the Registrant's financial statements for the period ended December 31, 2010 before the required filing date for the subject Annual Report on Form 10-K.  The Registrant was delayed because it was focused on launching its new product application, moving its headquarter’s offices and reviewing the company’s financial statements.  The Registrant intends to file the subject Annual Report on Form 10-K on or before the fifteenth calendar day following the prescribed due date.

(Attach extra Sheets if Needed)

PART IV — OTHER INFORMATION

(1)  Name and telephone number of person to contact in regard to this notification

Paul G. Begum

801

847-6443

(Name)

(Area Code)

(Telephone Number)

(2)  Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section

30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed ? If answer is no, identify report(s).  Yes  X  No

(3)  Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof ?

   Yes

No  X

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Klever Marketing, Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date

March 28, 2011

By

Paul G. Begum

President and Chief Executive Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative’s authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

����������� ������������� ��   ��������� ��  ����   ���������� ������� �������� ���������� (��� 18 � .� .� . 1001).

GENERAL INSTRUCTIONS

1.   This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities

Exchange Act of 1934.

2.   One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3.   A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4.   Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5.   Electronic Filers: This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit reports within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (§232.201 or §232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (§232.13(b) of this chapter).

6.     Interactive data submissions. This form shall not be used by electronic filers with respect to the submission or posting of an Interactive Data File (§232.11 of this chapter). Electronic filers unable to submit or post an Interactive Data File within the time period prescribed should comply with either Rule 201 or 202 of Regulation S-T (§232.201 and §232.202 of this chapter).

2

Endnotes

OMB APPROVAL
OMB Number: 3235-0058 Expires: April 30, 2012 Estimated average burden hours per response . . . . . 2.50
SEC FILE NUMBER
CUSIP NUMBER

X

SEC 1344 (04-09)

Persons  who  are  to  respond  to  the  collection  of  information  contained  in this  form  are  not  required  to  respond  unless  the  form  displays  a  currently valid   OMB   control   number.