Form 10-K
period 2010-12-31
KLEVER MARKETING INC
filed 2011-05-16
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-18834

Klever Marketing, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3688583
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30251 Golden Lantern Suite E, PMB 411 Laguna Niguel, CA	92677-5993
(Address of Principal Executive Offices)	(Zip Code)

(801) 847 6444

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File   and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐    No ☒

The aggregate market value of the common stock of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.05 as quoted on the OTCBB, on December 31, 2010, is $1,306,157. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.  The number of common shares held by non-affiliates of the Registrant totaled 26,123,148.

As of December 31, 2010, there were 45,921,640 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐ ;   No ☒ .

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Our ability to raise sufficient capital to fund the development of our technology and continue to fund operating expenses;
•	Our ability to get our technology to work in accordance with our technical specifications;

•	Our ability to attract customers to our products once they are developed;
•	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively.
•	Actions or inactions of third-party contractors and vendors;
•	Our ability to successfully patent and protect our intellectual property.

•	The potential that our competitors will get their products to market ahead of us.

•	General economic conditions.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of the Business”, “Risk Factors and Uncertainties”, and “Management’s Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this annual report on Form 10-K by the foregoing cautionary statements.

EXPLANATORY NOTE

On April 8, 2011, while the Company was in the final stages of preparing its 2010 10-K Report, Klever was notified that our former auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC (Chisholm) was sanctioned by the Public Company Accounting Oversight Board (PCAOB).  This action occurred as a result of activities in 2006 and 2007 with other public companies.  None of these activities involved Klever Marketing in any way.  However, this sanction resulted in de-registration of Chisholm such that they were unable to issue their consent to the 2009 financial statements, which are a necessary part of our 10-K filing.  Accordingly, our prior year financial statements had to be re-audited by our current auditor, Haynie & Company before the 10-K could be filed.  The re-audit could not be performed in time to meet the 10-K filing deadline, which resulted in Klever being late with this filing.  In connection with the requirement to re-audit, on April 27, 2011, the Company submitted a written request to the SEC requesting a waiver of having to go back and re-audit the Company’s inception to date cumulative financial statements covering the period July 5, 1996 to December 31, 2008.  On May 5, 2011, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC would not object to our request.  As such, the Company has only had the 2009 financial statements re-audited and the Company’s cumulative inception to date financial statements is labeled as unaudited in this 10-K Report.

The PCAOB action was unexpected and beyond the Company's control.  The Klever Board and management were disappointed that they were unable to release their 10-K Report on time.  However, we immediately took steps to conduct the re-audit of the 2009 financial statements and are now able to file our 2010 10-K.

PART I

ITEM 1   DESCRIPTION OF THE BUSINESS

General

Klever Inc. (the “Company”) was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit.  The Company has successfully conducted two in-store demonstrations of its technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Program.  Subsequently, in 2010, the Company shifted its business model to mobile technology and has aggressively developed new applications using this technology, which it expects to market and release in the near future.

History

The Company, which began as a part of Information Resources, Inc. (“IRI”) in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990.  At the time of the spinoff, a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993.  The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  During the period from July 5, 1996 to December 31, 2003, the Company was in a development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

In August 2004, the Company signed a partnership contract with Fujitsu Transaction Solutions (“Fujitsu” or “FTXS”).  Under this contract, Fujitsu committed to manufacture and develop the hardware for a cart-based, advertising and promotional device offering (the U-Scan Shopping Cart), to develop relevant and required software and applications to support the device, to act as sales lead for the solution and hardware sell-in process and to provide for technical installations, IT implementation, and support for all retail locations.  The Company and Fujitsu agreed to jointly share responsibility for marketing into Fujitsu’s current retail client base for the initial nationwide sales effort.  The Company likewise agreed to act as sales lead for the participant sell-in of advertising and promotion space to both retailers and manufacturers.

In 2007, the Company was informed by Fujitsu that they were restructuring their US management team and had reprioritized their go-to-market model, which would no longer include pursuing the joint deployment of U-Scan Shopping Carts in the US marketplace, as this was no longer part of their US business strategy. As a result, Fujitsu amicably disengaged from collaborative deployment discussions with the Company.  Fujitsu paid the Company $25,000 related to the sale of its international Patents and Patent work done by the Company on Fujitsu’s behalf.  Importantly post-Fujitsu through 2008, the Company pursued alternative deployment approaches; continued efforts to protect its Patents against potential infringement; and explored opportunities to deploy its product with interested retailers.

During 2009, The Company made a number of significant structural changes, followed by a successful rollout and demonstration of an updated product – all accompanied by continued strengthening of its patent portfolio.  The prior board of directors resigned at the end of 2008 and a new, revitalized board of directors was installed in January, 2009 with plans to develop a technically improved, significantly lower cost wireless shopping cart unit for installation with a major retailer chain.  This upgraded unit was designated the Giving Cart™ with its Retailer Chime Time ™ Rewards Program.     The Company’s founder, Paul G. Begum, was reinstated on the Board and is the current operating CEO.  Under the returning chairman’s guidance, the Company was able to focus its resources on new technology developments. Financing was obtained for an updated wireless portable shopping cart unit taking advantage of improved technologies available since the last product release.  This unit was produced at a significantly lower cost with significant software improvements that allow for rapid and efficient data updates to improve the effectiveness of advertising.

The Company achieved a rapid 6-month product development, and a pilot store was installed in August, 2009 followed by a successful 3-month product demonstration at The Market in Park City, Utah.

To continue to protect the Company’s patent rights, our patent attorneys filed and obtained additional trademarks, including comprehensive new “wrap around” patents.

2010 Shift to Mobile Phone Development

During 2010, the Company embarked on a major restructuring of its product line.  After years of successful development of electronic shopping cart mounted devices, the Company recognized that mobile technology was advancing so rapidly that Klever could now shift its product to this more efficient platform and take advantage of its expanded capabilities.  Accordingly, the Company embarked on a rapid transition plan.

The first step was to conduct rigorous due diligence to determine how Klever could expand its product offering to take advantage of mobile technology and social networking communications.  The Company wanted to not only develop an advanced application but also secure a position in the mobile service industry to grocers that would place it above competition from other applications.  The Company called upon the services of a highly regarded corporate planner/strategist from Innovus to work with the Company in a series of workshops to help define the market niche and assure the approach was correct.  Innovus helped to refine and expand the horizon to define a very attractive combination of products and services that are expected to deliver a highly differentiated solution.  They are continuing to work with Klever as an integral part of our team to ensure the rapid adoption of the Company’s products and services by Consumer Packaged Goods (“CPG’) companies and grocery retailers.

The Company subsequently teamed with a highly qualified mobile phone technology company from Venice, California, Briabe Media, Inc., who helped expand the creative vision.  They prepared the requirements documents along with assistance in developing a marketing plan for this new medium.  With the concept, market segments and requirements completed, Klever then took the next important step of  hiring a highly qualified development team from San Diego, Qualzoom, Inc., who developed the application, now called KleverShop and the important backend database now called KleverNet.  With this technology the Company intends to implement an advanced recommendation engine and unique coupon recommendation engine that will help consumers buy the products they want and allow retailers and CPG manufacturers to reach consumers with new and complimentary products they will want to purchase with the available discounts and redemptions.

The new product line combines the best features of our previous shopping cart technology with the new mobile, cloud computing and database technologies that could lead to fundamental changes in how impressions are made that entice customers to buy products. The Klever shopping experience begins with the creation of the shopping list. Whether they are items scanned in the home or items identified using an electronic shopping list template or through a downloaded recipe, the consumer can easily build a shopping list. The Company believes that the Klever system will make building a shopping list efficient and fun for the consumer while simultaneously creating the first touch point for learning their preferences and needs. With the initial shopping list complete, consumers will no longer need to wade through an ocean of coupons looking for the few they want. Instead, the coupons they want and need will come to them automatically. Additionally, CPG companies and retailers will have the opportunity to up sell their products and make a direct and targeted impression on the consumer which should significantly contribute to basket up lift. This business model not only will save the consumer valuable time, but the simplicity of this process which is a key differentiator for Klever Marketing, is expected to save the CPG companies and retailers time and money.

Using GPS capabilities, consumers can identify, select and check into the grocery store of their choice. Once in the grocery store, the consumer’s mobile device will become an indispensable shopping tool. Key features that consumers will benefit from with the Klever system include receiving personalized messages and special offers, taking advantage of in-store services such as placing deli and pharmaceutical orders, and redeeming coupons at checkout. With a simple scan or on-line retrieval, the consumer will be able to receive important information about a product while being empowered to make informed buying decisions. All of these features will help make the consumer more efficient and effective during their shopping experience.

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

In order to focus on this new mobile phone transition, the Company moved its headquarters from Salt Lake City, Utah to Orange County, California, and Company officers now reside in Southern California.

Anticipated Business Development in the Next 12 Months

The Company is continuing its active operations.  The KleverShop and KleverNet mobile applications programming has completed its initial phase and are now in the systems and integration testing phase, to be followed by several months of software completion prior to a beta product.  During the next twelve months, the Company plans to work diligently to implement its KleverShop mobile phone application and API portals along with its supporting KleverNet database in an effort to increase shareholder value.  The Company will also be implementing its comprehensive marketing plan to bring this new opportunity to the attention of consumers, CPGs and retailers through a number of medias – some traditional and many on the new wave of market penetration in the mobile era.  We plan to conduct demonstration tests with retailers and develop close ties with several leading CPG companies.  During the launch period, the Company plans to add staff to transition to full operations in preparation for Phase 2 development. Additional financing is also being sought to fully implement the new business model and technology.   No assurance or warranty can be given that the Company will be successful with these efforts.

ITEM 1A.	RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the development of new technology, our business is inherently risky.  Our common shares are considered speculative during the development of our new business operations.  Prospective investors should consider carefully the risk factors set out below.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report to our audited consolidated financial statements for the year ended December 31, 2010, indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

Because of the unique difficulties and uncertainties inherent in technology development, we face a risk of business failure.

Potential investors should be aware of the difficulties normally encountered by companies developing new technology and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of new technology with limited personnel and financial means.  These potential problems include, but are not limited to, unanticipated technical problems that extend the time and cost of product development, or unanticipated problems with the operation of our technology or that with which we are licensing that also extend the time and cost of product development.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the full development and marketing of our mobile products, and we will need to obtain additional financing in order to complete our business plan.   We currently have minimal operations and no income.

Our business plan calls for significant expenses in connection with developing our mobile phone technology and paying our current obligations.  The Company currently does not have sufficient funds to complete the development of its technology and to pay its obligations.  As a result, the Company will require additional financing to execute its business plan.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including investor acceptance of our technology and current financial condition as well as general market conditions.  These factors affect the timing, amount, terms or conditions of additional financing unavailable to us.  And if additional financing is not arranged, the company faces the risk of going out of business.

The most likely source of future funds presently available to us is through the additional sale of equity capital or through a convertible debt instrument. Any sale of share capital will result in dilution to existing shareholders.

There is no history upon which to base any assumption as to the likelihood we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty reselling their shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket.  In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent reselling of shares and may cause the price of the shares to decline.

Technology companies face intense competition.  We will have to compete with our competitors for financing and for qualified managerial and technical employees.

The technology industry is intensely competitive in all of its phases. Competition includes large established technology companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to become a leader in our industry and attract and retain qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our technology development and commercialization efforts may be slowed down or suspended.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC BB exchange under the symbol KLMKE.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

ITEM 2.  DESCRIPTION OF PROPERTY

None

ITEM 3.  LEGAL PROCEEDINGS

The Company has no current legal proceedings.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during 2010.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The stock is traded on the Electronic Bulletin Board under the trading symbol KLMK.  The Company has 250 million authorized common shares.

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years.  The information below was provided by Wilson Davis & Company and reflects the highest and lowest closing prices during each quarter.

2010:	High	Low
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.01
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.08	$0.03

2009:	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.13	$0.05
Third Quarter	$0.11	$0.05
Fourth Quarter	$0.10	$0.02

The number of shareholders of record of the Company's common stock as of December 31, 2010 was approximately 897.

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

On January 12, 2010, 50,000 shares of common stock were returned to the Company by Robert Campbell to correct an error by the registration agent.

On August 30, 2010, the Company issued 500,000 shares of common stock to the Isaac Azar Enteminan Trust for cash of $75,000.  The shares were valued at $.15 per share.

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

Name	Officer or Board	Number of Shares	Share Price	Option Price	Total Cost	Date	No. of Years
Ray Norris	Board	25,000	n/a	$0.30	$7,500	01/04/10	1
Steve Wilt - Innovus (a)	No	60,000	$0.30		$18,000	07/28/10
Anthony Begum	No	100,000	$0.15		$15,000	08/30/10
Arthur Portugal (b)	No	150,000	$0.20		$30,000	08/30/10
Isaac and Izar Eteminan Trust	No	500,000	$0.15		$75,000	08/30/10
Torrey Hills Capital (d)	No	1,000,000	n/a		n/a	09/15/10
Okhyup Choi Kim	No	50,000	n/a		n/a	09/17/10
AGS Capital Group, LLC (e)	No	150,000	n/a		n/a	11/11/10
Arbinger Institute (b)	No	167,572	$0.25		$41,893	12/17/10
Red Roofing Construction Co. (b)	No	120,000	$0.25		$30,000	12/17/10
DBH Consulting (a)	No	33,938	$0.20		$6,788	12/17/10

(a) Stock issued in lieu of expense
(b) Stock issued in lieu of debt
(d) Stock subsequently returned
(e) Stock subsequently cancelled
(f) Stock issued in exchange for free trading shares

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

We advise anyone relying upon this report that any statement of earnings by the Company for the calendar year ending 2010 have been obtained partially through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the Company from operations. The Company is dependent on obtaining additional capital or an operations partner in order to complete its mobile technology deployment and makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Results of Operations - For the year ended December 31, 2010, the Company incurred a net loss of $393,001 as compared to a net loss of $555,411 for the year ended December 31, 2009.  The 2010 net loss is primarily the result of expenditures on development of the Company’s mobile applications and ongoing administrative expenses.   The Company remains in the product development stage and had no revenue in 2010 or 2009.  During 2010, the Company’s expenditures were directed at defining and validating the Company's new direction, preparing mobile application requirements and developing the software to meet these requirements, contacting retailers and CPG companies to confirm the marketability of the application and database.

General and administrative expenses for the year ended December 31, 2010 decreased by $39,612 or 9% to $379,145 from $418,757 for the year ended December 31, 2009.  The primary reason for the overall decrease in general and administrative expenses is due to decreases in payroll expenses, legal expenses and stock compensation of $94,934, $53,454, and $24,065, respectively.  These decreases were partially offset by increases in accounting fees of $33,495 resulting primarily from the Company changing auditors as well as engaging a third party financial consultant.  During 2010, the Company recorded $60,000 for contributed services which relate to the estimated fair value of services provided by the Company’s CEO and COO who took no compensation during 2010.

During the year ended December 31, 2010, research and development costs decreased by 20% from $118,149 in 2009 to $95,225.  During 2010, the Company incurred more costs to develop its technology that it did in 2009; however, the decrease in R&D expenses was due primarily to the Company obtaining technological feasibility with its mobile software development and capitalizing $72,500 of development costs.

Other income (expense) increased to $81,810 in 2010 from ($18,505) in 2009 representing an increase of $100,315.  The increase is primarily due to the Company recording $102,422 of forgiveness of debt income in connection with the Company entering into settlement agreements with two of its creditors during 2010.

Liquidity and Capital Resources – The Company has not received, recorded, or consolidated revenue from ongoing operations and has relied on equity transactions and loans to fund development of our business plan and the costs of ongoing operations.  Management intends to raise additional funds through selling private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.

Cash used by operating activities – Management worked diligently this year to reduce cash expenditures with the result that cash used for operating activities totaled $74,370 for 2010 compared with $437,252 for 2009, a reduction of $362,882.  The decrease in cash used by operating activities was primarily due to a smaller net loss for 2010 of $393,001 as compared to 2009 where the Company incurred a net loss of $555,411.  In addition, non-cash expenses related to shares issued for services, warrants and options, and contributed services increased from $42,921 in 2009 to $259,658 in 2010.  Another contributing factor to the overall decrease in cash used by operating activities was due to an increase in accounts payable of $126,519 as of December 31, 2010 as compared to December 31, 2009.

Cash used by investing activities – During the year ended December 31, 2010, the Company incurred $65,000 of cash expenses that were capitalized in connection with its software development activities of its mobile phone application as the Company reached technological feasibility.  Prior to 2010, the Company expensed all of its development costs as research and development expenses.

Cash provided by financing activities – Cash provided from financing activities totaled $119,950 for 2010 as compared to $457,442 for 2009.  During 2010, the Company raised $75,000 from issuing stock to a private investor as compared to $450,028 of proceeds from issuing stock in 2009.  During 2010, the Company also received $44,950 from proceeds from loans made by officers and companies controlled by the officers of the Company.

As of December 31, 2010, our cash position was $1,071, compared with $21,041 as of December 31, 2009.  We anticipate continuing development and marketing expenses in future periods as the Company further develops its technologies.  We anticipate hiring additional employees for this development, but this hiring is not planned to occur prior to obtaining additional capital.  The Company requires working capital principally to complete testing and market its new mobile products and to continue research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock.  There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings.  From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions.  There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

•

the Company may not obtain the equity funding or short-term borrowings necessary to market and launch its mobile applications.

•

the product launch may take longer to implement than planned

ITEM 8.   FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements and financial statement schedules included.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15(f) and 15d-15(f), due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and disclosure based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2010, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following three material weaknesses in internal control over financial reporting:

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

•

We have not achieved the desired level of corporate governance with regard to our monitoring and ensuring compliance with regard to our authorized shares for preferred stock and in ensuring that stock certificates are issued to subscribers in a timely manner.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

The Audit Committee is working to address these issues but is in the early stages and the Company’s lack of financial resources makes it difficult for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.   In the interim, we will continue to strengthen the role of our Audit Committee and their review of our internal control procedures.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                Age           Office                                 Term Expires

Paul G. Begum

68

Chairman/CEO

Next annual shareholder meeting

Robert A. Campbell

67

COO and CFO

Next annual shareholder meeting

Jerry P. Wright

58

Director

Next annual shareholder meeting

Paul G. Begum, Founder, age 68 returned to the Board of Directors in February, 2007.  Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical production. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell age 67 recently retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world.  He has been responsible for the design and implementation of major software developments and installations.  He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia.  He has broad experience in both managing day-to-day project operations and a portfolio of programs.  Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright age 58 is former CEO and President of United Potato Growers of Idaho with a broad experience in the food production, packaged goods manufacturing and retail sales industries.  Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with.  Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations.  His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing.  Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

Director's

Name

 Age

Office

 Date of change

Ray Norris

Director

Resigned as of 12/31/09

Audit Committee

As of December 31, 2010, the Company had one active board committee, the Audit and Compliance Committee.  D. Paul Smith, CPA and Donald Pickett, CPA serve on this committee.  The committee meets annually to determine auditors and scope of the audit, as well as reviews of the 10K and all audited financials.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

As shown in the following table, no executive or officer compensation was made during 2010, nor were any of these officers or directors compensated in 2009.  Officers and directors receiving compensation from the Company prior to 2009 are no longer with the Company.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities
	Year			Annual	Restricted	Underlying		All Other
	Ended			Compen-	Stock	Options/	LTIP	Compen-
Name and	Dec.	Salary	Bonus	Sation	Award(s)	SAR’s	Payouts	sation
Principal Position	31	($)(1)	($)	($)	($)	(no.)	($)	($)
Paul G. Begum Chairman/CEO	2010	$0	$0	$0	$0	$0	$0	$0
Robert Campbell COO	2010	$0	$0	$0	$0	$0	$0	$0

 Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2010, to the chief executive officer, chief financial officer, and directors of the Company.  As shown, no grants of options took place and no options are outstanding as of December 31, 2010.

Name	Shares Acquired on exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money options ($) (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul G. Begum	0	$0	$0	$0	$0	$0
Robert A. Campbell	0	$0	$0	$0	$0	$0

(a) Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company has adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially shares of stock that have more than 5% of the 62,661,440 (45,921,640 common   plus 16,739,800 preferred)  votes as of December 31, 2010.  The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director and Officer Loans to the Company

Loans were made to the Company during 2010 by two directors in the following amounts:

From

Amount

Accrued Interest

Paul G. Begum

(through PSF Inc.)

$6,500

 $39

Paul G. Begum

(through Tree of Stars, Inc)

$5,000

$170

Robert A. Campbell

$33,450

$688

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees billed to the Company by Haynie & Company and Chisholm, Bierwolf, Nilson & Morrill, LLC for professional services rendered for the years ended December 31, 2010 and 2009, respectively.

Service	2010	2009
Audit Fees	$8,500	$14,300
Audit-Related Fees	-	-
Tax Fees	-	$200
All Other Fees	-	-
Total	$8,500	$14,500

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related other services that are normally provided by Haynie & Company and Chisholm, Bierwolf, Nilson & Morrill, LLC in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

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

The Audit Committee pre-approved 100% of the Company’s 2010 and 2009 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 10-K

      (a)     The following documents are filed as part of this report.

1.     Financial Statements

Page

Report of Independent Registered Public Accountants

F-3

Balance Sheets

   December 31, 2010 and 2009

F-4

Statements of Operations

   For the Years Ended December 31, 2010 and 2009

   and for the Cumulative Period from July 5, 1996 (inception of development stage)

   to December 31, 2010

F-5

Statement of Stockholders’ Equity

   From July 5, 1996 (inception of development stage) to December 31, 2010

F-6

Statements of Cash Flows

   For the Years Ended December 31, 2010 and 2009

   and for the Cumulative Period from July 5, 1996 (inception of development stage)

   to December 31, 2010

F-9

Notes to the Financial Statements

F-11

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

10.01              Separation Agreement between Paul G. Begum and the Registrant,

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

10.05

Asset purchase agreement dated August 27, 2004 (6)

10.06	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (7)
10.07	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (7)

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

(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2002.

(5)  Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.

(6)  Incorporated herein by reference from Registrant’s Form 10QSB, dated November 19, 2004.

(7)  Incorporated herein by reference from Registrant’s Form 8-K, dated November 19, 2010.

(b) Reports Filed on Form 8-K

On November 19, 2010, the Company filed an 8-K announcing that the Company had entered into two material agreements with regard to the Company’s technology development.

On March 23, 2011, the Company filed an 8-K announcing that the Company had appointed new auditors.

On April 15, 2011, the Company filed an 8-K announcing that the Company would be unable to file its December 31, 2010 10-K on time.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLEVER MARKETING, INC.

Dated:

By  /S/     Paul G. Begum

Paul G. Begum

Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of May 2011.

Signatures

Title

/S/     Paul G. Begum

Chairman and CEO

Paul G. Begum

/S/  Robert A. Campbell

Robert A. Campbell

COO and CFO

/S/ Jerry P. Wright

Jerry P. Wright

Director

0

KLEVER MARKETING, INC.

(A Development Stage Company)

Financial Statements

As of December 31, 2010 and 2009

and for the Years Ended December 31, 2010 and 2009 and for the Period from Inception July 5, 1996 to December 31, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Stockholders’ Equity (Deficit)    …………………………………………………………F-6

Statements of Cash Flows

F-9

Notes to the Financial Statements

F-11

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors

Klever Marketing Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Klever Marketing Inc.(A Development Stage Company) as of December 31,  2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing Inc. (a Development Stage Company) as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has no current source of revenue and suffered losses from operations since inception and also is dependent on financing to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of assets and liabilities that might result in the event the Company cannot continue in existence.

We were not engaged to audit, and we did not audit, the related statements of operations, stockholders’ equity (deficit) and cash flows from inception (July 5, 1996) through December 31, 2010, and accordingly, we express no opinion or any other form of assurance on them.

/S/ Haynie & Company

Salt Lake City, Utah

May 16, 2011

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2010

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be Issued	Subscription Receivable	Treasury Stock	Paid in Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount							
Balance, December 31, 1995 (Unaudited)	247,100	$ 2,471	12,210,949	$ 122,109	$ -	$ -	$ -	$ 74,022,028	$ (103,351,248)	$ -	$ (29,204,640)
January 1996, shares issued in connection with merger	(247,100)	(2,471)	(3,784,905)	(37,849)	5,059	-	-	(70,257,358)	100,017,463	-	29,724,844
Shares issued for cash at $0.50-$3.00 per share	-	-	314,287	3,143	-	-	-	507,932	-	-	511,075
Shares issued in exercise of options at $1.00-$1.25 per share	-	-	130,000	1,300	-	-	-	136,200	-	-	137,500
Shares issued for services at $1.25 per share	-	-	14,282	143	-	-	-	17,710	-	-	17,853
Shares issued for receivable at $1.00-$3.00 per share	-	-	-	-	407	-	-	101,543	-	-	101,950
Shares issued to officer and employee for patents	-	-	-	-	2,250	-	-	130,500	-	-	132,750
Net loss in the year ended December 31, 1996	-	-	-	-	-	-	-	-	-	(831,814)	(831,814)
Balance, December 31, 1996 (Unaudited)	-	-	8,884,613	88,846	7,716	-	-	4,658,555	(3,333,785)	(831,814)	589,518
Shares issued for cash at $0.01 - $3.00 per share	-	-	228,150	2,282	49	-	-	449,976	-	-	452,307
Shares issued to officers for loans at $0.08 - $1.82 per share	-	-	249,444	2,494	-	-	-	74,287	-	-	76,781
Shares issues for services at $0.50 - $2.59 per share	-	-	10,398	104	-	-	-	7,391	-	-	7,495
Share issued to officers for patents	-	-	260,813	2,608	(2,250)	-	-	1,892	-	-	2,250
Shares issued for cash and receivables at $1.75 - $2.00 per share	-	-	58,286	583	(100)	-	-	85,267	-	-	85,750
Shares issued to Videocart creditors	-	-	97,610	976	(976)	-		-	-	-	-
Shares issued for research and development at par	-	-	-	-	464	-	-	-	-	-	464
Shares issued for employee compensation at $2.50 per share	-	-	6,000	60	-	-	-	14,940	-	-	15,000
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	-	(755,594)	(755,594)
Balance, December 31, 1997 (Unaudited)	-	-	9,795,314	97,953	4,903	-	-	5,292,308	(3,333,785)	(1,587,408)	473,971
Shares issued for cash at $1.50 - $3.00 per share			294,059	2,941	(100)		-	612,416			615,257
Shares issued for services at $2.00 - $7.80 per share	-	-	13,648	136	-	-	-	43,590	-	-	43,726
Shares issued for employee compensation at $2.19 - $3.06 per share	-	-	4,363	44	-	-	-	9,954	-	-	9,998
Shares issued for accounts receivable at $1.50 - $2.12 per share	-	-	129,437	1,294	-	-	-	209,671	-	-	210,965
Shares issued for 1,500 shares of Avtel stock at $3.00 per share	-	-	4,125	41	-	-	-	12,334	-	-	12,375
Shares issued for research and development contract	-	-	46,366	464	(464)	-	-	-	-	-	-
Shares issued to officer for patent at $2.94 per share	-	-	150,000	1,500	250	-	-	512,313	-	-	514,063
Shares returned at $1.58 per share	-	-	(42,493)	(425)	-	-	-	(66,667)	-	-	(67,092)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	-	(1,496,926)	(1,496,926)
Balance, December 31, 1998 (Unaudited)	-	$ -	10,394,819	$ 103,948	$ 4,589	$ -	$ -	$ 6,625,919	$ (3,333,785)	$ (3,084,334)	$ 316,337

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2010

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be Issued	Subscription Receivable	Treasury Stock	Paid in Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount							
Balance, December 31, 1998 (Unaudited)	-	$ -	10,394,819	$ 103,948	$ 4,589	$ -	$ -	$ 6,625,919	$ (3,333,785)	$ (3,084,334)	$ 316,337
Shares issued for cash at $1.96 - $3.00 per share	-	-	701,525	7,015	-	-	-	1,649,949	-	-	1,656,964
Shares issued for employee compensation at $1.95 - $2.34 per share	-	-	2,995	30	-	-	-	6,187	-	-	6,217
Shares issued for exercise of options at $0.52 - $0.86 per share	-	-	238,271	2,383	-	-	-	200,342	-	-	202,725
Shares returned at $0.67 - $1.58 per share	-	-	(62,489)	(625)	-	-	-	(107,047)	-	-	(107,672)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	-	(1,734,623)	(1,734,623)
Balance, December 31, 1999 (Unaudited)	-	-	11,275,121	112,751	4,589	-	-	8,375,350	(3,333,785)	(4,818,957)	339,948
Shares issued for cash at $1.07 - $2.75 per share	-	-	279,742	2,798	-	-	-	532,754	-	-	535,552
Preferred shares issued for cash at $17-$26 per share	84,576	846	-	-	-	-	-	1,827,529	-	-	1,828,375
Shares issued for employee compensation at $3.99 per share	-	-	74,608	746	-	-	-	296,939	-	-	297,685
Shares issued for exercise of stock options at $0.86 - $1.07 per share	-	-	597,778	5,978	-	-	-	511,931	-	-	517,909
Shares issued for accounts payable at $2.75 - $3.00 per share	-	-	9,488	95	-	-	-	26,649	-	-	26,744
Paid-in capital from treasury stock transaction	-	-	-	-	-	-	-	16,180	-	-	16,180
Shares canceled and converted to preferred shares at $2.75 per share	-	-	(100,000)	(1,000)	-	-	-	(274,000)	-	-	(275,000)
Conversion of note payable to preferred shares at $26 per share	9,615	96	-	-	-	-	-	249,904	-	-	250,000
Shares issued that were paid for in 1997	-	-	23,334	233	(233)	-	-	-	-	-	-
Shares issued for services at $0.89 per share	-	-	2,697	27	-	-	-	2,373	-	-	2,400
Shares returned at $1.73 - $2.12 per share	-	-	(10,000)	(100)	-	-	-	(19,150)	-	-	(19,250)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	-	(4,066,283)	(4,066,283)
Balance, December 31, 2000 (Unaudited)	94,191	942	12,152,768	121,528	4,356	-	-	11,546,459	(3,333,785)	(8,885,240)	(545,740)
Shares issued for cash at $0.82 per share	-	-	4,685	47	-	-	-	3,795	-	-	3,842
Preferred shares issued for cash at $6.60 per share	6,061	60	-	-	-	-	-	39,940	-	-	40,000
Preferred shares issued for payment of note payable at $6.60 per share	68,182	682	-	-	-	-	-	449,318	-	-	450,000
Shares canceled for nonpayment	-	-	(4,694)	(47)	-	-	-	(9,903)	-	-	(9,950)
Shares issued for research and development expenses at $1.00 per share	-	-	15,000	150	-	-	-	14,850	-	-	15,000
Shares issued for general and administrative expenses at $0.66 per share	-	-	507,048	5,070	-	-	-	329,581	-	-	334,651
Shares returned to Company for accounts receivable of $98,375	-	-	-	-	-	-	(1,000)	(97,375)	-	-	(98,375)
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	-	(2,342,405)	(2,342,405)
Balance, December 31, 2001 (Unaudited)	168,434	$ 1,684	12,674,807	$ 126,748	$ 4,356	$ -	$ (1,000)	$ 12,276,665	$ (3,333,785)	$ (11,227,645)	$ (2,152,977)

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Unaudited From Inception of Development Stage On July 5, 1996 Through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net income (loss)	$ (393,001)	$ (555,411)	$(15,123,478)
Adjustments to reconcile net loss to net cash used by operating activities:			
Stock issued for general and administrative	195,788	40,800	1,241,570
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	(15,556)	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options and warrants	3,870	2,121	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	(102,422)	(4,837)	(107,259)
Services contributed by officers	60,000		60,000
Changes in operating assets and liabilities:			
(Increase) decrease in accounts receivable	-	-	62,281
(Increase) decrease in other assets and prepaids	(35)	-	89,203
(Increase) in deferred stock offering costs	20,000	(20,000)	-
Increase (decrease) in accounts payable	126,519	93,277	433,900
Increase (decrease) in accrued liabilities	14,911	22,354	595,937
Net Cash Used by Operating Activities	(74,370)	(437,252)	(10,226,457)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Acquisition/sale of equipment, net	-	-	(587,801)
Capitalized software development costs	(65,000)	-	(65,000)
Acquisition/sale of patents and other intangibles	(550)	-	24,539
Acquisition/sale of stock, net	-	-	12,375
Net Cash Used by Investing Activities	$ (65,550)	$ -	$ (615,887)

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	**Unaudited** From Inception of Development Stage On July 5, 1996 Through December 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:			
Stock deposit	$ -	$ -	$ 11,000
Stock subscription received	-	23,000	23,000
Proceeds from capital stock issued	75,000	450,028	7,575,201
Proceeds from loans	44,950	-	3,518,202
Change in line-of-credit	-	(15,586)	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)
Net Cash Provided by Financing Activities	119,950	457,442	10,818,741
NET INCREASE (DECREASE) IN CASH	(19,970)	20,190	(23,603)
CASH AT BEGINNING OF PERIOD	21,041	851	24,674
CASH AT END OF PERIOD	$ 1,071	$ 21,041	$ 1,071
SUPPLEMENTAL DISCLOSURES			
Cash Paid For:			
Interest	$ -	$ 3,326	$ 3,326
Income taxes	$ 441	$ -	$ 1,741
Non-Cash Transactions for Investing and Financing Activities:			
Common stock issued in lieu of debt	$ 30,000	$ 24,220	
Common stock issued in lieu of debt with related parties	$ 9,000		
Common stock issued for capitalized software development consulting services to a related party	$ -		
Common stock issued to pay accrued liabiilties	$ 70,393		
Accrual for preferred stock dividends payable with preferred shares	$ 385,144

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Klever Marketing, Inc. (the “Company”) was organized under the laws of the State of Delaware in December 1989.  The Company was in the development stage from 1989 to 1991.  The Company was an operating company from 1992 to December 8, 1993 when it filed petitions for relief under Chapter 11 bankruptcy.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc. The Company has been in the development stage since that time.

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture, market and distribute an electronic shopping cart for in-store advertising, promotion and media content and retail shopper services, which have potential for profit.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $393,001 during the year ended December 31, 2010.  As of that date, the Company’s current and total liabilities exceeded its current assets by $1,474,220.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and/or debt financings to continue to fund its product development costs and ongoing operating expenses. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2010, the Company had cash and cash equivalents of $1,071.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010. However management cannot make any assurances that such financing will be secured.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a.

Accounting Method

The Company’s financial statements are prepared in accordance with US GAAP and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the financial statements. The significant accounting policies used in these financial statements are as follows:

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

c.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents as of and for the year ended December 31, 2010 and 2009.

d.

Intangibles

The Company capitalizes the cost of intangible assets with finite lives and amortizes them over their respective estimated useful lives using the straight-line method.  Prior to 2010, all of the Company’s intangible assets were fully amortized.  During 2010, the Company purchased a domain name which has an indefinite useful life and is not subject to amortization but is subject to impairment testing.  As of December 31, 2010 and 2009, the Company’s intangible assets had useful lives of 10-14 years and consisted of certain patents, trademarks and other intangible assets.  These assets had a cost of $775,595, accumulated amortization of $775,045, and had a net book value of $550 as of December 31, 2010. As of December 31, 2009, the Company had intangibles with a cost of $775,045 that were fully amortized.

e.

Stock Options

The Company accounts for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), (formerly SFAS 123(R)). ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Deferred Stock Offering Costs

The Company has paid a non-refundable investment banking fee of $20,000 during the year ended December 31, 2009 to an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support its growth and working capital requirements.  During 2010, the investment banking firm failed to raise any capital for the Company.  As a result, the Company terminated the agreement and wrote off the Deferred Stock Offering Costs.

g.

Fixed Assets

Fixed assets are stated at cost. Fixed assets have been fully depreciated and disposed of and have a net book value of $0 as of December 31, 2010 and 2009.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment

3 years

Office furniture and fixtures

5-10 years

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010.

Expenditures for maintenance and repairs are charged to expense as incurred.  Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.  Depreciation expense was $0 for the years ended December 31, 2010 and 2009.

h.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value measurement hierarchy are as follows:

Level 1 - inputs represent quoted prices in active markets for identical assets or liabilities (for example, exchange-traded commodity derivatives).

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 3 - inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in the Company’s internally developed present value of future cash flows model that underlies the fair-value measurement).

In determining fair value, the Company utilizes observable market data when available, or models that incorporate observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based upon the lowest level of input that is significant to the fair-value measurement.

The carrying amount of cash, accounts payable, accrued liabilities, and notes payable on the balance sheet approximates fair value as of December 31, 2010 and 2009.

i.

Revenue Recognition

The Company is currently in the development stage and has no revenues from its operations.

j.

Net Loss per common share

Net loss per common share calculations are based on the weighted average number of shares (including Exchangeable Shares) outstanding during the period. Fully diluted loss per share has not been presented separately as the outstanding convertible preferred stock, warrants and options are anti-dilutive for each of the periods presented.

k.

Concentration of Credit Risk

The Company has no significant concentrations of credit risk.

l.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the applicable accounting guidance for business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable readers to evaluate the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with valuation allowances related to business combinations will be recorded through income tax expense. The Company adopted the revised guidance and the adoption did not have a significant impact on its results of operations or financial condition.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the treatment of non-controlling interests in a subsidiary. Non-controlling interests in a subsidiary are reported as a component of equity in the consolidated financial statements and any retained non-controlling equity investment when a subsidiary is deconsolidated is initially measured at fair value. The Company adopted the guidance and the adoption did not have a significant impact on its results of operations or financial condition.

In April 2009, the FASB issued guidance that requires publicly-traded companies to disclose the fair value of financial instruments in interim financial statements. The Company adopted this guidance and the adoption resulted in expanded disclosures, and the adoption did not have a significant impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a significant impact on the Company’s financial statements.

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company will adopt this guidance in the beginning of fiscal year 2011 and does not believe the adoption will have a significant impact on its results of operations or financial condition.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (ASC 740), Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 4 - INCOME TAXES (Continued)

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

As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2010 or 2009.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

As of December 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $17.9 million that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions.  Tax years 2008 to current remain open to examination by U.S. federal and state tax authorities.

The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31, 2010 and 2009, respectively.  The deferred tax asset was calculated using a U.S. statutory tax rate of 34%.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 4 - INCOME TAXES (Continued)

The components of income tax expense are as follows for the year ended December 31, 2010 and 2009, respectively.

The Company did not have any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 5 - RESEARCH AND DEVELOPMENT

The Company continues to develop its technology which facilitates the use of in-store advertising and coupon services through various technologies.  As time and technology have progressed, the system being developed by the Company comprises mobile and other state of the art technology that facilitates retailers and package good company providing "product specific" point-of-purchase advertising to its customers.

During the years ended December 31, 2010 and 2009, the Company expended $95,225 and $118,149, respectively, for research and development of the technology involved with its patents.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 6 -

STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION

Common Stock

Stock Deposit

As of December 31, 2010 and 2009, the Company has received a total of $11,000 as stock deposits for shares to be issued.

Authorized Shares

Effective October 2, 2009, the Company’s board of directors approved an amendment to the Company’s Articles of Incorporation to increase the authorized common shares from 50,000,000 shares to 250,000,000 shares.

Contributed Services

As a result of the limited financial resources that the Company has and due to management’s belief that completing the development of the Company’s technology will ultimately allow the Company to generate cash flows to fund operations and to increase shareholder value, the Company’s CEO and COO have continued to work on behalf of the Company without taking any compensation.  For the year ended December 31, 2010, the Company recorded a charge of $60,000 which represents the estimated fair value of the services contributed by these individuals.

2010 Common Stock Issuances

During the year ended December 31, 2010, the Company issued 93,938 shares of common stock to various third party product development and financial consultants in exchange for services rendered at a weighted average share price of $.23.  The Company recorded expense of $21,788 in connection with these transactions.

During the year ended December 31, 2010, the Company issued 100,000 shares of common stock to the son of the Company’s CEO in exchange for past and future product development management services.  The shares were valued at $0.15 per share and the Company recorded $7,500 as capitalized software development costs and $7,500 as research and development expense.

During the year ended December 31, 2010, the Company issued 1,200,000 shares of common stock to potential investors and an investment banking firm in an effort to raise additional capital for the Company.  The shares were valued at $166,500 and were issued at a weighted average share price of $0.14.

During the year ended December 31, 2010, the Company issued 500,000 shares of common stock at $0.15 per share to an individual in exchange for cash proceeds of $75,000.

During the year ended December 31, 2010, the Company issued 437,572 shares of common stock to various creditors to settle outstanding obligations of the Company.  The shares were issued at $0.25 per share.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 6 - STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (Continued)

2009 Common Stock Issuances and Cancellations

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

During the year ended December 31, 2009, the Company issued a total of 161,000 shares of common stock for services rendered at prices ranging from $0.25 to $0.30 per share.  The shares issued were valued at a total of $40,800.

During the year ended December 31, 2009, an additional 80,734 shares were issued, valued at $0.30 per share, in lieu of outstanding debt totaling $24,220.

Also during the year ended December 31, 2009, 400,000 shares of common stock were returned to the Company that were issued for services valued at $15,556 as a result of the   services never being rendered.

Preferred Stock

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of December 31, 2010 and 2009, there were 287,595 shares issued and outstanding.  As of December 31, 2010, all of the Company’s preferred shares that are outstanding are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002.  In order to resolve this issue, on April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of December 31, 2010, the Company had accrued and unpaid preferred stock dividends totaling $385,144 for the year ended December 31, 2010.  The Company’s CEO who controls the company that holds the preferred stock elected to forgo receiving dividends on the preferred stock for the year ended December 31, 2009.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 6 -

STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (Continued)

Class A Voting Preferred Stock

On February 7, 2000, the Board of Directors authorized and established “Class A Voting Preferred Stock” (“Class A Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class A Shares were designated as Series 1 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares.  On April 14, 2011, the Board of Directors increased the number of authorized Class A Voting Preferred shares to 150,000.

Class A Shares are convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment).  Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date.  In addition, each holder of Class

A Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

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

Class B Voting Preferred Stock

On September 24, 2000, the Board of Directors authorized and established “Class B Voting Preferred Stock” (“Class B Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class B Shares consisted of 125,000 shares that were designated as Series 1 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares.  On April 14, 2011, the Board of Directors increased the number of authorized Class B Voting Preferred shares to 125,000.

Class B Shares are convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment).  Holders of Class B Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 6 -

STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (Continued)

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

Class C Voting Preferred Stock

On January 2, 2001, the Board of Directors authorized and established “Class C Voting Preferred Stock” (“Class C Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class C Shares consisted of 125,000 shares that were designated as Series 1 shares and 125,000 shares thereof were designated as Series 2 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class C voting preferred stock to 150,000 shares.  On April 14, 2011, the Board of Directors increased the number of authorized Class C Voting Preferred shares to 200,000.

Class C Shares are convertible into Common Stock at an initial conversion price of $0.66 (subject to adjustment).  Holders of Class C Shares shall be entitled to receive when and as

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 6 -

STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (Continued)

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

Class D Voting Preferred Stock

On May 20, 2002, the Board of Directors authorized and established “Class D Voting Preferred Stock”  (“Class D Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class D Shares consist of 500,000 shares thereof are designated as “Class D Voting Preferred Stock” (the “Class D Shares”).

Class D Shares are convertible into Common Stock at an initial conversion price of $1.05 (subject to adjustment).  The Company had no Class D Voting Preferred Stock issued and outstanding as of December 31, 2010.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 6 -

STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (Continued)

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

NOTE 7 - LINE-OF-CREDIT

During the year ended December 31, 2006, a former officer and director established, in his name, a credit card line-of-credit and authorized the Company to use this card for Company purchases and overdraft protection.  The total line of credit was $25,000. Under terms of the card agreement, interest was charged at 9% for purchases, 21.99% for cash advances and 21.99% for overdrafts.  During the year ended December 31, 2009, the credit card company forgave a total of $4,837 of the outstanding balance, and the remaining amount was paid off.  At December 31, 2010 and 2009, the total due on this credit card was $0 and $0, respectively.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 8  – LITIGATION

Various creditors of the Company have potential claims against the Company for unpaid salary and benefits due to former officers and employees as of December 31, 2010 and 2009. Management is in the process of negotiating with a number of these claimants in order to enter into agreements that would allow these liabilities to be settled in the form of payment by cash, stock and/or stock options.  As of December 31, 2010 and 2009, the total amount of claims for accrued but unpaid salary and benefits is $455,896 and $550,645, respectively which are included in Accrued liabilities on the balance sheet.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2010 and 2009:

During the year ended December 31, 2010, the Company paid off $39,000 of notes payable pursuant to debt compromise agreements in exchange for common stock.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

Effective December 29, 2009, the Company’s Board of Directors granted certain consultants options to purchase a total of 50,000 shares of common stock, exercisable at $0.25 per share, which expire on December 29, 2010.  As previously discussed, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, an expense of $2,121 related to these options was recorded under the Black-Scholes option pricing model for the year ended December 31, 2009.

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

During 2010, the Company estimated the fair value of the warrants was determined based on the following weighted average assumptions:

Risk-free interest rate

0.47%

Expected life

2 years

Expected volatility

352.41%

Dividend yield

0.0%

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

The following table sets forth the options and warrants outstanding as of December 31, 2010 and 2009:

 NOTE 11 – RELATED PARTY TRANSACTIONS

As described in Note 6 above in the third quarter of 2010, the Company issued 100,000 shares of common stock to the CEO’s son for consulting services provided with regard to the Company’s product development.

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company.  As of December 31, 2010, $44,950 had been advanced to the Company from these individuals or companies they control.  The $44,950 is reported in the Company’s Balance Sheets under the heading “Related Party Notes Payable”.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 12 – TROUBLED DEBT RESTRUCTURING AND FORGIVENESS OF DEBT

Red Roofing & Construction Company Loans to the Company

In December 2010, the Company issued 120,000 shares of common stock at $0.25 per share to Red Roofing & Construction Company (“Red”) as full settlement of a $30,000 loan plus accrued interest that Red had made to the Company in 2002.  The Company recorded other income from forgiveness of debt of $22,686 in connection with the settlement transaction.

Art Portugal Loan to the Company

In August 2010, the Company issued 150,000 shares of common stock valued at $0.25 per share as full settlement of all of the Company’s outstanding obligations with Arthur Portugal, a former officer of the Company.  The obligations included payroll, a note payable and accrued interest. The Company recorded other income from forgiveness of debt of $79,736 in connection with the settlement transaction.

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

Olson Foundation Loans to the Company

Michael Mills, a board member as of December 31, 2008, previously served as an officer of Olson Foundation.  As of January 9, 2009, Mr. Mills resigned as a board member with an effective date of December 31, 2008 and is no longer considered a related party. Olson Foundation loaned the Company $60,000 on July 16, 2001, which was secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applied until January 15, 2002.  Principal and all due and unpaid interest were to be paid on January 16, 2002, or the interest rate increased to 15% compounded daily.  Warrants were issued in conjunction with this loan for 18,182 common shares at a strike price of $0.01 and an expiration date of July 16, 2006. This note was convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 12 – TROUBLED DEBT RESTRUCTURING AND FORTIVENESS OF DEBT (Continued)

Olson Foundation Loans to the Company (Continued)

Olson Foundation loaned the Company $90,000 on July 30, 2001, which was secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applied until January 30, 2002.  Principal and all due and unpaid interest were to be paid on January 30, 2002, or the interest rate increased to 15% compounded daily.  Warrants were issued in conjunction with this loan for 27,273 common shares at a strike price of $0.01 and an expiration date of July 30, 2006. This note was convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

Olson Foundation made unsecured loans to the Company on May 3, 2002, August 16, 2002, and October 29, 2002 for $7,359, $10,000, and $1,059, respectively.  These notes were payable within two years plus interest at 8% per annum. In conjunction with the notes, Olson Foundation also received common stock options for each note at a ratio of 1.667 common shares for each dollar loaned.

On September 30, 2007, the principal balance due on the loans of $168,418 was converted to 673,673 shares of restricted common stock at $0.25 per share and the accrued interest totaling $220,375 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2010 and 2009, the total amount due on these notes was $0.

Presidio Investments, LLC Loan to the Company

Presidio Investments LLC, a preferred shareholder, had loaned the Company $1,000,000, which loan was secured by a blanket lien on the assets of the Company.  The sole trustee of Presidio Investments, LLC is William J. Howard, trustee of the Olson Legacy Trust, whose residual beneficiary is the Olson Foundation.  The Olson Foundation was the guarantor for funds borrowed from Northern Trust Bank which funds were used to make the loan to the Company. This note was amended on March 22, 2001 with an additional $500,000 loaned to the Company between January 1, 2001 and March 22, 2001.  An interest rate of 8% applied until March 31, 2001 and increased to 10% on April 1, 2001.  Principal and all due and unpaid interest were to be paid on October 1, 2001.  This note was also convertible to Class C convertible preferred shares at the option of the note holder.

On September 30, 2007, the principal balance due on the loans of $1,500,000 was converted to 6,000,000 shares of common restricted stock at $0.25 per share and the accrued interest totaling $1,483,019 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2010 and 2009, the total amount due on these notes was $0.

On December 31, 2008, the preferred shares held by Presidio Investments were sold to a private investment group controlled by the Company’s CEO and Presidio Investments is no longer considered a related party.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 12 – TROUBLED DEBT RESTRUCTURING AND FORGIVENESS OF DEBT (Continued)

The Seabury Group Loan to the Company

The Seabury Group, a preferred shareholder, loaned the Company $190,000 on August 22, 2001, of which was secured by a blanket lien on the assets of the Company.  An interest rate of 10% compounded monthly applied until February 22, 2002.  Principal and all due and unpaid interest were to be paid on February 22, 2002, or the interest rate increased to 15% compounded daily.  Warrants were issued in conjunction with this loan for 57,576 common shares at a strike price of $0.01 and an expiration date of August 22, 2006.  This note was convertible to Class C convertible preferred shares or to Class D convertible preferred shares at the option of the note holder.

On September 30, 2007, the principal balance due on the loans of $150,000 was converted to 1,000,000 shares of common restricted stock at $0.25 per share and the accrued interest totaling $348,000 was forgiven and included in extraordinary gain from troubled debt restructuring.  At December 31, 2010 and 2009, the total amount due on these notes was $0

On December 31, 2008, the preferred shares held by Seabury Investments were sold to a private investment group controlled by the Company’s CEO and Seabury Investments is no longer considered a related party.

NOTE 13 - COMMITMENTS

Office Rent

During 2010, the Company terminated its month to month lease agreement for approximately 800 square feet of office space it leased from Eagle Mortgage located in Salt Lake City, Utah in connection with the Company’s relocation to Los Angeles, California.  Rent payments pursuant to this lease agreement totaled $2,800 and $5,900 for the years ending December 31, 2010 and 2009, respectively.

Investment Banking Agreements

On August 10, 2009, the Company signed an agreement with an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support the growth and working capital needs of the Company.  The agreement continues until the consummation of a funding transaction or for a period of 90 days, unless terminated earlier in writing.  No assurance can be given, however, that any funds will be raised under this agreement.  If funds are raised, the Company will pay the investment banking firm an offering cost of 5% of the proceeds received, plus warrants for 250,000 common shares, exercisable at $0.30 per share for a two-year period.  The agreement also called for a non-refundable fee of $20,000.  This $20,000 fee was recorded as deferred stock offering costs as of December 31, 2009.

No funds were raised in connection with this agreement and the Company terminated the agreement in 2010.  The Company expensed the $20,000 of deferred stock offering costs at the time the agreement was terminated.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

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

During the first quarter of 2010, the Company entered into a public relations agreement which called for the Company to make monthly cash payments and issued certain warrants. The Company recorded an expense of $3,870 based upon the valuation of the first 100,000 warrants that vested on February 1, 2010.  After the second month and payment of $10,000, this agreement was cancelled, by mutual consent, as being too premature to continue at the present time.  As a result, the second 100,000 warrants, were never issued.

Software Development Agreement

In August 2010, the Company entered into a software development agreement with Qualzoom, Inc. to help design and program the Company’s mobile phone technology.  The agreement calls for three payments of $65,000 to be made based on Qualzoom reaching certain milestones outlined in the agreement.  Through December 31, 2010, the Company had incurred $130,000 of software development costs with Qualzoom in connection with designing and establishing technological feasibility as well as programming costs for its mobile phone technology. The Company expensed $65,000 of the costs incurred to reach technological feasibility and capitalized $65,000 of costs incurred after technological feasibility was obtained.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2011, the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure, other than the following:

In February 2011, the Company terminated its agreement with an investment banking firm.  In connection with the termination, Torrey Hills Capital returned to the Company $2,500 plus 1,000,000 shares of common stock that the Company had previously issued.

In March 2011, the Company terminated its investment agreement with a private investment firm.  In connection with the termination, the Company received back 150,000 shares of common stock plus $6,500 of the consulting fees that had been paid.

KLEVER MARKETING, INC.

Notes to the Financial Statements

December 31, 2010 and December 31, 2009

NOTE 14 – SUBSEQUENT EVENTS (Continued)

In March 2011, management determined that as the result of an oversight that occurred on December 31, 2008, the Company had issued more Class A and Class B preferred stock shares than were authorized by the Company’s Board of Directors. On April 14, 2011, the

Board of Directors approved an increase to the authorized shares for certain classes of the Company’s preferred stock as more fully described in Note 6 to the financial statements.

In April 2011 prior to filing the 2010 10-K, the Company’s management learned that its former auditors, Chisholm Bierwolf Nilson & Morrill, LLC were sanctioned by the PCAOB and that their registration with the PCAOB to audit SEC registrants was revoked.  As a result of this event, the SEC notified the Company that the Company would be required to have its 2009 financials re-audited.  As a result of this unforeseen situation, the Company was not able to file its 10-K on time.