Form 10-Q
period 2011-03-31
KLEVER MARKETING INC
filed 2011-05-16
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 10, 2011, there were 45,071,640 shares of the issuer's $.01 par value common stock issued and outstanding.

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page No.

Item 1.  Financial Statements (Unaudited):

Condensed Balance Sheets as of March 31, 2011 and December 31, 2010

3

Condensed Statements of Operations for the three months and

from inception of Development Stage on July 5, 1996 through

March 31, 2011

4

Condensed Statements of Cash Flows for the three months and

from inception of Development Stage on July 5, 1996 through

March 31, 2011

5

Notes to Condensed Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

Operations

16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.  Controls and Procedures

20

PART II. Other Information

Item 1.  Legal Proceedings

22

Item 1A. Risk Factors and Uncertainties

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.  Defaults Upon Senior Securities

25

Item 4.  Submission of Matters to Vote of Security Holders

25

Item 5.  Other Information

25

Item 6.  Exhibits

25

Signatures

27

Exhibit Index

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

# KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

| | For the Three Months Ended March 31, 2011 | For the Three Months Ended March 31, 2010 | From Inception of Development Stage On July 5, 1996 Through March 31, 2011 |
|---|---|---|---|
| REVENUES | $ - | $ - | $ 256,000 |
| EXPENSES | | | |
| Sales and marketing | - | - | 163,306 |
| General and administrative | (40,588) | 87,274 | 11,201,824 |
| Research and development | 3,917 | - | 4,746,947 |
| Total Expenses | (36,671) | 87,274 | 16,112,077 |
| OTHER INCOME (EXPENSE) | | | |
| Other income | - | - | 508,751 |
| Interest income | - | - | 18,902 |
| Interest expense | (9,288) | (5,119) | (2,655,150) |
| Forgiveness of debt | - | - | 399,387 |
| Gain on sale of assets | - | - | 26,947 |
| Capital gain on sale of investments | - | - | 191,492 |
| Total Other Income (Expense) | (9,288) | (5,119) | (1,509,671) |
| NET INCOME (LOSS) BEFORE INCOME TAXES | 27,383 | (92,393) | (17,365,748) |
| INCOME TAXES | - | - | 1,741 |
| NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS | 27,383 | (92,393) | (17,367,489) |
| EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING | - | - | 2,271,394 |
| NET INCOME (LOSS) | $ 27,383 | $ (92,393) | $ (15,096,095) |
| BASIC INCOME (LOSS) PER COMMON SHARE | $ 0.00 | $ (0.00) | |
| FULLY DILUTED INCOME (LOSS) PER COMMON SHARE | $ 0.00 | $ (0.00) | |
| WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC | 45,476,036 | 43,590,130 | |
| WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED | 62,215,836 | 43,590,130 | |

The accompanying notes are an integral part of these financial statements.

**KLEVER MARKETING, INC.**

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

| | For the Three Months Ended March 31, 2011 | For the Three Months Ended March 31, 2010 | From Inception of Development Stage On July 5, 1996 Through March 31, 2011 |
|---|---|---|---|
| CASH FLOWS FROM OPERATING ACTIVITIES: | | | |
| Net income (loss) | $ 27,383 | $ (92,393) | $(15,096,095) |
| Adjustments to reconcile net loss to net cash used by operating activities: | | | |
| Stock issued for general and administrative | (159,000) | - | 1,082,570 |
| Stock issued for research and development | - | - | 62,850 |
| Stock returned for services not rendered | - | - | (216,346) |
| Loss on sale/disposal of assets | - | - | 486,536 |
| Compensation expense from stock options and warrants | - | 3,870 | 95,782 |
| Stock issued for interest | - | - | 135,226 |
| Stock issued for accounts payable | - | - | 243,458 |
| Deferred income | - | - | (214,000) |
| Depreciation and amortization | - | - | 1,912,883 |
| Write-off bad debts | - | - | 15,000 |
| Debt forgiveness | - | - | (107,259) |
| Services contributed by officers | - | 15,000 | 60,000 |
| Changes in operating assets and liabilities: | | | |
| (Increase) decrease in accounts receivable | - | - | 62,281 |
| (Increase) decrease in other assets and prepaids | 17 | - | 89,220 |
| (Increase) in deferred stock offering costs | - | 20,000 | - |
| Increase (decrease) in accounts payable | 723 | 20,787 | 434,623 |
| Increase (decrease) in accrued liabilities | 93,527 | 17,719 | 689,464 |
| Net Cash Used by Operating Activities | (37,350) | (15,017) | (10,263,807) |
| CASH FLOWS FROM INVESTING ACTIVITIES: | | | |
| Acquisition/sale of equipment, net | - | - | (587,801) |
| Capitalized software development costs | - | - | (65,000) |
| Acquisition/sale of patents and other intangibles | - | - | 24,539 |
| Acquisition/sale of stock, net | - | - | 12,375 |
| Net Cash Used by Investing Activities | $ - | $ - | $ (615,887) |

The accompanying notes are an integral part of these financial statements.

**KLEVER MARKETING, INC.**

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

| | For the Year Ended March 31, 2011 | For the Year Ended March 31, 2010 | From Inception of Development Stage On July 5, 1996 Through March 31, 2011 |
|---|---|---|---|
| CASH FLOWS FROM FINANCING ACTIVITIES: | | | |
| Stock deposit | $ - | $ - | $ 11,000 |
| Stock subscription received | - | - | 23,000 |
| Proceeds from capital stock issued | 37,500 | - | 7,612,701 |
| Proceeds from loans | - | - | 3,518,202 |
| Change in line-of-credit | - | - | 4,837 |
| Loan receivables | - | - | (15,000) |
| Principal payments on lease obligations | - | - | (18,769) |
| Cash payments on note payable | - | - | (279,730) |
| Net Cash Provided by Financing Activities | 37,500 | - | 10,856,241 |
| NET INCREASE (DECREASE) IN CASH | 150 | (15,017) | (23,453) |
| CASH AT BEGINNING OF PERIOD | 1,071 | 21,041 | 24,674 |
| CASH AT END OF PERIOD | $ 1,221 | $ 6,024 | $ 1,221 |
| SUPPLEMENTAL DISCLOSURES | | | |
| Cash Paid For: | | | |
| Interest | $ - | $ - | $ 3,326 |
| Income taxes | $ - | $ - | $ 1,741 |
| Non-Cash Transactions from Investing and Financing Activities: | | | |
| Common stock issued to pay accounts payable | $ 6,730 | $ - | |
| Accrual for preferred stock dividends payable with preferred shares | $ 102,469 | $ - | |

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Common Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. Common stock equivalents have not been included in the computations for the period ended March 31, 2010 because they are anti-dilutive.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months ended March 31, 2011 and 2010, respectively:

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109).  Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Given the Company’s history of losses, the Company maintains a full valuation allowance with respect to any deferred tax assets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through March 31, 2011.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying financial statements at March 31, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through March 31, 2011, the Company has incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $19.7 million as of March 31, 2011, and will expire in the years 2026 through 2030.

Research and Development

The Company continues to develop its technology which facilitates the use of in-store advertising and coupon services through various technologies.  As time and technology have progressed, the system being developed by the Company comprises mobile and other state of the art technology that facilitates retailers and package good company providing "product specific" point-of-purchase advertising to its customers using proprietary software.  The

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company is currently developing mobile smart phone technology that will provide similar functionality to the Klever-Kart System.

During the three months ended March 31, 2011 and 2010, the Company expended $3,917 and $0, respectively, for research and development of the technology involved with developing its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2011 and December 31, 2010 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2011 and December 31, 2010.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company had income of $27,383 during the three months ended March 31, 2011 primarily due to the Company cancelling agreements and receiving back $159,000 in common stock as well as $9,000 in cash from two companies that the Company had contracted with in connection with its capital raising efforts. The Company did not generate any revenue from product sales during the three months ended March 31, 2011 or March 31, 2010.  As of March 31, 2011, the Company’s current and total liabilities exceeded its current assets by $1,664,077.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2011, the Company had $1,221 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2011. However, management cannot make any assurances that such financing will be secured.

NOTE 4 - PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of March 31, 2011 and December 31, 2010, there were 287,595 preferred shares issued and outstanding.  As of March 31, 2011, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002.  On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of March 31, 2011, the Company had accrued and unpaid preferred stock dividends totaling $487,613 relating to dividends for the year ended December 31, 2010 and for the quarter ended March 31, 2011.

Class A Voting Preferred Stock

On February 7, 2000, the Board of Directors authorized and established “Class A Voting Preferred Stock” (“Class A Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class A Shares consisted of 125,000 shares designated as Series 1 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class A voting preferred stock to 55,000 shares.  On April 14, 2011, the Board of Directors increased the number of authorized Class A Voting Preferred shares to 150,000.

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

NOTE 4 - PREFERRED STOCK (Continued)

The Class A Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002. The redemption price shall be $26 per share together with accrued but unpaid dividends on such shares, if any.

Class B Voting Preferred Stock

On September 24, 2000, the Board of Directors authorized and established “Class B Voting Preferred Stock” (“Class B Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class B Shares consisted of 125,000 shares designated as Series 1 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class B voting preferred stock to 42,000 shares.  On April 14, 2011, the Board of Directors increased the number of authorized Class B Voting Preferred shares to 125,000.

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

NOTE 4 - PREFERRED STOCK (Continued)

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

Class C Voting Preferred Stock

On January 2, 2001, the Board of Directors authorized and established “Class C Voting Preferred Stock” (“Class C Shares”) as a class of its $.01 par value, 2,000,000 shares authorized, preferred stock.  Class C Shares consisted of 125,000 shares designated as Series 1 shares and 125,000 shares thereof were designated as Series 2 shares.  On May 20, 2002, the Board of Directors amended the number of authorized shares of Class C voting preferred stock to 150,000 shares.  On April 14, 2011, the Board of Directors increased the number of authorized Class C Voting Preferred shares to 200,000.

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

NOTE 4 - PREFERRED STOCK (Continued)

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

NOTE 5 - LITIGATION AND CONTINGENT LIABILITIES

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of March 31, 2011 and December 31, 2010. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

NOTE 6 - STOCK OPTIONS AND WARRANTS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  The Company did not grant any options or warrants during he three months ended March 31, 2011.  As of March 31, 2011, the Company had 100,000 warrants outstanding with an exercise price of $0.30 and a remaining contractual life of 10 months.

NOTE 7 – COMMON STOCK

During the three months ended March 31, 2011, the Company sold 250,000 shares of restricted common stock at $0.15 per share to an individual for $37,500.

During the three months ended March 31, 2011, the Company received back 1,000,000 shares of restricted common stock from an investment banking firm and $2,500 in cash as a result of cancelling their agreement with the Company.  The investment bank firm had been engaged to assist the Company with finding financing sources.  The Company recorded a credit to operations of $152,500 in connection with the cancellation and retirement of the shares.

NOTE 7 – COMMON STOCK (Continued)

During the quarter ended March 31, 2011, the Company issued 50,000 shares to a third party to settle outstanding accounts payable obligations for services provided.

During the quarter ended March 31, 2011, the Company cancelled its agreement with a private investor.  Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash.  The Company recorded a credit to operations of $15,500 in connection with the cancellation and retired the shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company.  As of March 31, 2011, $44,950 had been advanced to the Company from these individuals or companies they control.  The $44,950 is reported in the Company’s Condensed Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the first quarter of 2011, the Company accrued $84,240 in wages and payroll taxes as compensation for the services provided by these individuals to the Company.  The Company expects to pay these wages once the Company begins generating revenue and cash flows from operations.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure except as follows:

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that are noncore to the Company’s business.  The Company expects the sale to close in the second quarter of 2011 and anticipates net sales proceeds from the sale to be approximately $250,000.  Management plans to use the proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ending March 31, 2011, have been obtained solely through the reduction, adjustment or termination of various debt obligations and does not in any way reflect revenues to the company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The Company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

In August 2004, the Company signed a partnership contract with Fujitsu Transaction Solutions (“Fujuitsu” or FTXS).  Under this contract, Fujitsu committed to manufacture and develop the hardware for a cart-based, advertising and promotional device offering (the U-Scan Shopping Cart), to develop relevant and required software and applications to support the device, to act as sales lead for the solution and hardware sell-in process and to provide for technical installations, IT implementation, and support for all retail locations.  The Company and Fujitsu agreed to jointly share responsibility for marketing into Fujitsu’s current retail client base for the initial nationwide sales effort.  The Company likewise agreed to act as sales lead for the participant sell-in of advertising and promotion space to both retailers and manufacturers.

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

During 2009, The Company made a number of significant structural changes, followed by a successful rollout and demonstration of an updated product – all accompanied by continued strengthening of its patent portfolio.  The prior board of directors resigned at the end of 2008 and a new, revitalized board of directors was installed in January, 2009 with plans to develop a technically improved, significantly lower cost wireless shopping cart unit for installation with a major retailer chain.  This upgraded unit was designated the Giving Cart™ with its Retailer Chime Time ™ Rewards Program.     The Company founder, Paul G. Begum, was reinstated on the Board and is the current operating CEO.  Under the returning chairman’s guidance, the Company was able to focus its resources on technology developments.  Financing was obtained for an updated wireless portable shopping cart unit taking advantage of improved technologies available since the last product release.  This unit was produced at a significantly lower cost with significant software improvements that allow for rapid and efficient data updates to improve the effectiveness of advertising.

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

Results of Operations - For the three months ending March 31, 2011, the Company had net income of $27,383 as compared to a loss of ($92,393) for the three months ending March 31, 2010.  The increase in net income was primarily due to the Company cancelling agreements with an investment banking firm and an investment firm.  In connection with the cancellations, the Company received back $159,000 of common stock and $9,000 of cash that had previously been paid to these firms.  Excluding the impact on net income from the contract cancellations, the Company incurred general and administrative expenses of $127,412 for the three months ending March 31, 2011 compared to $87,274 for the quarter ended March 31, 2010.  General and administrative expenses increased as a result of salary accruals for management of $84,240 as more fully described in Note 8 and increased costs for legal expenses partially offset by reduced costs for third party consulting expenses.

The Company incurred $3,917 of research and development expenses during the quarter ended March 31, 2011 as compared to $0 for the quarter ended March 31, 2010.

During the quarter ended March 31, 2011, interest expense increased $4,169 to $9,288 as compared to interest expense of $5,119 for the quarter ended March 31, 2010 as a result of increased debt.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed research and development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to prevent the assets from wasting away.  From time to time in the past, required short-term borrowings have been obtained from a principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used in operating activities were $37,350 and $15,017 for the three months ended March 31, 2011 and 2010, respectively.  The increase in cash flows used in operating activities is primarily due to an increase in net income of $119,776 coupled with a $75,808 increase in the change in accrued liabilities as a result of the salary accruals described in Note 8 offset by a decrease in stock issued for general and administrative expenses of $159,000, a decrease in deferred stock offering costs of $20,000, and a smaller increase in accounts payable of $20,064.

Cash flows generated from financing activities totaled $37,500 for the quarter ended March 31, 2011 as opposed to $0 for the quarter ended March 31, 2010.  During the quarter ended March 31, 2011, the Company sold 250,000 restricted shares of common stock to an individual for $37,500.

At the present time, the Company has no bank line of credit or other assured sources of capital.  As described in Note 9, the Company has entered into an agreement to sell certain non-core IP addresses.  The sale is expected to close during the second quarter of 2011 and provide net proceeds of approximately $250,000 to the Company.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2011, our disclosure controls and procedures needed to be declared as ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures.  We also did not have an appropriate level of corporate governance with regard to monitoring and ensuring compliance with regard to our authorized shares of preferred stock and ensuring that stock certificates ae issued to subscribers in a timely manner.  The remedies for this situation are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2011 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No.

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

In light of the material weaknesses described above for the 2011 first quarter, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Our management determined that there were no other changes made in our internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors and Uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the Company sold 250,000 unregistered shares of common stock for $37,500.  The Company used the proceeds to fund its ongoing technology development and administrative expenses.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

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

.

7

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

.

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.

(Registrant)

DATE:      May 16, 2011

By:  /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By:  /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

.

25