Form 10-Q
period 2011-06-30
KLEVER MARKETING INC
filed 2011-08-15
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________  to ______________

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 8, 2011, there were 45,071,640 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Condensed Statements of Operations for the three months, six months and from inception of Development Stage on July 5, 1996 through June 30, 2011	4

	Condensed Statements of Cash Flows for the six months and from inception of Development Stage on July 5, 1996 through June 30, 2011	5

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors and Uncertainties	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		27

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$559	$1,071
Prepaid expenses	165	35

Total Current Assets	724	1,106

FIXED ASSETS
Capitalized software	72,500	72,500
Office equipment	-	-
Less accumulated depreciation	-	-

Total Fixed Assets	72,500	72,500

OTHER ASSETS
Deferred stock offering costs	-	-
Intangibles, net	550	550

Total Other Assets	550	550

TOTAL ASSETS	$73,774	$74,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$555,418	$502,884
Accrued liabilities	700,192	516,348
Preferred stock dividends	590,082	385,144
Related party notes payable	49,050	44,950
Notes payable	15,000	15,000
Stock deposits	11,000	11,000

Total Current Liabilities	1,920,742	1,475,326

Total Liabilities	1,920,742	1,475,326

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 93,056 issued and outstanding at June 30, 2011 and December 31, 2010); aggregate liquidation preference of $2,419,456	931	931
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 70,529 issued and outstanding at June 30, 2011 and December 31, 2010); aggregate liquidation preference of $1,198,983	705	705
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 124,010 issued and outstanding at June 30, 2011 and December 31, 2010); aggregate liquidation preference of $818,466	1,240	1,240
Common stock (par value $0.01), 250,000,000 shares authorized, 45,071,640 and 45,921,640 shares issued and outstanding, respectively	450,716	459,216
Treasury stock, 100,000 shares at June 30, 2011 and December 31, 2010	(1,000)	(1,000)
Paid in capital in excess of par value	16,283,792	16,595,001
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,249,567)	(15,123,478)

Total Stockholders' Equity (Deficit)	(1,846,968)	(1,401,170)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,774	$74,156

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From
					Inception of
					Development
					Stage On
					July 5, 1996
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	-	-	163,306
General and administrative	145,326	27,842	104,738	115,116	11,347,150
Research and development	2,070	5,000	5,987	5,000	4,749,017

Total Expenses	147,396	32,842	110,725	120,116	16,259,473

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	508,751
Interest income	-	-	-	-	18,902
Interest expense	(6,076)	(5,234)	(15,364)	(10,353)	(2,661,226)
Forgiveness of debt	-	-	-	-	399,387
Gain on sale of assets	-	-	-	-	26,947
Capital gain on sale of investments	-	-	-	-	191,492

Total Other Income (Expense)	(6,076)	(5,234)	(15,364)	(10,353)	(1,515,747)

NET INCOME (LOSS) BEFORE INCOME TAXES	(153,472)	(38,076)	(126,089)	(130,469)	(17,519,220)

INCOME TAXES	-	-	-	-	1,741

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(153,472)	(38,076)	(126,089)	(130,469)	(17,520,961)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	-	-	-	-	2,271,394

NET INCOME (LOSS)	$(153,472)	$(38,076)	$(126,089)	$(130,469)	$(15,249,567)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,071,640	43,590,130	45,004,237	43,590,130

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	45,071,640	43,590,130	45,004,237	43,590,130

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(126,089)	$(130,469)	$(15,249,567)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	(159,000)	-	1,082,570
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	-	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options and warrants	-	3,870	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	-	-	(107,259)
Services contributed by officers	-	30,000	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	62,281
(Increase) decrease in other assets and prepaids	(130)	-	89,073
(Increase) in deferred stock offering costs	-	20,000	-
Increase (decrease) in accounts payable	59,263	44,226	493,163
Increase (decrease) in accrued liabilities	183,844	(2,047)	779,781

Net Cash Used by Operating Activities	(42,112)	(34,420)	(10,268,569)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Capitalized software development costs	-	-	(65,000)
Acquisition/sale of patents and other intangibles	-	-	24,539
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(615,887)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$-	$11,000
Stock subscription received	-	-	23,000
Proceeds from capital stock issued	37,500	-	7,612,701
Proceeds from loans	4,100	17,500	3,522,302
Change in line-of-credit	-	-	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	41,600	17,500	10,860,341

NET INCREASE (DECREASE) IN CASH	(512)	(16,920)	(24,115)

CASH AT BEGINNING OF PERIOD	1,071	21,041	24,674

CASH AT END OF PERIOD	$559	$4,121	$559

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$-	$-	$3,326

Income taxes	$-	$-	$1,741

Non-Cash Transactions from Investing and Financing Activities:

Common stock issued to pay accounts payable	$6,729	$-

Accrual for preferred stock dividends payable with preferred shares	$204,938	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Common Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. Common stock equivalents have not been included in the computations for the period ended June 30, 2011 because they are anti-dilutive.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ending June 30,		Six Months Ending June 30,
	2011	2010	2011	2010
Numerator:

Income (loss) before extraordinary items	$(153,472)	$(38,076)	$(126,089)	$(130,469)
Income from extraordinary items, net of tax	-	-	-	-

Net income (loss)	$(153,472)	$(38,076)	$(126,089)	$(130,469)

Denominator:
Weighted-average common shares outstanding
Basic	45,071,640	43,590,130	45,004,237	43,590,130
Conversion of preferred rights	-	-	-	-
Diluted	45,071,640	43,590,130	45,004,237	43,590,130

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income from extraordinary items, net of tax	-	-	-	-
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income from extraordinary items, net of tax	-	-	-	-
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through June 30, 2011.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying financial statements at June 30, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through June 30, 2011, the Company has incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $18.1 million as of June 30, 2011, and will expire in the years 2015 through 2030.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the three months ended June 30, 2011 and 2010, the Company expended $2,070 and $5,000 respectively, for research and development of the technology involved with developing its technologies. For the six months ended June 30, 2011 and 2010, the Company expended $5,987 and $5,000 respectively, for research and development of the technology involved with developing its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of June 30, 2011 and December 31, 2010 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2011 and December 31, 2010.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $126,089 during the six months ended June 30, 2011 to conduct the operations of the Company. The Company did not generate any revenue from product sales during the six months ended June 30, 2011 or June 30, 2010.  As of June 30, 2011, the Company’s current and total liabilities exceeded its current assets by $1,920,018.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2011, the Company had $559 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2011. However, management cannot make any assurances that such financing will be secured.

NOTE 4 - PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of June 30, 2011 and December 31, 2010, there were 287,595 preferred shares issued and outstanding.  As of June 30, 2011, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002.  On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of June 30, 2011, the Company had accrued and unpaid preferred stock dividends totaling $590,102 relating to dividends for the year ended December 31, 2010 and for the six months  ended June 30, 2011.

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

NOTE 5 - LITIGATION AND CONTINGENT LIABILITIES

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of June 30, 2011 and December 31, 2010. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

NOTE 6 - STOCK OPTIONS AND WARRANTS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  The Company did not grant any options or warrants during the six months ended June 30, 2011.  As of June 30, 2011, the Company had 100,000 warrants outstanding with an exercise price of $0.30 and a remaining contractual life of 7 months.

NOTE 7 – COMMON STOCK

During the six months ended June 30, 2011, the Company sold 250,000 shares of restricted common stock at $0.15 per share to an individual for $37,500.

During the six months ended June 30, 2011, the Company received back 1,000,000 shares of restricted common stock from an investment banking firm and $2,500 in cash as a result of cancelling their agreement with the Company.  The investment bank firm had been engaged to assist the Company with finding financing sources.  The Company recorded a credit to operations of $152,500 in connection with the cancellation and retirement of the shares.

NOTE 7 – COMMON STOCK (Continued)

During the six months ended June 30, 2011, the Company issued 50,000 shares to a third party to settle outstanding accounts payable obligations for services provided.

During the six months ended June 30, 2011, the Company cancelled its agreement with a private investor.  Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash.  The Company recorded a credit to operations of $15,500 in connection with the cancellation and retired the shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company.  As of June 30, 2011, $49,050 had been advanced to the Company from these individuals or companies they control.  The $49,050 is reported in the Company’s Condensed Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the six months ended June 30, 2011, the Company accrued $168,480 in wages and payroll taxes as compensation for the services provided by these individuals to the Company.  The Company expects to pay these wages once the Company begins generating revenue and cash flows from operations.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure except as follows:

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that are noncore to the Company’s business and are fully amortized.  The Company expects the sale to close in the third quarter of 2011 and anticipates net sales proceeds from the sale to be approximately $490,000.  Management plans to use the proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter  or six months ended June 30, 2011, has been obtained solely through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The Company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

History

The Company, which began as a part of Information Resources, Inc. (“IRI”) in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to stockholders of IRI in a spinoff on October 31, 1990.  At the time of the spinoff a portion of the business and assets of the Company included a software operation in Australia, which was sold in March 1993.  The Company (VideOCart, Inc.) filed petitions for relief under Chapter 11 bankruptcy in December 1993.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  During the period from July 5, 1996 to December 31, 2003, the Company was in a development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

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

During 2009, The Company made a number of significant structural changes, followed by a successful rollout and demonstration of an updated product – all accompanied by continued strengthening of its patent portfolio.  The prior board of directors resigned at the end of 2008 and a new, revitalized board of directors was installed in January 2009 with plans to develop a technically improved, significantly lower cost wireless shopping cart unit for installation with a major retailer chain.  This upgraded unit was designated the Giving Cart™ with its Retailer Chime Time ™ Rewards Program.     The Company founder, Paul G. Begum, was reinstated on the Board and is the current operating CEO.  Under the returning chairman’s guidance, the Company was able to focus its resources on technology developments.  Financing was obtained for an updated wireless portable shopping cart unit taking advantage of improved technologies available since the last product release.  This unit was produced at a significantly lower cost with significant software improvements that allow for rapid and efficient data updates to improve the effectiveness of advertising.

The Company achieved a rapid 6-month product development, and a pilot store was installed in August 2009 followed by a successful 3-month product demonstration at The Market in Park City, Utah.

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

The Company subsequently teamed with a highly qualified mobile phone technology company from Venice, California, Briabe Media, Inc., who helped expand the creative vision.  They prepared the requirements documents along with assistance in developing a marketing plan for this new medium.  With the concept, market segments and requirements completed, Klever then took the next important step of hiring a highly qualified development team from San Diego, Qualzoom, Inc., who developed the application, now called KleverShop and the important backend database now called KleverNet.  With this technology the Company intends to implement an advanced recommendation engine and search-match algorithms along with a unique coupon recommendation engine that will help consumers buy the products they want and allow retailers and CPG manufacturers to reach consumers with new and complimentary products they will want to purchase with the available discounts and redemptions.

The new product line combines the best features of our previous shopping cart technology with the new mobile, cloud computing and database technologies that could lead to fundamental changes in how impressions are made and ways to entice customers to buy products. The Klever shopping experience begins with the creation of the shopping list. Whether they are items scanned in the home or items identified using an electronic shopping list template or through a downloaded recipe, the consumer can easily build a shopping list. The Company believes that the Klever system will make building a shopping list efficient and fun for the consumer while simultaneously creating the first touch point for learning their preferences and needs. With the initial shopping list complete, consumers will no longer need to wade through an ocean of coupons looking for the few they want. Instead, the coupons they want and need will come to them automatically. Additionally, CPG companies and retailers will have the opportunity to up sell their products and make a direct and targeted impression on the consumer which should significantly contribute to basket up lift. This business model not only will save the consumer valuable time, but the simplicity of this process which is a key differentiator for Klever Marketing, is expected to save the CPG companies and retailers time and money.

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

In order to focus on this new mobile phone transition, the Company moved its headquarters from Salt Lake City, Utah to Orange County, California, and the Company officers now reside in Southern California.

To continue to protect the Company’s patent rights, our patent attorneys have filed for additional trademarks.

2011 Operations

During 2011, the Company has continued with the completion of the KleverShop application, performing the component testing followed by systems and integration testing.  Five versions of the product have been developed and are continuing to be tested and refined.  During the 2nd quarter the Company again called in its corporate strategy and concept development consultant, Steve Wilt of Innovus, to further explore the potential of the Company’s business model with the result that Klever continues to foresee unique opportunities to serve the CPG, retailer and consumer marketplaces.

Anticipated Business Development in the Next 12 Months

The Company is continuing its active operations.  Following completion of the application tests, our software consultant will complete the current phase of software development and documentation.  At the same time we will be conducting workshops with CPG companies and retailers to both further refine our product features and introduce them to the advantages of the Klever Marketing solution.  Following these refinements, the Company plans to work diligently to implement the KleverShop mobile phone application and API portals along with its supporting KleverNet database.  The Company plans to continue to implement additional features of our business model in an effort to increase shareholder value.  At the same time, the  Company will also be implementing its comprehensive marketing plan to bring this new opportunity to the attention of consumers, CPGs and retailers through a number of medias – some traditional and many on the new wave of market penetration in the mobile era. During the launch period, the Company plans to add staff to transition to full operations in preparation for Phase 2 development. Additional financing is also being sought to fully implement the new business model and technology. No assurance or warranty can be given that the Company will be successful with these efforts.

Results of Operations

Three months ended June 30, 2011 compared to Three months ended June 30, 2011

For the three months ended June 30, 2011, the Company had a net loss of ($153,472) as compared to a net loss of ($38,076) for the three months ended June 30, 2010.  The increase in net loss was primarily due to the Company incurring general and administrative costs of $145,326 during the second quarter of 2011 compared to $27,842 during the second quarter of 2010.   The increased general and administrative costs relate primarily due to increased professional costs associated with the Company's re-audit of 2009 resulting from their previous auditor being deregistered by the PCAOB which forced the Company to have a re-audit of the 2009 year. For the quarter, accounting and audit fees totaled $44,235 compared to $5,183 for the same period in the prior year.  Accruals for salaries and benefits totaled $84,420 for the quarter as compared to zero for the prior  year.  Management has not been paid any compensation for the last several years as all of the Company's resources have been spent operating the Company and developing its proprietary technology.  Effective, January 1, 2011, the Company began accruing $84,240 in quarterly compensation for services provided by the Company's CEO, COO, and book keeper as more fully described in Note 8 to the financial statements. To date, none of the wages accrued have been paid.

The Company incurred $2,070 of research and development expenses during the quarter ended June 30, 2011 as compared to $5,000 for the quarter ended June 30, 2010.  The decrease in research and development expenses is primarily the result of the Company not having the necessary resources to complete its product development which has resulted in the product development process slowing down and research and development costs being reduced.

During the quarter ended June 30, 2011, interest expense increased to $6,076 from $5,234 as for the quarter ended June 30, 2010 as a result of increased debt.

Six months ended June 30, 2011 compared to Six months ended June 30, 2011

For the six months ended June 30, 2011, the Company had a net loss of ($126,089) as compared to a net loss of ($130,469) for the six months ended June 30, 2010.  The decrease in net loss was primarily due to the Company incurring general and administrative costs of $104,738 during the six months ended June 30, 2011 compared to $115,116 of general and administrative costs incurred during the six months ended June 30, 2010.   The decrease in general and administrative costs is primarily due to decreases in costs for outside services of $177,399 as a result of the Company receiving refunds by cancelling its agreements with an investment banking firm and an investment firm.  In connection with the cancellations, the Company received back $159,000 of common stock and $9,000 of cash that had previously been paid to these firms.  The decrease in costs above were partially offset by increased accounting fees of $36,294 resulting from the Company's re-audit of 2009.  The re-audit was the result of the Company's former audit firm being deregistered by the PCAOB. In addition, accruals for wages and contributed services increased by $126,000 during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Year to date in 2011, accounting and audit fees totaled $54,380 compared to $18,086 for the prior year.  Accruals for salaries and contributed services totaled $168,480 for the six months ended June 30, 2011 compared to $30,000 for the prior  year.  Management has not been paid any compensation for the last several years as all of the Company's financial resources have been spent paying for operating expenses and developing its proprietary technology.  Effective, January 1, 2011, the Company began accruing $84,320 in quarterly compensation for services provided by the Company's CEO, COO, and book keeper as more fully described in Note 8 to the financial statements.   To date, none of the wages accrued have been paid.

The Company incurred $5,987 of research and development expenses during the six months ended June 30, 2011 as compared to $5,000 for the six months ended June 30, 2010.  The increase in year-to-date research and development expenses is primarily the result of increased research and development costs incurred by the Company to develop its product.

During the six months ended June 30, 2011, interest expense increased to $15,364 from $10,353 as for the prior year period as a result of increased debt.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed research and development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations.  From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used in operating activities were $42,112 and $34,420 for the six months ended June 30, 2011 and 2010, respectively.  The increase in cash flows used in operating activities is primarily due to a decrease in net loss of $4,380 coupled with a $159,000 decrease in stock issued to pay general and administrative costs, partially offset by a $15,036 increase in accounts payable and a $185,891 increase in accrued liabilities.  These increases were offset by decreases of $30,000 and $20,000 in services contributed by officers and deferred stock offering costs.

Cash flows generated from financing activities totaled $41,600 for the six months ended June 30, 2011 as opposed to $17,500 for the six months ended June 30, 2010.  During the six months  ended June 30, 2011, the Company sold 250,000 restricted shares of common stock to an individual for $37,500 and received proceeds of $4,100 from officer loans.  During the six months ended June 30, 2010, the Company received proceeds from loans of $17,500.

At the present time, the Company has no bank line of credit or other assured sources of capital.  As described in Note 9, the Company has entered into an agreement to sell certain non-core IP addresses.  The sale is expected to close during the third quarter of 2011 and provide net proceeds of approximately $490,000 to the Company.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2011, our disclosure controls and procedures needed continue to be declared as ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures.  We also did not have an appropriate level of corporate governance with regard to monitoring and ensuring compliance with regard to our authorized shares of preferred stock and ensuring that stock certificates ae issued to subscribers in a timely manner.  The remedies for this situation are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2011 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

In light of the material weaknesses described above for the 2011 second quarter, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Our management determined that there were no other changes made in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the pink sheets under the symbol KLMK.PK.  We have recently applied for reinstatement on the OTC Bulletin Board.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the Company sold 250,000 unregistered shares of common stock for $37,500.  The Company used the proceeds to fund its ongoing technology development and administrative expenses.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc.a Delaware corporation (1)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights ofA Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)

3.03	Bylaws, as amended (2)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences:Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B VotingPreferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C VotingPreferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

4.04	Certificate of Designation of Rights, Privileges and Preferences ofClass D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)

4.05	Amendment to the Certificates of Designation of Rights, Privileges andPreferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)

10.01	Separation Agreement between Paul G. Begum and the Registrant,dated January 8, 2001 (2)

10.02	Stock Incentive Plan, effective June 1, 1998 (2)

10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable toPresidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)

10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)

10.05	Asset purchase agreement dated August 27, 2004 (6)

10.06	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (7)

10.07	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (7)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

DATE:      August 12, 2011

By: /s/ Paul G Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

By: /s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)