Form 10-Q
period 2011-09-30
KLEVER MARKETING INC
filed 2011-11-14
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of October 12, 2011, there were 45,502,933 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Condensed Statements of Operations for the three months, nine months and from inception of Development Stage on July 5, 1996 through September 30, 2011	4

	Condensed Statements of Cash Flows for the nine months and from inception of Development Stage on July 5, 1996 through September 30, 2011	5

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors and Uncertainties	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash	$261,971	$1,071
Prepaid expenses	-	35

Total Current Assets	261,971	1,106

FIXED ASSETS
Capitalized software	103,900	72,500
Less accumulated depreciation	-	-

Total Fixed Assets	103,900	72,500

OTHER ASSETS
Intangibles, net	550	550

Total Other Assets	550	550

TOTAL ASSETS	$366,421	$74,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$433,974	$502,884
Accrued liabilities	707,245	516,348
Preferred stock dividends	311,761	385,144
Related party notes payable	-	44,950
Notes payable	15,000	15,000
Stock deposits	-	11,000

Total Current Liabilities	1,467,980	1,475,326

Total Liabilities	1,467,980	1,475,326

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 and 93,056 issued and outstanding at September 30, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $2,629,484.	1,011	931
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 and 70,529 issued and outstanding at September 30, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $1,303,067.	767	705
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 and 124,010 issued and outstanding at September 30, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $889,508.	1,348	1,240
Common stock (par value $0.01), 250,000,000 shares authorized, 45,502,933 and 45,921,640 shares issued and outstanding, respectively	455,029	459,216
Treasury stock, 100,000 shares at June 30, 2011 and December 31, 2010	(1,000)	(1,000)
Paid in capital in excess of par value	16,611,876	16,595,001
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,836,805)	(15,123,478)

Total Stockholders' Deficit	(1,101,559)	(1,401,170)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$366,421	$74,156

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of Development Stage On July 5, 1996 Through September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	-	-	163,306
General and administrative	71,740	160,710	176,478	272,790	11,418,890
Research and development	779	88,858	6,766	96,894	4,749,796

Total Expenses	72,519	249,568	183,244	369,684	16,331,992

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	508,751
Interest income	-	-	-	-	18,902
Interest expense	(6,650)	(5,119)	(22,014)	(15,472)	(2,667,876)
Forgiveness of debt	-	76,903	-	76,903	399,387
Gain on sale of assets	492,031	-	492,031	-	518,978
Capital gain on sale of investments	-	-	-	-	191,492

Total Other Income (Expense)	485,381	71,784	470,017	61,431	(1,030,366)

NET INCOME (LOSS) BEFORE INCOME TAXES	412,862	(177,784)	286,773	(308,253)	(17,106,358)

INCOME TAXES	100	-	100	-	1,841

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	412,762	(177,784)	286,673	(308,253)	(17,108,199)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	-	-	-	-	2,271,394

NET INCOME (LOSS)	$412,762	$(177,784)	$286,673	$(308,253)	$(14,836,805)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)	$0.01	$(0.01)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,085,704	44,054,695	45,027,106	43,746,687

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	61,872,886	44,054,695	61,767,427	43,746,687

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Inception of Development Stage On July 5, 1996 Through September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$286,673	$(308,253)	$(14,836,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	(142,899)	172,499	1,098,671
Stock issued for research and development	-	15,000	62,850
Stock returned for services not rendered	-	-	(216,346)
(Gain)/loss on sale/disposal of assets	(492,031)	-	(5,495)
Compensation expense from stock options and warrants	-	3,870	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	-	(76,903)	(107,259)
Services contributed by officers	-	45,000	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	62,281
(Increase) decrease in other assets and prepaids	35	-	89,238
(Increase) in deferred stock offering costs	-	20,000	-
Increase (decrease) in accounts payable	(48,856)	24,317	385,044
Increase (decrease) in accrued liabilities	190,897	2,353	786,834

Net Cash Used by Operating Activities	(206,181)	(102,117)	(10,432,638)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Capitalized software development costs	(17,500)	-	(82,500)
Proceeds from sale of intangible assets	492,031	-	492,031
Acquisition/sale of patents and other intangibles	-	-	24,539
Acquisition/sale of stock, net	-	-	12,375

Net Cash Provided by Investing Activities	$474,531	$-	$(141,356)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,		From Inception of Development Stage On July 5, 1996 Through September 30,
	2011	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$(11,000)	$11,000
Stock subscription received	-	-	23,000
Proceeds from capital stock issued	37,500	75,000	7,612,701
Proceeds from loans	(44,950)	21,450	3,473,252
Change in line-of-credit	-	-	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash (Used by) Provided by Financing Activities	(7,450)	85,450	10,811,291

NET INCREASE (DECREASE) IN CASH	260,900	(16,667)	237,297

CASH AT BEGINNING OF PERIOD	1,071	21,041	24,674

CASH AT END OF PERIOD	$261,971	$4,374	$261,971

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$2,263	$-	$5,589

Income taxes	$100	$-	$1,841

Non-Cash Transactions from Investing and Financing Activities:

Common stock issued for capitalized software development to related parties	$13,900	$-

Common stock issued to pay accounts payable	$20,054	$-

Common stock issued to for stock deposit	$11,000	$-

Accrual for preferred stock dividends payable with preferred shares	$311,761	$-

Preferred stock issued to pay preferred stock dividends	$385,144	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods ended September 30, 2011, common stock equivalents related to the conversion of preferred rights have been included in calculation of diluted earnings per share as shown in the table below.  Common stock equivalents have not been included in the computations for the periods ended September 30, 2010 because they are anti-dilutive.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

Following is a reconciliation of the income (loss) per share for the three months and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2011	2010	2011	2010
Numerator:

Income (loss) before extraordinary items	$412,762	$(177,784)	$286,673	$(308,253)
Income from extraordinary items, net of tax	-	-	-	-

Net income (loss)	$412,762	$(177,784)	$286,673	$(308,253)

Denominator:
Weighted-average common shares outstanding
Basic	45,085,704	44,054,695	45,027,106	43,746,687
Conversion of preferred rights	16,787,182	-	16,740,321	-
Diluted	61,872,886	44,054,695	61,767,427	43,746,687

Income (loss) per share
Basic
Income (loss) before extraordinary items	$0.01	$(0.00)	$0.01	$(0.01)
Income from extraordinary items, net of tax	-	-	-	-
Net income (loss)	$0.01	$(0.00)	$0.01	$(0.01)

Diluted
Income (loss) before extraordinary items	$0.01	$(0.00)	$0.00	$(0.01)
Income from extraordinary items, net of tax	-	-	-	-
Net income (loss)	$0.01	$(0.00)	$0.00	$(0.01)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through September 30, 2011.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying financial statements at September 30, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through September 30, 2011, the Company has incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $17.7million as of September 30, 2011, and will expire in the years 2015 through 2030.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the three months ended September 30, 2011 and 2010, the Company incurred costs of $779 and $88,858 respectively, for research and development of the technology involved with developing its technologies. For the nine months ended September 30, 2011 and 2010, the Company incurred costs of $6,766 and $96,894 respectively, for research and development of the technology involved with developing its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2011 and December 31, 2010 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2011 and December 31, 2010.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $286,673 during the nine months ended September 30, 2011 primarily as a result of one-time income from the sale of certain non-core assets of the Company. The Company did not generate any revenue from product sales during the nine months ended September 30, 2011 or September 30, 2010.  As of September 30, 2011, the Company’s current and total liabilities exceeded its current assets by $1,206,009.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2011, the Company had $261,971 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2011. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of September 30, 2011 and December 31, 2010, there were 312,559 and 287,595 preferred shares issued and outstanding.  As of September 30, 2011, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002.  On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of September 30, 2011, the Company had accrued and unpaid preferred stock dividends totaling $311,761 relating to dividends for the nine months ended September 30, 2011.

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

Initially, Class A Shares were convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment).  In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class A preferred stock is convertible into 97.459 shares of common stock upon conversion.  Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date.  In addition, each holder of Class A Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

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

NOTE 4 – PREFERRED STOCK (Continued)

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

Initially, Class B Shares are convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment).  In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class A preferred stock is convertible into 63.723 shares of common stock upon conversion.  Holders of Class B Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year.  Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared.  Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class B Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class B Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares.  In addition to the foregoing, each holder of a Class B Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class B Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock.  If there is a share split or dividend on the Common Stock, then the Class B Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class B Shares.

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

NOTE 4 – PREFERRED STOCK (Continued)

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

Initially, Class C Shares are convertible into Common Stock at an initial conversion price of $0.66 (subject to adjustment).  In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class A preferred stock is convertible into 24.740 shares of common stock upon conversion.  Holders of Class C Shares shall be entitled to receive when and as declared by the Board of Directors of the Corporation out of any funds at the time legally available therefore dividends at the rate of the Original Issue Price divided by 11.8181818 per share per annum, payable semi-annually on the first day of January and July of each year.  Such dividends shall accrue on each such share from the date of its original issuance and shall accrue from day to day, whether or not earned or declared.  Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares, of the same Series for which the dividend is accrued, for each outstanding Class C Share, on each dividend payment date; provided, that if such dividends in respect of any period shall not have been paid or declared and set apart for payment for all outstanding Class C Shares by each payment date, then until all unpaid dividends thereon shall be paid or set apart for payment to the holders of such shares, the Corporation may not pay, declare or set apart any dividend or other distribution on its shares of Common Stock or other shares junior to the Class C Shares, nor may any other distributions, redemptions or other payments be made with respect to the shares of Common Stock or other junior shares.  In addition to the foregoing, each holder of a Class C Share shall be entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis, so the holders of the Class C Shares shall be entitled to participate equally on a share for share basis with the holders of the shares of Common Stock.  If there is a share split or dividend on the Common Stock, then the Class C Share dividends shall be adjusted as if a similar split or dividend had occurred with respect to the Class C Shares.

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

NOTE 4 – PREFERRED STOCK (Continued)

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

NOTE 5 – LITIGATION AND CONTINGENT LIABILITIES

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of September 30, 2011 and December 31, 2010. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

NOTE 6 – STOCK OPTIONS AND WARRANTS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  The Company did not grant any options or warrants during the nine months ended September 30, 2011.  As of September 30, 2011, the Company had 100,000 warrants outstanding with an exercise price of $0.30 and a remaining contractual life of 4 months.

NOTE 7 – COMMON STOCK

During the nine months ended September 30, 2011, the Company sold 250,000 shares of restricted common stock at $0.15 per share to an individual for $37,500.

During the nine months ended September 30, 2011, the Company received back 1,000,000 shares of restricted common stock from an investment banking firm and $2,500 in cash as a result of cancelling their agreement with the Company.  The investment bank firm had been engaged to assist the Company with finding financing sources.  The Company recorded a credit to operations of $152,500 in connection with the cancellation and retirement of the shares.

During the nine months ended September 30, 2011, the Company issued 137,293 shares to third parties to settle outstanding accounts payable obligations for services provided.

During the nine months ended September 30, 2011, the Company cancelled its agreement with a private investor.  Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash.  The Company recorded a credit to operations of $15,500 in connection with the cancellation and retired the shares.

During the nine months ended September 30, 2011, the Company issued 44,000 shares in exchange for an $11,000 stock deposit that had been received from a former officer of the Company.

During the nine months ended September 30, 2011, the Company issued 300,000 shares to the son of the Company's CEO in exchange for product development services and a commitment to work for the Company on a full-time basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company.  Through June 30, 2011, $49,050 had been advanced to the Company from these individuals or companies they control.  These advances were repaid by the Company during the  quarter ended September 30, 2011.  Advances made by these individuals are  reported in the Company’s Condensed Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the nine months ended September 30, 2011, the Company accrued $231,000 in wages as compensation for the services provided by these individuals to the Company.  The Company paid all amounts owed to the bookkeeper during the current quarter.

The son of the Company's CEO provides product development services to the Company. During the quarter ended September 30, 2011, the Company issued 300,000 common shares valued at $30,000 to this individual for services rendered.

NOTE 9 – SALE OF NON-CORE ASSETS

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that are noncore to the Company’s business and are fully amortized.  The sale closed during September 2011and the Company received net proceeds of $492,031 after paying commissions associated with the sale.  Management plans to use the proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2011 which is the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter  or nine months ended September 30, 2011, has been obtained solely through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The Company continues to search for merger or acquisition candidates or possible entities to whom it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

2011 Operations

During the third quarter of 2011, additional funding was made available to enable the Company to continue implementation of its new mobile technology.  This funding is being used for completion of its KleverShop mobile phone application, completion of the KleverNet database and implementation into a major retailer store.  In addition, the transformation of the product database into the KleverCloud with its enhanced access and mobile management services are being resumed, which will further expand the Company’s product appeal to CPGs and retailers.

Beginning in September additional technical and management consultants were added to the implementation team to provide the skills necessary to complete the testing and demonstration of the company’s mobile technology products – all leading to finalization of a beta product and commercial release.

The Company is currently in meetings with investment bankers to acquire the additional funding necessary to carry the company through next year and to continue to improve the balance sheet.

Anticipated Business Development in the Next 12 Months

Following completion of the application tests, the Company's software consultant will complete the KleverShop software development and documentation.  At the same time the Company will be conducting workshops with CPG companies and retailers to both further refine our product features and introduce them to the advantages of the Klever Marketing solution.  The Company plans to continue to implement additional features of our business model in an effort to increase shareholder value.  At the same time, the  Company will also be implementing its comprehensive marketing plan to bring this new opportunity to the attention of consumers, CPGs and retailers through a number of medias – some traditional and others using new wave market penetration techniques.  The Sales and Marketing Manager is currently determining the right mix of social and traditional marketing media.  During the launch period, the Company plans to add staff to transition to full operations in preparation for Phase 2 implementation. No assurance or warranty can be given that the Company will be successful with these efforts.

Results of Operations

Three months ended September 30, 2011 compared to Three months ended September 30, 2010

For the three months ended September 30, 2011, the Company had net income of  $412,762 as compared to a net loss of ($177,784) for the three months ended September 30, 2010.  The increase in net income was primarily due to the Company receiving net proceeds of $492,031 from selling certain IP addresses that are noncore to the Company's business coupled with a decrease in general and administrative costs of $88,970. General and administrative costs totaled $71,740 during the third quarter of 2011 compared to $160,710 for the third quarter of 2010.  General and administrative costs declined because  of a reduction in outside service costs of $131,558 and accounting costs of 10,192 partially offset by an increase of $28,290 for wages and services contributed and $21,153 in legal fees.  Outside service costs were much higher in 2010 because the Company issued $150,000 of common stock to an investment banking firm to assist with raising capital for the Company.  The agreement was subsequently terminated and the shares were returned to the Company during the first quarter of 2011. Management has not been paid any compensation for the last several years as all of the Company's resources have been spent operating the Company and developing its proprietary technology.  Effective, January 1, 2011, the Company began accruing  quarterly compensation for services provided by the Company's CEO, COO, and book keeper as more fully described in Note 8 to the financial statements.

The Company incurred $779 of research and development expenses during the quarter ended September 30, 2011 as compared to $88,858 for the quarter ended September 30, 2010.  The decrease in research and development expenses is primarily the result of the Company reaching technological feasibility with its mobile phone technology and capitalizing costs incurred to complete its development.

During the quarter ended September 30, 2011, interest expense increased to $6,650 from $5,119 as for the quarter ended September 30, 2010 as a result of increased debt.

Nine months ended September 30, 2011 compared to Nine months ended September 30, 2010

For the nine months ended September 30, 2011, the Company had net income of $286,673 as compared to a net loss of ($308,253) for the nine months ended September 30, 2010.  The increased profitability  is primarily the result of the Company realizing net proceeds of $492,031 from selling certain IP addresses that were non-core assets not being used by the Company coupled with lower general and administrative and research and development expenses. General and administrative expenses decreased from $272,290 for the nine months ended September 30, 2010 to $176,478 for the nine months ended September 30, 2011.  The primary reason for the decrease in general and administrative costs is due to outside services being reduced from $172,507 in 2010 to a credit balance of ($136,450) in 2011 which represents a decrease of $308,957.  Outside services decreased primarily as a result of the Company cancelling certain agreements with investment bankers and other investors resulting in cash refunds and shares of common stock being returned to the Company. The decrease in outside services was partially offset by an increase of $$166,770 for wages and contributed services. Management has not been paid any compensation for the last several years as all of the Company's resources have been spent operating the Company and developing its proprietary technology.   Effective, January 1, 2011, the Company began accruing  quarterly compensation for services provided by the Company's CEO, COO, and book keeper as more fully described in Note 8 to the financial statements.

The Company incurred $6,766 of research and development expenses during the nine months ended September 30, 2011 as compared to $96,894 for the nine months ended September 30, 2010.  The decrease in research and development expenses is primarily the result of decreased spending on product development coupled with the Company reaching technological feasibility with its mobile phone technology and capitalizing costs incurred to complete its development.

During the nine months ended September 30, 2011, interest expense increased to $22,014 from $15,472 for the prior year period as a result of increased debt.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the quarter ended September 30, 2011, the Company was able to sell certain non-core IP address assets which resulted in the Company receiving net proceeds of $492,031.  The Company has used the proceeds from this transaction to pay certain obligations and to continue with its product development efforts. Management believes that the Company will require additional funding and they are in the process of looking for additional investors.  Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations.  From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used by operating activities were ($206,181) and ($102,117) for the nine months ended September 30, 2011 and 2010, respectively.  The increase in cash flows used in operating activities is primarily due to increased profitability resulting from the Company selling certain non-core IP address assets in September 2011 coupled with an increase in accrued liabilities of $190,897.   These increases were offset by a non-cash adjustment for shares of common stock issued in the prior year valued at ($142,899) that were returned to the Company during the nine months ended September 30, 2011 coupled with a ($492,031) gain from the sale of the IP addresses and a ($48,856) decrease in accounts payable.

Cash flows from investing activities totaled $474,531 for the quarter as the Company incurred costs to develop its mobile phone technology.

Cash flows generated from financing activities totaled ($7,450) for the nine months ended September 30, 2011 as opposed to $85,450 for the nine months ended September 30, 2010.  During the nine months  ended September 30, 2011, the Company sold 250,000 restricted shares of common stock to an individual for $37,500 and made net repayment on officer loans of $44,950. The Company also reduced its stock deposit by $11,000.  During the nine months ended September 30, 2010, the Company received proceeds from sales of common stock of $75,000 and proceeds from officer loans of $21,450.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2011, our disclosure controls and procedures needed continue to be declared as ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures.  We also did not have an appropriate level of corporate governance with regard to monitoring and ensuring compliance with regard to our authorized shares of preferred stock and ensuring that stock certificates ae issued to subscribers in a timely manner.  The remedies for this situation are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of September 30, 2011 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller, we do not meet the full requirement for separation.

●	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened to limit the possibility of any lapse in controls occurring.

●	We have not achieved the desired level of corporate governance with regard to our monitoring and ensuring compliance with regard to our authorized shares for preferred stock and in ensuring that stock certificates are issued to subscribers in a timely manner.

In light of the material weaknesses described above for the 2011 third quarter, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Our management determined that there were no other changes made in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

DATE:   November 11, 2011

By: /s/ Paul G Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

By: /s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)