Form 10-Q/A
period 2011-03-31
KLEVER MARKETING INC
filed 2012-02-01
CIK 866439

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011 is being filed solely to correct check boxes on the cover.  Also, as a result of this amendment, the page numbers have changed, however no other changes have been made since the original filing of this quarterly report.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements (Unaudited):

Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	4

Condensed Statements of Operations for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2011	5

Condensed Statements of Cash Flows for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2011	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors and Uncertainties	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25
Signatures	26
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$1,221	$1,071
Prepaid expenses	18	35

Total Current Assets	1,239	1,106

FIXED ASSETS
Capitalized software	72,500	72,500
Office equipment	-	-
Less accumulated depreciation	-	-

Total Fixed Assets	72,500	72,500

OTHER ASSETS
Intangibles, net	550	550

Total Other Assets	550	550

TOTAL ASSETS	$74,289	$74,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$496,878	$502,884
Accrued liabilities	609,875	516,348
Preferred stock dividends	487,613	385,144
Related party notes payable	44,950	44,950
Notes payable	15,000	15,000
Stock deposits	11,000	11,000

Total Current Liabilities	1,665,316	1,475,326

Total Liabilities	1,665,316	1,475,326

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 93,056 issued and outstanding in 2010 and 2009); aggregate liquidation preference of $2,419,456	931	931
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 70,529 issued and outstanding in 2010 and 2009); aggregate liquidation preference of $1,198,983	705	705
Convertible preferred stock - Class C ( par value $0.01; 150,000 shares authorized; 124,010 issued and outstanding in 2010 and 2009); aggregate liquidation preference of $818,466	1,240	1,240
Common stock (par value $0.01), 250,000,000 shares authorized, 45,071,640 and 45,921,640 shares issued and outstanding, respectively	450,716	459,216
Treasury stock, 100,000 shares at December 31, 2010 and 2009	(1,000)	(1,000)
Paid in capital in excess of par value	16,386,261	16,595,001
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,096,095)	(15,123,478)

Total Stockholders' Equity (Deficit)	(1,591,027)	(1,401,170)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$74,289	$74,156

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	163,306
General and administrative	(40,588)	87,274	11,201,824
Research and development	3,917	-	4,746,947

Total Expenses	(36,671)	87,274	16,112,077

OTHER INCOME (EXPENSE)

Other income	-	-	508,751
Interest income	-	-	18,902
Interest expense	(9,288)	(5,119)	(2,655,150)
Forgiveness of debt	-	-	399,387
Gain on sale of assets	-	-	26,947
Capital gain on sale of investments	-	-	191,492

Total Other Income (Expense)	(9,288)	(5,119)	(1,509,671)

NET INCOME (LOSS) BEFORE INCOME TAXES	27,383	(92,393)	(17,365,748)

INCOME TAXES	-	-	1,741

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	27,383	(92,393)	(17,367,489)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	-	-	2,271,394

NET INCOME (LOSS)	$27,383	$(92,393)	$(15,096,095)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,476,036	43,590,130

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	62,215,836	43,590,130

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$27,383	$(92,393)	$(15,096,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	(159,000)	-	1,082,570
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	-	-	(216,346)
Loss on sale/disposal of assets	-	-	486,536
Compensation expense from stock options and warrants	-	3,870	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	-	-	(107,259)
Services contributed by officers	-	15,000	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	62,281
(Increase) decrease in other assets and prepaids	17	-	89,220
(Increase) in deferred stock offering costs	-	20,000	-
Increase (decrease) in accounts payable	723	20,787	434,623
Increase (decrease) in accrued liabilities	93,527	17,719	689,464

Net Cash Used by Operating Activities	(37,350)	(15,017)	(10,263,807)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Capitalized software development costs	-	-	(65,000)
Acquisition/sale of patents and other intangibles	-	-	24,539
Acquisition/sale of stock, net	-	-	12,375

Net Cash Used by Investing Activities	$-	$-	$(615,887)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$-	$11,000
Stock subscription received	-	-	23,000
Proceeds from capital stock issued	37,500	-	7,612,701
Proceeds from loans	-	-	3,518,202
Change in line-of-credit	-	-	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	37,500	-	10,856,241

NET INCREASE (DECREASE) IN CASH	150	(15,017)	(23,453)

CASH AT BEGINNING OF PERIOD	1,071	21,041	24,674

CASH AT END OF PERIOD	$1,221	$6,024	$1,221

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$-	$-	$3,326

Income taxes	$-	$-	$1,741

Non-Cash Transactions from Investing and Financing Activities:

Common stock issued to pay accounts payable	$6,730	$-

Accrual for preferred stock dividends payable with preferred shares	$102,469	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months ended March 31, 2011 and 2010, respectively:

	March 31,
	2011	2010
Numerator:

Income (loss) before extraordinary items	$27,383	$(92,393)
Income from extraordinary items, net of tax	-	-

Net income (loss)	$27,383	$(92,393)

Denominator:
Weighted-average common shares outstanding
Basic	45,476,036	43,590,130
Conversion of preferred rights	16,739,800	-
Diluted	62,215,836	43,590,130

Income (loss) per share
Basic
Income (loss) before extraordinary items	$0.00	$(0.00)
Income from extraordinary items, net of tax	-	-
Net income (loss)	$0.00	$(0.00)

Diluted
Income (loss) before extraordinary items	$0.00	$(0.00)
Income from extraordinary items, net of tax	-	-
Net income (loss)	$0.00	$(0.00)

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

DATE:      January 31, 2012

By:  /s/ Paul G Begum
Paul G. Begum
Chairman
(Principal Executive Officer)

By:  /s/ Robert Campbell
Robert Campbell
(Principal Financial Officer)