Form 10-K
period 2011-12-31
KLEVER MARKETING INC
filed 2012-03-30
CIK 866439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________  to  _________

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.03 as quoted on the OTCBB, on December 31, 2011, is $771,433. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.  The number of common shares held by non-affiliates of the Registrant totaled 25,714,441.

As of March 22, 2012, there were 45,716,377 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for Klever Marketing, Inc. (“Klever” or the “Company”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

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

ii

EXPLANATORY NOTE

On April 8, 2011, while the Company was in the final stages of preparing its 2010 10-K Report, Klever was notified that our former auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC (Chisholm) was sanctioned by the Public Company Accounting Oversight Board (PCAOB).  This action occurred as a result of activities in 2006 and 2007 with other public companies.  None of these activities involved Klever Marketing in any way.  However, this sanction resulted in de-registration of Chisholm such that they were unable to issue their consent to the 2009 financial statements, which are a necessary part of our 10-K filing.  Accordingly, our prior year financial statements had to be re-audited by our current auditor, Haynie & Company before the 10-K could be filed.  The re-audit could not be performed in time to meet the 10-K filing deadline, which resulted in Klever being late with this filing.  In connection with the requirement to re-audit, on April 27, 2011, the Company submitted a written request to the SEC requesting a waiver of having to go back and re-audit the Company’s inception to date cumulative financial statements covering the period July 5, 1996 to December 31, 2008.  On May 5, 2011, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC would not object to our request.  As such, the Company has only had the 2009 financial statements re-audited and the Company’s cumulative inception to date financial statements are labeled as unaudited in this 10-K Report.

iii

PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

General

Klever Inc. was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit.  The Company has successfully conducted two in-store demonstrations of its technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Program.  Subsequently, in 2010, the Company shifted its business model to mobile technology and has aggressively developed new applications using this technology, which it expects to market and release in the near future.

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

2011 Mobile Application Development and Implementation

The Company made considerable progress on its mobile application development and implementation during 2011.  The software programming of both our KleverShop™ and KleverDash™ applications were completed to the Beta phase ready for in-store demonstration.  The Sales and Marketing effort ramped up during the year with the hiring of a Sales and Marketing Manager, who provided refinements to our marketing plan that allows us to specifically target our market penetration strategy and tactics.  Additionally, we hired a highly knowledgeable retail consultant to open doors to additional retailer contacts and assure that our message was on track with their needs.  It is important to understand that as advanced as our KleverShop™ and KleverDash™ applications are, we are fundamentally a solutions company helping our retail and supplier clients develop and implement their mobile strategies.  Residing in the KleverKloud™, our KleverDash™ product allows retailers to establish and manage digital promotion campaigns with far greater accuracy and flexibility than they are now able to achieve.  This product alone can revolutionize the way consumers, retailers and suppliers interact.  Our Sales and Marketing team launched a new website early in 2012 which highlights the features of our new products and our mobile management platform.

The KleverShop™ experience begins with the creation of the shopping list. Whether they are items scanned in the home or items identified using an electronic shopping list template or through a downloaded recipe, the consumer can easily build a shopping list. The Company believes that the Klever system will make building a shopping list efficient and fun for the consumer while simultaneously creating the first touch point for learning their preferences and needs. With the initial shopping list complete, consumers will no longer need to wade through an ocean of coupons looking for the few they want. Instead, the coupons they want and need will come to them automatically. Additionally, suppliers and retailers will have the opportunity to up sell their products and make a direct and targeted impression on the consumer which should significantly contribute to basket up lift. This business model not only will save the consumer valuable time, but the simplicity of this process which is a key differentiator for Klever Marketing, is expected to save the Consumer Packaged Goods (“CPG”) companies and retailers time and money.

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

Anticipated Business Development in the Next 12 Months

2012 promises even more advances in the Company’s product implementation.  As of the printing of this report, Klever has signed a Letter of Intent with a local retailer for demonstration of the Beta product including testing and ongoing refinements to assure it meets product requirements and customer ease of use.  From here the Company will be utilizing its newly installed Customer Relationship Management (“CRM”)  system to expand its retail store and supplier marketing with the goal of launching in major market chain by mid-year.

Notable progress is being made, and the Company is optimistic about its future.  However, we must caution the reader that Klever is still a development stage company and no revenue contracts have yet been signed.  No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

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

Our independent accountant’s report to our audited consolidated financial statements for the year ended December 31, 2011, indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC BB exchange under the symbol KLMK.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

ITEM 2.  DESCRIPTION OF PROPERTY

None

ITEM 3.  LEGAL PROCEEDINGS

The Company has no current legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The stock is traded on the OTC BB exchange under the trading symbol KLMK.  The Company has 250 million authorized common shares.

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years.  The information below was provided by Wilson Davis & Company and reflects the highest and lowest closing prices during each quarter.

2011:	High	Low
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.01

2010:	High	Low
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.01
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.08	$0.03

The number of shareholders of record of the Company's common stock as of December 31, 2011 was approximately 902.

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

On February 22, 2011, the Company issued 250,000 shares of common stock to Kendall Gray and Lind Garf Jt WROS for cash of $37,500.  The shares were valued at $.15 per share.

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

Beneficial Ownership Compliance Reporting

The Company is aware of the following share and option transactions for the reporting period ending December 31, 2011 for which Form 4 or Form 5 were not filed.

Name	Officer or Board	Number of Shares	Share Price	Option Price	Total Cost	Date	No. of Years
Kendall Gray & Lind Garff JTWROS (c)	No	250,000	$0.15		$37,500	2/22/2011
Bierwolf Morrill & Nilson PLLC (b)	No	50,000	$0.13		$6,730	3/11/2011
Jermiah Cox (f)	No	44,000	$0.25		$11,000	9/28/2011
David Hardman (a)	No	87,293	$0.15		$13,325	9/28/2011
Anthony Begum (d) (e)	No	300,000	$0.10		$30,000	9/28/2011
Anthony Begum (a)	No	139,000	$0.10		$13,900	10/6/2011
Anthony Begum (a)	No	161,000	$0.10		$16,100	10/6/2011
Yesco LLC (b)	No	10,000	$0.25		$2,500	12/30/201

(a) Stock issued in lieu of expense
(b) Stock issued in lieu of debt
(c) Stock issued for cash
(d) Stock subsequently returned
(e) Stock subsequently cancelled
(f) Stock issued for stock deposit made prior to 2011

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

We advise anyone relying upon this report that any statement of earnings by the Company for the calendar year ending December 31, 2011 and 2010 have been obtained partially through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the Company from operations.  For the year ended December 31, 2011, the Company’s primary source of funding came through the sale of certain non-core intangible assets.

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

Results of Operations - For the year ended December 31, 2011, the Company generated net income of $208,641 as compared to a net loss of $393,001 for the year ended December 31, 2010.  In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that were noncore to the Company’s business and were fully amortized.  The sale closed during September 2011and the Company received net proceeds of $492,031 after paying commissions associated with the sale.  Management used the net proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.  The 2010 net loss is primarily the result of expenditures on development of the Company’s mobile applications and ongoing administrative expenses.   The Company remains in the product development stage and generated no revenue in 2011 or 2010.  During 2011, the Company’s expenditures were directed at defining and validating the Company's new direction, preparing mobile application requirements, developing the software to meet these requirements, and contacting retailers and CPG companies to confirm the marketability of the application and database.

General and administrative expenses for the year ended December 31, 2011 increased by $76,720 or 20.23% to $455,865 from $379,145 for the year ended December 31, 2010.   The primary reason for the overall increase in general and administrative expenses is due to increases in legal fees and management compensation of $12,148 and $171,000, respectively resulting primarily from increased legal costs for contract work and due to the officers of the Company accruing increased compensation. These increases were partially offset by decreases for outside services, accounting, and commissions which decreased by $45,950, $7,500, and $35,000, respectively.  During 2011, compensation for officers and bookkeeping totaled $231,000 compared to the Company recording $60,000 for contributed services which related to the estimated fair value of services provided by the Company’s CEO and COO who took no compensation during 2010.  Only $6,750 of the  2011 compensation accrued for the CEO and COO was paid in 2011.

During the year ended December 31, 2011, research and development costs decreased by 71.58% from $95,225 in 2010 to $27,063 in 2011.  During 2011, the Company incurred more costs to develop its technology than it did in 2010; however, the decrease in R&D expenses was due primarily to the Company obtaining technological feasibility with its mobile software development and capitalizing $118,620 of development costs.

Other income (expense) increased to $692,469 in 2011 from $81,810 in 2010 representing an increase of $610,659.  The increase is primarily due to the Company selling certain IP addresses that are noncore to the Company’s business and were fully amortized.  The Company received net proceeds of $492,031 from the sale of these assets.  The Company did not sell any assets during 2010.  In addition, the Company recorded a $177,000 due to the cancellation of certain agreements with a private investor and an investment banking firm which resulted in the Company receiving $9,000 in cash plus the return of 1,150,000 shares of common stock. The Company recorded $67,566 of forgiveness of debt income in connection with the Company entering into settlement agreements with one of its creditors and due to one creditor agreeing to waive all of its finance charges during 2011. In 2010, forgiveness of debt income totaled $102,422 as a result of the Company entering into settlement agreements with two of its creditors.

Liquidity and Capital Resources – The Company has not received, recorded, or consolidated revenue from ongoing operations and has relied on equity transactions, loans, and proceeds from selling non-core assets to fund development of our business plan and the costs of ongoing operations.  Management intends to raise additional funds through selling private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.

Cash used by operating activities – Cash used for operating activities totaled $175,485 for 2011 compared with $74,370 for 2010, an increase of $101,115.  The increase in 2011 for cash used by operating activities was primarily due to an increase in net income of $601,642 from a net loss of ($393,001) in 2010 to net income of $208,641 for 2011.  Non-cash expenses relating to shares issued for services totaled $28,986 in 2011 compared to $195,788 in 2010. During 2011 stock returned for services not rendered and gain on sale of assets totaled ($175,100) and ($492,031) compared to $0 for both categories in 2010.  .During 2010, services contributed by the CEO and COO totaled $60,000 compared to zero for 2011.  The Company obtained debt forgiveness of $67,566 in 2011 compared to $102,422 for 2010 as a result of negotiating reductions in amounts owed with certain creditors.  Accounts payable increased by $30,110 in 2011 compared to an increase of $126,519 for 2010.   Accrued liabilities increased by $291,440 in 2011 as compared to an increase of $14,911 for 2010.  The increase in 2011 is primarily due to increased accruals for officer compensation and interest.   At December 31, 2011, the Company had accrued $269,250 for officer compensation.  The Company’s CEO was paid $6,750 in 2011.  No other executive compensation was paid. The Company’s officers did not take any compensation in 2010 or 2009.  During 2010, the Company entered into settlement agreements with certain creditors.  Pursuant to the terms of the agreements, the Company had to pay off the amounts owed in the settlement agreements by March 2011.  If the payments were not made, the Company had to accrue interest on the total outstanding obligation owed.  The Company was not able to meet the scheduled payments in accordance with the settlement agreements.  As a result at December 31, 2011, the Company had accrued interest of $94,475 compared to $59,555 as of December 31, 2010, an increase of $34,920.

Cash provided (used) by investing activities – During the year ended December 31, 2011, the Company generated cash from investing activities of $359,737 compared to cash used for operating activities of ($65,550) for the year ended December 31, 2010.  In 2011, the Company generated cash from selling certain non-core IP addresses of $492,031 partially offset by capitalized software development costs of $104,720 and costs spent on obtaining patents and trademarks on its intellectual property of $27,574.  In 2010, the Company incurred $65,000 of capitalized software development costs and $550 for purchasing a new domain name.  The Company obtained technological feasibility for its software development in December 2010.   Prior to obtaining technological feasibility, the Company expensed all of its development costs as research and development expenses.

Cash (used) provided by financing activities – Cash used for financing activities for 2011 totaled ($7,450) compared to cash provided by financing activities totaled $119,950 for 2010.  During 2011, the Company received proceeds from the sale of its common stock of $37,500 and made net payments on loans made by its officers of $44,950.  During 2010, the Company received proceeds from selling common stock of $75,000 and received proceeds from loans from its officers totaling $44,950.

As of December 31, 2011, our cash position was $177,873, compared with $1,071 as of December 31, 2010.  We anticipate continuing development and marketing expenses in future periods as the Company further develops and begins testing its technologies.  We anticipate hiring additional employees for this development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital.  The Company requires working capital principally to complete testing and market its new mobile products and to continue research and development and operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock.  There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings.  From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions.  There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

•	The Company may not obtain the equity funding or short-term borrowings necessary to market and launch its mobile applications.
•	The product launch may take longer to implement than planned or may not be successful.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2011, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following four material weaknesses in internal control over financial reporting:

•
The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting.  We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation.  However, until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation.

•
We have not achieved the desired level of documentation of our internal controls and procedures.  When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•
We have not achieved the desired level of corporate governance with regard to our monitoring and ensuring compliance with key controls including regard to our authorized shares for preferred stock and in ensuring that stock certificates are issued to subscribers in a timely manner.

•
We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions.  Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

As of December 31, 2009, the Company had a member of its Audit and Compliance Committee (“Audit Committee”) resign leaving the Company with only one person serving on its Audit Committee.  To date, the Company has not been able to add any additional members to its Audit Committee due its limited financial resources. When the Company obtains sufficient funding, Management intends to add an additional member to the  Audit Committee and charge them with assisting the Company in addressing the material weaknesses.   The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	68	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	67	COO and CFO	Future shareholder meeting

Jerry P. Wright	58	Director	Future shareholder meeting

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

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2011, the Company had one active board committee, the Audit and Compliance Committee.  Donald Pickett, CPA serves on this committee.  The committee meets annually to determine auditors and scope of the audit, as well as to review the 10K and our audited financials.

Audit Committee Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that the current member of the audit committee is financially literate and experienced in business matters, and that he is capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that the current member of the audit committee has not obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid for the years ended December 31, 2011 and 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
Name and Principal Position	Year Ended Dec 31,	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Underlying Options /SAR’s	LTIP	All Other Compensation

Paul G. Begum Chairman/CEO	2011	$6,750	$0	$0	$0	$0	$0	$0

Robert Campbell COO	2011	$0	$0	$0	$0	$0	$0	$0

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2011, to the chief executive officer, chief financial officer, and directors of the Company.  As shown, no grants of options took place and no options are outstanding as of December 31, 2011.

Name	Shares Acquired on exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money options ($) (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul G. Begum	0	$0	$0	$0	$0	$0

Robert A. Campbell	0	$0	$0	$0	$0	$0

Jerry P. Wright	0	$0	$0	$0	$0	$0

  (a) Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company has adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or was known by the Company to own beneficially shares of stock that have more than 5% of the 63,880,409 (45,512,933 common plus 18,367,476 preferred)  votes as of December 31, 2011.  The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directos and Executive Officers

Paul G. Begum (through PSF Inc.)	Direct	10,450,230
30251 Golden Latern	Preferred	18,367,476
Suite E, PMB 411	Options/Warrants
Laguna Niquel, CA 92677	Total	28,817,706	45.11%

Robert A. Campbell	Direct	4,741,000
991 Rippey Sreet	Preferred
El Cajon, CA 92020	Options/Warrants
	Total	4,741,000	7.42%

Terry Warner	Direct	4,607,262
(through Mahalo, LLC and Zedeka, LLC)	Preferred
	Options/Warrants
	Total	4,607,262	7.21%

Total		38,165,968	59.74%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director and Officer Loans to the Company

Loans were made to the Company during 2010 by two officers in the following amounts:

From	Principal Balance as of 12/31/2010	Borrowings	Repayments	Principal Balance as of 12/31/2011

Paul G. Begum (through PSF Inc.)	$6,500	$5,200	$11,700	$-

Paul G. Begum (through Tree of Stars, Inc)	5,000		5,000	-

Robert A. Campbell	33,450	1,000	34,450	-

Total	$44,950	$6,200	$51,150	$-

All of the above loans were fully repaid during 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees paid by the Company to Haynie & Company for professional services rendered for the years ended December 31, 2011 and 2010, respectively.

Service	2011	2010
Audit Fees	$20,245	$8,500
Audit-Related Fees	-	-
Tax Fees	930	-
All Other Fees	-	-
Total	$21,175	$8,500

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission, and related other services that are normally provided by Haynie & Company in connection with statutory and regulatory filings or engagements.

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

The Audit Committee pre-approved 100% of the Company’s 2011 and 2010 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 10-K

(a)  The following documents are filed as part of this report.

1.  Financial Statements

Page

Report of Independent Registered Public Accountants	F-3

Balance Sheets
December 31, 2011 and 2010	F-4

Statements of Operations
For the Years Ended December 31, 2011 and 2010 and for the Cumulative Period from July 5, 1996 (inception of development stage) to December 31, 2011	F-5

Statement of Stockholders’ Equity
From July 5, 1996 (inception of development stage) to December 31, 2011	F-6

Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010 and for the Cumulative Period from July 5, 1996 (inception of development stage) to December 31, 2011	F-11

Notes to the Financial Statements	F-13

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

KLEVER MARKETING, INC.

Dated: March 30, 2012	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2012.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO
Robert A. Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC.

(A Development Stage Company)

Financial Statements

As of December 31, 2011 and 2010
and for the Years Ended December 31, 2011 and 2010 and for the Period from Inception July 5, 1996 to December 31, 2011

C O N T E N T S

Report of Independent Registered Public Accounting Firm

The Board of Directors
Klever Marketing Inc.
Laguna Niguel, California

We have audited the accompanying balance sheets of Klever Marketing Inc. (a Development Stage Company) as of December 31,  2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing Inc. (a Development Stage Company) as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has no current source of revenue and suffered losses from operations since inception and is dependent on financing to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of assets and liabilities that might result in the event the Company cannot continue in existence.

We were not engaged to audit, and we did not audit, the related statements of operations, stockholders’ equity (deficit) and cash flows from inception (July 5, 1996) through December 31, 2011, and accordingly, we express no opinion or any other form of assurance on them.

/s/ Haynie & Company

Salt Lake City, Utah
March  30, 2012

KLEVER MARKETING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2011	2010

CURRENT ASSETS
Cash	$177,873	$1,071
Prepaid expenses	-	35

Total Current Assets	177,873	1,106

FIXED ASSETS
Capitalized software development	191,120	72,500
Less accumulated depreciation	-	-

Total Fixed Assets	191,120	72,500

OTHER ASSETS
Intangibles, net	28,124	550

Total Other Assets	28,124	550

TOTAL ASSETS	$397,117	$74,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$455,860	$502,884
Accrued liabilities	807,788	516,348
Preferred stock dividends	323,968	385,144
Related party notes payable	-	44,950
Notes payable	15,000	15,000
Stock deposits	-	11,000

Total Current Liabilities	1,602,616	1,475,326

Total Liabilities	1,602,616	1,475,326

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A (par value $0.01; 150,000 shares authorized;101,134 and 93,056 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $2,629,484.	1,011	931
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized;76,651 and 70,529 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $1,303,067.	767	705
Convertible preferred stock - Class C (par value $0.01; 200,000 shares authorized; 134,774 and 124,010 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $889,508.	1,348	1,240
Common stock (par value $0.01), 250,000,000 shares authorized, 45,512,933 and 45,921,640 shares issued and outstanding, at December 31, 2011 and December 31, 2010, respectively	455,129	459,216
Treasury stock, 100,000 shares at December 31, 2011 and 2010	(1,000)	(1,000)
Due from related party payable in common stock	(16,100)	-
Paid in capital in excess of par value	16,601,968	16,595,001
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,914,837)	(15,123,478)

Total Stockholders' Equity (Deficit)	(1,205,499)	(1,401,170)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$397,117	$74,156

See accompanying notes to financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2011 and 2010
			Unaudited
	2011	2010	From Inception of Development Stage On July 5, 1996 Through December 31, 2011

REVENUES	$-	$-	$256,000

EXPENSES

Sales and marketing	-	-	163,306
General and administrative	455,865	379,145	11,698,277
Research and development	27,063	95,225	4,770,093

Total Expenses	482,928	474,370	16,631,676

OTHER INCOME (EXPENSE)

Other income	177,000	-	685,751
Interest income	250	-	19,152
Interest expense	(44,378)	(20,612)	(2,690,240)
Forgiveness of debt	67,566	102,422	466,953
Gain on sale of assets	492,031	-	518,978
Capital gain on sale of investments	-	-	191,492

Total Other Income (Expense)	692,469	81,810	(807,914)

NET INCOME (LOSS) BEFORE INCOME TAXES	209,541	(392,560)	(17,183,590)

INCOME TAXES	900	441	2,641

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	208,641	(393,001)	(17,186,231)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	-	-	2,271,394

NET INCOME (LOSS)	$208,641	$(393,001)	$(14,914,837)

BASIC EARNINGS PER COMMON SHARE	$-	$(0.01)

FULLY DILUTED EARNINGS PER COMMON SHARE	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,150,293	44,208,928

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	63,343,152	44,208,928

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 1995 (Unaudited)	247,100	$2,471	12,210,949	$122,109	$-	$-	$-	$74,022,028	$(103,351,248)	$-	$(29,204,640)
January 1996, shares issued in connection with merger	(247,100)	(2,471)	(3,784,905)	(37,849)	5,059	-	-	(70,257,358)	100,017,463	-	29,724,844
Shares issued for cash at $0.50-$3.00 per share	-	-	314,287	3,143	-	-	-	507,932	-	-	511,075
Shares issued in exercise of options at $1.00-$1.25 per share	-	-	130,000	1,300	-	-	-	136,200	-	-	137,500
Shares issued for services at $1.25 per share	-	-	14,282	143	-	-	-	17,710	-	-	17,853
Shares issued for receivable at $1.00-$3.00 per share	-	-	-	-	407	-	-	101,543	-	-	101,950
Shares issued to officer and employee for patents	-	-	-	-	2,250	-	-	130,500	-	-	132,750
Net loss in the year ended December 31, 1996	-	-	-	-	-	-	-	-	-	(831,814)	(831,814)
Balance, December 31, 1996 (Unaudited)	-	-	8,884,613	88,846	7,716	-	-	4,658,555	(3,333,785)	(831,814)	589,518
Shares issued for cash at $0.01 - $3.00 per share	-	-	228,150	2,282	49	-	-	449,976	-	-	452,307
Shares issued to officers for loans at $0.08 - $1.82 per share	-	-	249,444	2,494	-	-	-	74,287	-	-	76,781
Shares issues for services at $0.50 - $2.59 per share	-	-	10,398	104	-	-	-	7,391	-	-	7,495
Share issued to officers for patents	-	-	260,813	2,608	(2,250)	-	-	1,892	-	-	2,250
Shares issued for cash and receivables at $1.75 - $2.00 per share	-	-	58,286	583	(100)	-	-	85,267	-	-	85,750
Shares issued to Videocart creditors	-	-	97,610	976	(976)	-		-	-	-	-
Shares issued for research and development at par	-	-	-	-	464	-	-	-	-	-	464
Shares issued for employee compensation at $2.50 per share	-	-	6,000	60	-	-	-	14,940	-	-	15,000
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	-	(755,594)	(755,594)
Balance, December 31, 1997	-	-	9,795,314	97,953	4,903	-	-	5,292,308	(3,333,785)	(1,587,408)	473,971
Shares issued for cash at $1.50 - $3.00 per share			294,059	2,941	(100)		-	612,416			615,257
Shares issued for services at $2.00 - $7.80 per share	-	-	13,648	136	-	-	-	43,590	-	-	43,726
Shares issued for employee compensation at $2.19 - $3.06 per share	-	-	4,363	44	-	-	-	9,954	-	-	9,998
Shares issued for accounts receivable at $1.50 - $2.12 per share	-	-	129,437	1,294	-	-	-	209,671	-	-	210,965
Shares issued for 1,500 shares of Avtel stock at $3.00 per share	-	-	4,125	41	-	-	-	12,334	-	-	12,375
Shares issued for research and development contract	-	-	46,366	464	(464)	-	-	-	-	-	-
Shares issued to officer for patent at $2.94 per share	-	-	150,000	1,500	250	-	-	512,313	-	-	514,063
Shares returned at $1.58 per share	-	-	(42,493)	(425)	-	-	-	(66,667)	-	-	(67,092)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	-	(1,496,926)	(1,496,926)
Balance, December 31, 1998 (Unaudited)	-	$-	10,394,819	$103,948	$4,589	$-	$-	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337

See accompanying notes to financial statements

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 1998 (Unaudited)	-	$-	10,394,819	$103,948	$4,589	$-	$-	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337
Shares issued for cash at $1.96 - $3.00 per share	-	-	701,525	7,015	-	-	-	1,649,949	-	-	1,656,964
Shares issued for employee compensation at $1.95 - $2.34 per share	-	-	2,995	30	-	-	-	6,187	-	-	6,217
Shares issued for exercise of options at $0.52 - $0.86 per share	-	-	238,271	2,383	-	-	-	200,342	-	-	202,725
Shares returned at $0.67 - $1.58 per share	-	-	(62,489)	(625)	-	-	-	(107,047)	-	-	(107,672)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	-	(1,734,623)	(1,734,623)
Balance, December 31, 1999 (Unaudited)	-	-	11,275,121	112,751	4,589	-	-	8,375,350	(3,333,785)	(4,818,957)	339,948
Shares issued for cash at $1.07 - $2.75 per share	-	-	279,742	2,798	-	-	-	532,754	-	-	535,552
Preferred shares issued for cash at $17-$26 per share	84,576	846	-	-	-	-	-	1,827,529	-	-	1,828,375
Shares issued for employee compensation at $3.99 per share	-	-	74,608	746	-	-	-	296,939	-	-	297,685
Shares issued for exercise of stock options at $0.86 - $1.07 per share	-	-	597,778	5,978	-	-	-	511,931	-	-	517,909
Shares issued for accounts payable at $2.75 - $3.00 per share	-	-	9,488	95	-	-	-	26,649	-	-	26,744
Paid-in capital from treasury stock transaction	-	-	-	-	-	-	-	16,180	-	-	16,180
Shares canceled and converted to preferred shares at $2.75 per share	-	-	(100,000)	(1,000)	-	-	-	(274,000)	-	-	(275,000)
Conversion of note payable to preferred shares at $26 per share	9,615	96	-	-	-	-	-	249,904	-	-	250,000
Shares issued that were paid for in 1997	-	-	23,334	233	(233)	-	-	-	-	-	-
Shares issued for services at $0.89 per share	-	-	2,697	27	-	-	-	2,373	-	-	2,400
Shares returned at $1.73 - $2.12 per share	-	-	(10,000)	(100)	-	-	-	(19,150)	-	-	(19,250)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	-	(4,066,283)	(4,066,283)
Balance, December 31, 2000 (Unaudited)	94,191	942	12,152,768	121,528	4,356	-	-	11,546,459	(3,333,785)	(8,885,240)	(545,740)
Shares issued for cash at $0.82 per share	-	-	4,685	47	-	-	-	3,795	-	-	3,842
Preferred shares issued for cash at $6.60 per share	6,061	60	-	-	-	-	-	39,940	-	-	40,000
Preferred shares issued for payment of note payable at $6.60 per share	68,182	682	-	-	-	-	-	449,318	-	-	450,000
Shares canceled for nonpayment	-	-	(4,694)	(47)	-	-	-	(9,903)	-	-	(9,950)
Shares issued for research and development expenses at $1.00 per share	-	-	15,000	150	-	-	-	14,850	-	-	15,000
Shares issued for general and administrative expenses at $0.66 per share	-	-	507,048	5,070	-	-	-	329,581	-	-	334,651
Shares returned to Company for accounts receivable of $98,375	-	-	-	-		-	(1,000)	(97,375)	-	-	(98,375)
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	-	(2,342,405)	(2,342,405)
Balance, December 31, 2001 (Unaudited)	168,434	$1,684	12,674,807	$126,748	$4,356	$-	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)

See accompanying notes to financial statements

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 2001 (Unaudited)	168,434	$1,684	12,674,807	$126,748	$4,356	$-	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)
Shares canceled for services not rendered	-	-	(304,229)	(3,042)	-	-	-	(197,749)	-	-	(200,791)
Cash received for shares that have not yet been issued	-	-	-	-	3,333	-	-	21,667	-	-	25,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	-	(1,025,837)	(1,025,837)
Balance, December 31, 2002 (Unaudited)	168,434	1,684	12,370,578	123,706	7,689	-	(1,000)	12,100,583	(3,333,785)	(12,253,482)	(3,354,605)
Shares issued for cash at $0.05 - $0.75 per share	-	-	2,580,000	25,800	(3,333)	-	-	151,033	-	-	173,500
Shares issued to S&C Medical at $0.05 per share	-	-	3,000,000	30,000	-	-	-	120,000	-	-	150,000
Shares issued for notes payable at $0.04 - $0.05 per share	-	-	11,259,786	112,598	-	-	-	446,642	-	-	559,240
Shares issued for accounts payable at $0.01 - $0.10 per share	-	-	4,200,000	42,000	-	-	-	96,000	-	-	138,000
Shares authorized for expense at $0.03 per share - not issued	-	-	-	-	9,545	-	-	19,090	-	-	28,635
Shares authorized for payment of accounts payable at $0.21 per share - not issued	-	-	-	-	56	-	-	1,115	-	-	1,171
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	-	(1,361,753)	(1,361,753)
Balance, December 31, 2003 (Unaudited)	168,434	1,684	33,410,364	334,104	13,957	-	(1,000)	12,934,463	(3,333,785)	(13,615,235)	(3,665,812)
Shares issued for cash at $0.036-$0.15 per share	-	-	770,000	7,700	-	-	-	57,420	-	-	65,120
Shares issued for accounts payable at $0.05-$0.23 per share	-	-	391,939	3,919	-	-	-	27,306	-	-	31,225
Shares issued for expenses at $0.04-$0.23 per share	-	-	1,910,604	19,106	(9,203)	-	-	108,325	-	-	118,228
Authorized shares issued	-	-	5,571	56	(56)	-	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	152,142	1,521	-	-	-	36,514	-	-	38,035
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	-	-	(632,293)	(632,293)
Balance of December 31, 2004 (Unaudited)	168,484	1,684	36,640,620	366,406	4,698	-	(1,000)	13,164,028	(3,333,785)	(14,247,528)	(4,045,497)
Shares issued for cash at $0.028-$0.25 per share	-	-	1,790,000	17,900	-	-	-	254,726	-	-	272,626
Shares issued for expenses at $0.25 per share	-	-	92,500	925	-	-	-	22,200	-	-	23,125
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	(736,913)	(736,913)
Balance, December 31, 2005 (Unaudited)	168,434	1,684	38,523,120	385,231	4,698	-	(1,000)	13,440,954	(3,333,785)	(14,984,441)	(4,486,659)
Shares issued for general and administrative expenses at $0.25 per share	-	-	2,788	29	-	-	-	669	-	-	698
Shares issued for cash at $0.25 per share	-	-	586,000	5,860	-	-	-	140,640	-	-	146,500
Shares issued for accounts payable at $0.25 per share	-	-	71,956	719	-	-	-	17,270	-	-	17,989
Compensation expense from issuance of stock options	-	-	-	-	-	-	-	43,653	-	-	43,653
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	(850,440)	(850,440)
Balance, December 31, 2006 (Unaudited)	168,434	$1,684	39,183,864	$391,839	$4,698	$-	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)

See accompanying notes to financial statements

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 2006 (Unaudited)	168,434	$1,684	39,183,864	$391,839	$4,698	$-	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)
Shares issued for general and administrative expenses at $0.03-$0.05 per share	-	-	450,000	4,500	-	-	-	13,000	-	-	17,500
Shares issued for cash at $0.25 per share	-	-	1,090,000	10,900	-	-	-	261,600	-	-	272,500
Shares issued for accounts payable at $0.25 per share	-	-	67,988	680	-	-	-	16,315	-	-	16,995
Shares issued for notes payable at $0.25 per share	-	-	8,281,016	82,810	-	-	-	1,987,444	-	-	2,070,254
Shares issued for accrued interest at $0.25 per share	-	-	62,101	621	-	-	-	14,905	-	-	15,526
Shares returned to treasury and cancelled	-	-	(2,416,666)	(24,167)	-	-	-	24,167	-	-	-
Compensation expense from issuance of stock options	-	-	-	-	-	-	-	19,891	-	-	19,891
Net income for the year ended, December 31, 2007	-	-	-	-	-	-	-	-	-	1,563,898	1,563,898
Balance, December 31, 2007 (Unaudited)	168,434	1,684	46,718,303	467,183	4,698	-	(1,000)	15,980,508	(3,333,785)	(14,270,983)	(1,151,695)
Preferred stock issued as dividends	119,161	1,192	-	-	-	-	-	(1,192)	-	-	-
Stock cancellation	-	-	(5,170,000)	(51,700)	-	-	-	51,700	-	-	-
Shares issued for cash at $0.05 per share	-	-	700,000	7,000	-	(23,000)	-	28,000	-	-	12,000
Authorized shares issued	-	-	-	-	(4,698)	-	-	4,698	-	-	-
Net income for the year ending December 31, 2008	-	-	-	-	-	-	-	-	-	95,917	95,917
Balance, December 31, 2008 (Unaudited)	287,595	2,876	42,248,303	422,483	-	(23,000)	(1,000)	16,063,714	(3,333,785)	(14,175,066)	(1,043,778)
Cash received from shares issued in prior year	-	-	-	-	-	23,000	-	-	-	-	23,000
Common stock issued for cash at $0.30 per share	-	-	1,500,093	15,001	-	-	-	435,027	-	-	450,028
Common stock issued for services at $0.25 per share	-	-	150,000	1,500	-	-	-	36,000	-	-	37,500
Stock cancellation (Note 6)	-	-	(400,000)	(4,000)	-	-	-	(11,556)	-	-	(15,556)
Common stock issued in lieu of debt at $0.30 per share	-	-	80,734	807	-	-	-	23,413	-	-	24,220
Common stock issued in for services at $0.30 per share	-	-	11,000	110	-	-	-	3,190	-	-	3,300
Compensation expense from issuance of stock options	-	-	-	-	-	-	-	2,121	-	-	2,121
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	-	-	(555,411)	(555,411)
Balance, December 31, 2009	287,595	$2,876	43,590,130	$435,901	$-	$-	$(1,000)	$16,551,909	$(3,333,785)	$(14,730,477)	$(1,074,576)
Cash received from shares issued in prior year	-	-	-	-	-		-	-	-	-	-
Common stock issued for cash at $0.15 per share	-	-	500,000	5,000	-	-	-	70,000	-	-	75,000
Common stock issued for services at $0.06 per share to a perspective lender			150,000	1,500				7,500			9,000
Common stock issued for services at $0.15 per share	-	-	1,150,000	11,500	-	-	-	161,000	-	-	172,500
Common stock issued for services at $0.20 per share	-	-	33,938	339	-	-	-	6,449	-	-	6,788
Common stock issued for services at $0.25 per share	-	-	60,000	600	-	-	-	14,400	-	-	15,000
Common stock issued in lieu of debt at $0.25 per share	-	-	437,572	4,376	-	-	-	105,017	-	-	109,393
Services contributed by officers	-	-		-	-	-	-	60,000	-	-	60,000
Accrual for preferred stock dividend								(385,144)			(385,144)
Issuance of warrants for services	-	-	-	-	-	-	-	3,870	-	-	3,870
Net Profit for the year ending December 31, 2010	-	-	-	-	-	-	-	-	-	(393,001)	(393,001)
Balance, December 31, 2010	287,595	$2,876	45,921,640	$459,216	$-	$-	$(1,000)	$16,595,001	$(3,333,785)	$(15,123,478)	$(1,401,170)

See accompanying notes to financial statements

KLEVER MARKETING, INC.
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

	Preferred Stock		Common Stock		Common Stock to be	Related Party	Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 2010	287,595	$2,876	45,921,640	$459,216	$-	$-	$(1,000)	$16,595,001	$(3,333,785)	$(15,123,478)	$(1,401,170)
Common stock issued for cash at $0.15 per share	-	-	250,000	2,500	-		-	35,000.00	-	-	37,500
Stock cancellation	-	-	(1,150,000)	(11,500)	-	-	-	(147,500.00)	-	-	(159,000)
Common stock issued for accounts payable at $0.1346 per share	-	-	50,000	500	-	-	-	6,230.00	-	-	6,730
Common stock issued for stock deposit at $0.25 per share	-	-	44,000	440	-	-	-	10,560.00	-	-	11,000
Common stock issued for accounts payable at $0.20 per share	-	-	1,688	17	-	-	-	321.00	-	-	338
Common stock issued for services at $0.20 per share	-	-	938	9	-	-	-	178.00	-	-	187
Common stock issued for services at $0.15 per share	-	-	84,667	847	-	-	-	11,852.00	-	-	12,699
Common stock issued for services at $0.10 per share	-	-	300,000	3,000	-	-	-	27,000.00	-	-	30,000
Common stock issued for accounts payable at $0.25 per share	-	-	10,000	100	-	-	-	2,400.00	-	-	2,500
Preferred stock issued as dividends	24,964	250	-	-	-	-	-	384,894.00	-	-	385,144
Accrual for preferred stock dividend	-	-	-	-	-	-	-	(323,968.00)	-	-	(323,968)
Due from related party payable in common stock	-	-	-	-	-	(16,100)	-		-	-	(16,100)
Net income for the year ending December 31, 2011	-	-	-	-	-	-	-	-	-	208,641	208,641
Balance, December 31, 2011	312,559	$3,126	45,512,933	$455,129	$-	$(16,100)	$(1,000)	$16,601,968	$(3,333,785)	$(14,914,837)	$(1,205,499)

See accompanying notes to financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$208,641	$(393,001)	$(14,914,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	28,986	195,788	1,270,556
Stock issued for research and development	-	-	62,850
Stock returned for services not rendered	(175,100)	-	(391,446)
(Gain) loss on sale/disposal of assets	(492,031)	-	(5,495)
Compensation expense from stock options and warrants	-	3,870	95,782
Stock issued for interest	-	-	135,226
Stock issued for accounts payable	-	-	243,458
Deferred income	-	-	(214,000)
Depreciation and amortization	-	-	1,912,883
Write-off bad debts	-	-	15,000
Debt forgiveness	(67,566)	(102,422)	(174,825)
Services contributed by officers	-	60,000	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	62,281
(Increase) decrease in other assets and prepaids	35	(35)	89,238
(Increase) in deferred stock offering costs		20,000	-
Increase (decrease) in accounts payable	30,110	126,519	464,010
Increase (decrease) in accrued liabilities	291,440	14,911	887,377

Net Cash Used by Operating Activities	(175,485)	(74,370)	(10,401,942)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	-	-	(587,801)
Capitalized software development costs	(104,720)	(65,000)	(169,720)
Proceeds from sale of intangibles	492,031	(550)	516,570
Acquisition of intangibles	(27,574)	-	(27,574)
Acquisition/sale of stock, net	-	-	12,375

Net Cash Provided (Used) by Investing Activities	$359,737	$(65,550)	$(256,150)

See accompanying notes to financial statements

KLEVER MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

			Unaudited
			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$-	$-	$11,000
Stock subscription received	-	-	23,000
Proceeds from capital stock issued	37,500	75,000	7,612,701
(Payments)/proceeds from loans	(44,950)	44,950	3,473,252
Change in line-of-credit	-	-	4,837
Loan receivables	-	-	(15,000)
Principal payments on lease obligations	-	-	(18,769)
Cash payments on note payable	-	-	(279,730)

Net Cash Provided by Financing Activities	(7,450)	119,950	10,811,291

NET INCREASE (DECREASE) IN CASH	176,802	(19,970)	153,199

CASH AT BEGINNING OF PERIOD	1,071	21,041	24,674

CASH AT END OF PERIOD	$177,873	$1,071	$177,873

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$-	$-	$3,326

Income taxes	$100	$441	$1,841

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$9,568	$-

Common stock issued to for stock deposit	$11,000	$-

Common stock issued in lieu of debt	$-	$30,000

Common stock issued in lieu of debt with related parties	$-	$9,000

Common stock issued for capitalized software development consulting services to a related party	$13,900	$-

Common stock issued to pay accrued liabilities	$-	$70,393

Accrual for preferred stock dividends payable with preferred shares	$323,968	$385,144

Preferred stock issued to pay preferred stock dividends	$385,144	$-

See accompanying notes to financial statements

KLEVER MARKETING, INC
Notes to the Financial Statements

NOTE 1 - ORGANIZATION

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents as of and for the years ended December 31, 2011 and 2010.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment, software, and intangible assets with definite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Fixed Assets

Fixed assets consist of property and equipment and capitalized software costs as of December 31, 2011 and 2010.

KLEVER MARKETING, INC
Notes to the Financial Statements

Property and Equipment

Property and equipment are stated at cost. Property and equipment have been fully depreciated and were disposed of prior to December 31, 2010.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 years
Office furniture and fixtures	5-7 years

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

Expenditures for maintenance and repairs are charged to expense as incurred.  Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.  Depreciation expense was $0 for the years ended December 31, 2011 and 2010.

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  Amortization of capitalized software begins when the products are available to customers and is done using the straight-line method over the remaining estimated economic life of the product. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010.  As of December 31, 2011 and 2010, the Company had capitalized software development costs of $191,120 and $72,500, respectively.  No amortization was recorded for the years ended December 31, 2011 and 2010.

Revenue Recognition

The Company is currently in the development stage and has no revenues from its operations.

Concentration of Credit Risk

The Company has no significant concentrations of credit risk.

Earnings Per Common Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”), the computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the period ended December 31, 2011, common stock equivalents related to the conversion of preferred rights have been included in calculation of diluted earnings per share as shown in the table below.  Common stock equivalents have not been included in the computations for the period ended December 31, 2010 because they are anti-dilutive.

KLEVER MARKETING, INC
Notes to the Financial Statements

Following is a reconciliation of the income (loss) per share for the years ended December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Numerator:

Income (loss) before extraordinary items	$208,641	$(393,001)
Income from extraordinary items, net of tax	-	-

Net income (loss)	$208,641	$(393,001)

Denominator:
Weighted-average common shares outstanding
Basic	45,150,293	44,208,928
Conversion of preferred rights	18,192,859	-
Diluted	63,343,152	44,208,928

Income (loss) per share
Basic
Income (loss) before extraordinary items	$0.00	$(0.01)
Income from extraordinary items, net of tax	-	-

Net income (loss)	$0.00	$(0.01)

Diluted
Income (loss) before extraordinary items	$0.00	$(0.01)
Income from extraordinary items, net of tax	-	-

Net income (loss)	$0.00	$(0.01)

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over periods ranging from 10-14 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At December 31, 2011, intangible assets have a cost of $803,169, accumulated amortization of $775,045, and had a net book value of $28,124.  As of December 31, 2010, intangible assets had a cost of $775,545, accumulated amortization of $775,045 and had a net book value of $550.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”).  Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Given the Company’s history of losses, the Company maintains a full valuation allowance with respect to any deferred tax assets.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2011 and 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months. As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not forseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

KLEVER MARKETING, INC
Notes to the Financial Statements

As of December 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $17.0 million that may be offset against future taxable income through 2031.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions.  Tax years 2009 to current remain open to examination by U.S. federal and state tax authorities.

The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31, 2011 and 2010, respectively.  The deferred tax asset was calculated using a U.S. statutory tax rate of 34%.

	December 31,
	2011	2010
Deferred tax asset:
NOL carryforward	$5,781,946	$6,065,291
Valuation allowance	(5,781,946)	(6,065,291)

Total	$-	$-

The components of income tax expense are as follows for the years ended December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010

Current income tax expense (benefit):
Federal	$-	$-
State	900	441
Current tax expense	$900	$441

Deferred tax expense (benefit) arising from:
Valuation allowance	(332,863)	$(62,757)
Net operating loss carryforward	283,345	62,757
Other	49,518	-
Net deferred tax assets	$-	$-

Income tax provision	$900	$441

The Company did not have any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

KLEVER MARKETING, INC
Notes to the Financial Statements

Research and Development

The Company continues to develop additional technology which facilitates the use of in-store advertising and coupon services through various technologies.  As time and technology have progressed, the system being developed by the Company comprises mobile and other state of the art technology that facilitates retailers and package good companies providing "product specific" point-of-purchase advertising to its customers using proprietary software.  The Company is currently developing mobile smart phone technology that will provide similar functionality to the Klever-Kart System.

For the years ended December 31, 2011 and 2010, the Company incurred costs of $9,463 and $95,225 respectively, for research and development of the technology involved with developing its technologies.

Fair Value of Financial Instruments

The Comany has adopted ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

The carrying amounts reported in the accompanying balance sheets as of December 31, 2011 and 2010 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.

Recent accounting pronouncements

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively, and is effective for the Company beginning January 1, 2012. The Company is in the process of evaluating what effects, if any, the adoption of this guidance will have on its Financial Statements.

In June 2011, the FASB issued updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation: (a) a single continuous statement of comprehensive income; or (b) two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance applies retrospectively, and is effective for the Company beginning January 1, 2012. Other than the change in presentation, the Company has determined that these changes will not have an impact on its Financial Statements.

KLEVER MARKETING, INC
Notes to the Financial Statements

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $208,611 for the year ended December 31, 2011 primarily as a result of one-time income from the sale of certain non-core assets of the Company. The Company did not generate any revenue from product sales for the years ended December 31, 2011 and 2010.  As of December 31, 2011, the Company’s current and total liabilities exceeded its current assets by $1,424,743.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2011, the Company had $177,873 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2012. However, management cannot make any assurances that such financing will be secured.

NOTE 4 - PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of December 31, 2011 and 2010, there were 312,559 and 287,595 preferred shares issued and outstanding, respectively.  As of December 31, 2011, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002.  On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of December 31, 2011, the Company had accrued and unpaid preferred stock dividends totaling $323,968 relating to dividends for the year ended December 31, 2011.

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

Initially, Class A Shares were convertible into Common Stock at an initial conversion price of $2.60 (subject to adjustment).  In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class A preferred stock is convertible into 99.035 shares of common stock upon conversion.  Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date.  In addition, each holder of Class A Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

KLEVER MARKETING, INC
Notes to the Financial Statements

Class A Shareholders shall be entitled to one vote for each share of Common Stock into which such Class A Shares could then be converted, and shall have voting rights and powers equal to that of a holder of Common Stock.  The Holders of Class A Shares shall vote with the holders of Common Stock and not as a separate class.

Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares.

The Class A Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after July 1, 2002. The redemption price shall be $26.00 per share together with accrued but unpaid dividends on such shares, if any.

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

Initially, Class B Shares were convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment).  In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class A preferred stock is convertible into 64.754 shares of common stock upon conversion.  Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date. In addition, each holder of Class B Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

Class B Shareholders shall be entitled to one vote for each share of Common Stock into which such Class B Shares could then be converted and shall have voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock. The holders of Class B Shares shall vote with the holders of shares of Common Stock and not as a separate class.

Class B Shares shall carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. The Class B Shares shall be redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time and from time to time on or after March 24, 2004 for Series 1, and such date as determined by the Board of Directors for each additional Series.  The redemption price shall be $17.00 per share together with accrued but unpaid dividends on such shares, if any.

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

Initially, Class C Shares were convertible into Common Stock at an initial conversion price of $0.66 (subject to adjustment).  In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class C preferred stock is convertible into 25.140 shares of common stock upon conversion.   Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares, for each outstanding Class C Share, on each dividend payment date. In addition,  each holder of a Class C Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

KLEVER MARKETING, INC
Notes to the Financial Statements

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

NOTE 5 - LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company.  The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $349,245 and $340,921 as of December 31, 2011 and 2010, respectively.

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of December 31, 2011 and 2010. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.  As of December 31, 2011 and 2010, the total amount of claims for accrued but unpaid salary and benefits is $441,764 and $455,896, respectively.

NOTE 6 – TROUBLED DEBT RESTRUCTURING AND FORGIVENESS OF DEBT

Kirton & McConkie

During 2011, Kirton & McConkie agreed to forgive $62,886 of late fees associated with unpaid services.  The Company recorded other income from forgiveness of debt of $62,886 in connection with this debt forgiveness.

Young Electric Sign Company Accounts Payable

In December 2011, the Company paid $1,750 in cash and issued 10,000 shares of common stock at $0.25 per share to Young Electric Sign Company (“Young”) as full settlement of an $8,858 bill for services Young provided to the Company in 2010.  The Company recorded other income from forgiveness of debt of $4,608 in connection with the settlement transaction.

KLEVER MARKETING, INC
Notes to the Financial Statements

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

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2011 and 2010:

	December 31,
Related party notes payable	2011	2010

6% notes payable to a companies controlled by Company's CEO. Due on demand.	$-	$11,500

6% note payable to the Company's COO. Due on demand.	-	$33,450

Total related party notes payable	-	44,950

Third party notes payable

8% note payable to an individual. Due on demand.	15,000	15,000

Total third party notes payable	15,000	15,000

Total notes payable	$15,000	$59,950

During the year ended December 31, 2011, the Company received additional advances totaling $6,200 from the CEO and CFO.  The Company repaid all advances made by the related parties plus all accrued interest during 2011.

NOTE 8 - STOCK OPTIONS AND WARRANTS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  The Company did not grant any options or warrants during the year ended December 31, 2011.  As of December 31, 2011 and 2010, the Company had no options or warrants outstanding.

KLEVER MARKETING, INC
Notes to the Financial Statements

NOTE 9 – COMMON STOCK

2011 Common Stock Issuances and Cancellations

During the year ended December 31, 2011, the Company sold 250,000 shares of restricted common stock at $0.15 per share to two individuals for $37,500.

During the year ended December 31, 2011, the Company received back 1,000,000 shares of restricted common stock from an investment banking firm and $2,500 in cash as a result of cancelling their agreement with the Company.  The investment banking firm had been engaged to assist the Company with finding financing sources.  The Company recorded a credit to other income of $155,000 in connection with the cancellation and retirement of the shares and the receipt of the cash.

During the year ended December 31, 2011, the Company issued 147,293 shares to third parties to settle outstanding accounts payable obligations for services provided.  The shares were issued at various times throughout 2011 at a weighted average price of $0.15 per share.

During the year ended December 31, 2011, the Company cancelled its agreement with a private investor.  Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash.  The Company recorded a credit to other income of $22,000 in connection with the cancellation and retirement of the shares and the receipt of the cash.

During the year ended December 31, 2011, the Company issued 44,000 shares in exchange for an $11,000 stock deposit that had been received from a former officer of the Company.

During the year ended December 31, 2011, the Company issued 300,000 shares to the son of the Company's CEO in exchange for product development services and a commitment to work for the Company on a full-time basis.  As of December 31, 2011, the CEO’s son owes the Company back 161,000 shares of common stock because he is not employed with the Company on a full-time basis.  The shares were valued at $0.10 per share or $16,100 and the Company has recorded the receivable as a component of equity in their December 31, 2011 balance sheet.

2010 Common Stock Issuances

During the year ended December 31, 2010, the Company issued 93,938 shares of common stock to various third party product development and financial consultants in exchange for services rendered at a weighted average share price of $0.23.  The Company recorded expense of $21,788 in connection with these transactions.

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

KLEVER MARKETING, INC
Notes to the Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company.  These individuals or companies they control advanced to the Company $6,200 and $44,950 during the years ended December 31, 2011 and 2010, respectively.  All of these advances were repaid by the Company during the year ended December 31, 2011.  Advances made by these individuals are  reported in the Company’s Condensed Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the year ended December 31, 2011, the Company accrued $270,750 in wages as compensation for the services provided by these individuals to the Company.  The Company paid some amounts owed to the CEO and bookkeeper during the year ended December 31, 2011.

The son of the Company's CEO provides product development services to the Company. During the year ended December 31, 2011, the Company issued 300,000 common shares valued at $30,000 to this individual for services rendered.  As of December 31, 2011, the CEO’s son owes the Company back 161,000 shares of common stock because he is not employed with the Company on a full-time basis.  The shares were valued at $0.10 per share or $16,100 and the Company has recorded the receivable as a component of equity in their December 31, 2011 balance sheet.

NOTE 11 - SALE OF NON-CORE ASSETS

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that are non-core to the Company’s business and are fully amortized.  The sale closed during September 2011 and the Company received net proceeds of $492,031 after paying commissions associated with the sale.  Management plans to use the proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.

NOTE 12 - COMMITMENTS

Investment Banking Agreements

On August 10, 2009, the Company signed an agreement with an investment banking firm to assist the Company in raising $2,500,000 in additional capital to support the growth and working capital needs of the Company.  The agreement called for a non-refundable fee of $20,000.  This $20,000 fee was recorded as deferred stock offering costs as of December 31, 2009.  No funds were raised in connection with this agreement and the Company terminated the agreement in 2010.  The Company expensed the $20,000 of deferred stock offering costs at the time the agreement was terminated.

Public Relations Agreement

During the first quarter of 2010, the Company entered into a public relations agreement which called for the Company to make monthly cash payments and issue certain warrants. The Company recorded an expense of $3,870 based upon the valuation of the first 100,000 warrants that vested on February 1, 2010.  After the second month and payment of $10,000, this agreement was cancelled, by mutual consent, as being too premature to continue at the present time.  As a result, the second 100,000 warrants, were never issued.

KLEVER MARKETING, INC
Notes to the Financial Statements

Software Development Agreement

In August 2010, the Company entered into a software development agreement with Qualzoom, Inc. to help design and program the Company’s mobile phone technology.  The agreement calls for three payments of $65,000 to be made based on Qualzoom reaching certain milestones outlined in the agreement.  Through December 31, 2011, the Company had incurred $200,000 of software development costs with Qualzoom in connection with designing and establishing technological feasibility as well as programming costs for its mobile phone technology. The Company expensed $65,000 of the costs incurred to reach technological feasibility and capitalized $65,000 of costs incurred after technological feasibility was obtained in 2010.  During 2011, the Company recorded an additional $70,000 of development costs for services provided by Qualzoom.

Consulting Agreements

In the second half of 2011, the Company entered into numerous short term consulting agreements.  The agreements are for various services comprising technical and supervisory services for the development of its mobile applications, general business, marketing and financial services, and management consulting, shareholder information and public relations services.  All of the contracts expire by the end of January 2012.  The agreements call for payments to be made on a monthly or hourly basis ranging from $1,000 to $10,000 per month.  Certain agreements have performance bonuses compensated with stock options upon successful completion of specific milestones.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2012, the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure, other than the following:

In March 2012, the US patent office issued a patent associated with the Company’s electronic shopping cart display system that offers further protection for the Company’s proprietary technologies.

The Company extended certain critical Technical Consulting Services Contracts subsequent to December 31, 2011 that enabled the Company to continue its product development and to test its product in a retail environment.

In March 2012, the Company entered into an agreement with a super market in Orange County, California to perform a pilot test of its product. The Company began its beta test of its technology on March 22, 2012. Once the beta test is concluded and all required modifications to the software application are completed, the Company will then commercialize its software and offer it to the pilot store’s customers.