Form 10-Q
period 2012-03-31
KLEVER MARKETING INC
filed 2012-05-14
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 9, 2012, there were 45,901,377 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Condensed Statements of Operations for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2012	4

	Condensed Statements of Cash Flows for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2012	5

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors and Uncertainties	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31	December 31,
ASSETS	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$110,581	$177,873

Total Current Assets	110,581	177,873

FIXED ASSETS
Capitalized software	217,343	191,120
Office equipment	980	—
Less accumulated depreciation	(44)	—

Total Fixed Assets	218,279	191,120

OTHER ASSETS
Intangibles, net	35,856	28,124

Total Other Assets	35,856	28,124

TOTAL ASSETS	$364,716	$397,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$467,315	$455,860
Accrued liabilities	846,556	807,788
Preferred stock dividends	362,148	323,968
Notes payable	15,000	15,000
Stock deposits	12,500	—

Total Current Liabilities	1,703,519	1,602,616

Total Liabilities	1,703,519	1,602,616

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized;101,134 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $2,629,484.	1,011	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized;76,651 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $1,303,067.	767	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized;134,774 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $889,508.	1,348	1,348
Common stock (par value $0.01), 250,000,000 shares authorized,45,716,377 and 45,512,933 shares issued and outstanding, respectively	457,163	455,129
Treasury stock, 100,000 shares at March 31, 2012 and December 31, 2011	(1,000)	(1,000)
Due from related party, payable in common stock	—	(16,100)
Paid in capital in excess of par value	16,590,535	16,601,968
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,054,842)	(14,914,837)

Total Stockholders' Deficit	(1,338,803)	(1,205,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$364,716	$397,117

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended,		From Inception of Development Stage On July 5, 1996 through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$—	$—	$256,000

EXPENSES

Sales and marketing	—	—	163,306
General and administrative	126,149	136,412	11,824,426
Research and development	1,567	3,917	4,771,660

Total Expenses	127,716	140,329	16,759,392

OTHER INCOME (EXPENSE)

Other income	—	177,000	685,751
Interest income	—	—	19,152
Interest expense	(12,289)	(9,288)	(2,702,529)
Forgiveness of debt	—	—	466,953
Gain on sale of assets	—	—	518,978
Capital gain on sale of investments	—	—	191,492

Total Other Income (Expense)	(12,289)	167,712	(820,203)

NET INCOME (LOSS) BEFORE INCOME TAXES	(140,005)	27,383	(17,323,595)

INCOME TAXES	—	—	2,641

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(140,005)	27,383	(17,326,236)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	—	—	2,271,394

NET INCOME (LOSS)	$(140,005)	$27,383	$(15,054,842)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,432,031	45,476,036

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	45,432,031	62,215,836

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		From Inception of Development Stage On July 5, 1996 through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(140,005)	$27,383	$(15,054,842)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	—	(159,000)	1,270,556
Stock issued for research and development	—	—	62,850
Stock returned for services not rendered	—	—	(391,446)
(Gain)/loss on sale/disposal of assets	—	—	(5,495)
Compensation expense from stock options and warrants	10,381	—	106,163
Stock issued for interest	—	—	135,226
Stock issued for accounts payable	—	—	243,458
Deferred income	—	—	(214,000)
Depreciation and amortization	44	—	1,912,927
Write-off bad debts	—	—	15,000
Debt forgiveness	—	—	(174,825)
Services contributed by officers	—	—	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	—	62,281
(Increase) decrease in other assets and prepaids	—	17	89,238
Increase (decrease) in accounts payable	11,455	723	475,465
Increase (decrease) in accrued liabilities	38,768	93,527	926,145

Net Cash Used by Operating Activities	(79,357)	(37,350)	(10,481,299)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	—	—	(587,801)
Capitalized software development costs	(26,223)	—	(195,943)
Proceeds from sale of intangible assets	—	—	516,570
Purchase of equipment	(980)	—	(980)
Acquisition/sale of patents and other intangibles	(7,732)	—	(35,306)
Acquisition/sale of stock, net	—	—	12,375

Net Cash Used by Investing Activities	$(34,935)	$—	$(291,085)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended		From Inception of Development Stage On July 5, 1996 through
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$12,500	$—	$23,500
Stock subscription received	—	—	23,000
Proceeds from capital stock issued	34,500	37,500	7,647,201
Proceeds from loans	—	—	3,473,252
Change in line-of-credit	—	—	4,837
Loan receivables	—	—	(15,000)
Principal payments on lease obligations	—	—	(18,769)
Cash payments on note payable	—	—	(279,730)

Net Cash Provided by Financing Activities	47,000	37,500	10,858,291

NET INCREASE (DECREASE) IN CASH	(67,292)	150	85,907

CASH AT BEGINNING OF PERIOD	177,873	1,071	24,674

CASH AT END OF PERIOD	$110,581	$1,221	$110,581

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$—	$—	$3,326

Income taxes	$—	$—	$1,841

Non-Cash Transactions from Investing and Financing Activities:

Common stock returned to company to pay related party receivable	$16,100	$—

Common stock issued to pay accounts payable	$—	$6,730

Accrual for preferred stock dividends payable with preferred shares	$38,180	$102,469

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC

Notes to the Financial Statements

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”), the computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods ended March 31, 2012, common stock equivalents related to the conversion of preferred rights have not been included in calculation of diluted earnings per share because they are anti-dilutive. Common stock equivalents have been included in the computations for the periods ended March 31, 2011 as shown in the table below.

KLEVER MARKETING, INC

Notes to the Financial Statements

Following is a reconciliation of the income (loss) per share for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ending March 31,
	2012	2011
Numerator:

Income (loss) before extraordinary items	$(140,005)	$27,383
Income from extraordinary items, net of tax	—	—

Net income (loss)	$(140,005)	$27,383

Denominator:
Weighted-average common shares outstanding
Basic	45,432,031	45,476,036
Conversion of preferred rights	—	16,739,800
Diluted	45,432,031	62,215,836

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$0.00
Income from extraordinary items, net of tax	—	—
Net income (loss)	$(0.00)	$0.00

Diluted
Income (loss) before extraordinary items	$(0.00)	$0.00
Income from extraordinary items, net of tax	—	—
Net income (loss)	$(0.00)	$0.00

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $217,343 and $191,120 of capitalized software development costs as of March 31, 2012 and December 31, 2011, respectively.

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over periods ranging from 10-14 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At March 31, 2012, intangible assets have a cost of $810,901, accumulated amortization of $775,045, and had a net book value of $35,856.  As of December 31, 2011, intangible assets had a cost of $803,169, accumulated amortization of $775,045 and had a net book value of $28,124.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through March 31, 2012.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

KLEVER MARKETING, INC

Notes to the Financial Statements

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

There are no tax positions included in the accompanying financial statements at March 31, 2012 or December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through March 31, 2012, the Company has incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17.1 million as of March 31, 2012, and will expire in the years 2015 through 2029.

Research and Development

The Company continues to develop its technology which facilitates the use of in-store advertising, product promotion and digital coupon redemption services through various technologies. As time and technology have progressed, the system being developed by the Company comprises mobile and other state of the art technology that facilitates retailers and package good companies to provide "product specific" point-of-purchase advertising to its customers using proprietary software. The Company is currently developing mobile smart phone technology that will provide similar functionality to the Klever-Kart System.

During the three months ended March 31, 2012 and 2011, the Company incurred costs of $1,567 and $3,917 respectively, for research and development costs associated with developing its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2012 and December 31, 2011 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2012 and December 31, 2011.

Reclassification

During the quarter ended March 31, 2011, the Company received back 1,150,000 shares of common stock valued at $168,000 and $9,000 of cash in connection with cancelling certain agreements with an investor and an investment banking firm. In the Company’s March 31, 2011 Form 10-Q, the Company recorded these transactions as reductions of “General and Administrative” expense in its Statement of Operations. Management reevaluated the classification of these transactions during their year-end audit and determined that they should be classified as “Other Income” within the Company’s Statement of Operations for the year ended December 31, 2011. As a result of the above, the Company has made a similar reclassification in the March 31, 2011 Statement of Operations presented in these financial statements to conform to the presentation of the Form 10-K Statement of Operations for the year ended December 31, 2011. Neither net income nor total equity changed as a result of this reclassification as of and for the three months ended March 31, 2011.

KLEVER MARKETING, INC

Notes to the Financial Statements

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $140,005 during the three months ended March 31, 2012. The Company did not generate any revenue from product sales during the three months ended March 31, 2012 or March 31, 2011.  As of March 31, 2012, the Company’s current and total liabilities exceeded its current assets by $1,592,938.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2012, the Company had $110,581 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations for the next year. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of March 31, 2012 and December 31, 2011, there were 312,559 preferred shares issued and outstanding.  As of March 31, 2012, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002.  On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of March 31, 2012, the Company had accrued and unpaid preferred stock dividends totaling $362,148 relating to dividends for the fifteen months ended March 31, 2012.

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

KLEVER MARKETING, INC

Notes to the Financial Statements

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

KLEVER MARKETING, INC

Notes to the Financial Statements

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

NOTE 5 – LITIGATION AND CONTINGENT LIABILITIES

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of March 31, 2012 and December 31, 2011. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  The Company granted 125,000 stock options during the three months ended March 31, 2012.  The options vest immediately and have an exercise price of $0.10 per share. Of the options granted, 100,000 expire on September 22, 2012 and 25,000 expire on December 31, 2012. The Company recorded $10,381 of consulting expense during the three months ended March 31, 2012 in connection with issuing the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below:

Assumptions
Dividend Yield	0%
Weighted average volatility	487.85%
Risk-free interest rate	0.18%
Expected Life (years)	0.59

The summary of option activity for the three months ended March, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Balance as of December 31, 2011	—	$—	$—
Granted	125,000	0.10	0.59
Expired	—	—	—
Cancelled	—	—	—

Balance as of March 31, 2012	125,000	$0.10	$0.53

KLEVER MARKETING, INC

Notes to the Financial Statements

As of March 31, 2012, 125,000 options were exercisable. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 was $0.08. There were no options granted during the three months ended March 31, 2011.

As of March 31, 2012, the intrinsic value of outstanding and vested stock options was $0.

Expected option lives and expected stock price volatility were based on historical data of the Company. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends on our common stock.

NOTE 7 – COMMON STOCK

During the three months ended March 31, 2012, the Company sold 364,444 shares of restricted common stock at a weighted average price of $0.095 per share to individuals for $34,500.

During the three months ended March 31, 2012, the Company received back 161,000 shares of restricted common stock from the son of the Company’s CEO as full repayment or a $16,100 receivable owed to the Company. Because of the related party nature of the transaction, the receivable was classified within Stockholders’ Deficit on the December 31, 2011 balance sheet. The shares were subsequently cancelled by the Company.

During the three months ended March 31, 2011, the Company sold 250,000 shares of restricted common stock at $0.15 per share to an individual for $37,500.

During the three months ended March 31, 2011, the Company received back 1,000,000 shares of restricted common stock from an investment banking firm and $2,500 in cash as a result of cancelling their agreement with the Company. The investment bank firm had been engaged to assist the Company with finding financing sources. The Company recorded a credit to other income of $155,000 in connection with the cash received and the cancellation and retirement of the shares.

During the quarter ended March 31, 2011, the Company issued 50,000 shares to a third party to settle outstanding accounts payable obligations for services provided.

During the quarter ended March 31, 2011, the Company cancelled its agreement with a private investor. Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash. The Company recorded a credit to other income of $22,000 in connection with the cash received and the cancellation and retirement of the shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the three months ended March 31, 2012, the Company accrued $45,000 in as compensation for the services provided by these individuals to the Company.  The Company paid $16,500 of the amount accrued during the quarter. During the first quarter of 2011, the Company accrued $84,240 in compensation for the services provided by these individuals to the Company.

The son of the Company's CEO provides product development services to the Company. During the quarter ended March 31, 2012, the Company recorded $11,500 in Capitalized Software Development costs related to services provided by this individual.

During the quarter ended March 31, 2012, the son of the Company’s CEO returned 161,000 restricted shares of the Company’s common stock as full satisfaction of a $16,100 receivable from the individual. The shares were valued at $0.10 per share in this transaction.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2012 which is the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ended March 31, 2012, has been obtained solely through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was highly successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift to mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of our consumer KleverShop™ application has been completed and is ready for in-store demonstration. Our retailer and supplier KleverDash™ application has completed its database and backend programming and is nearly complete with its user graphical interface. We have selected Wholesome Choice markets as our demonstration store, and at the time of this report had already completed our initial in store focus group panel.

Looking ahead towards commercial operations, we have ramped up our sales and market effort with the hiring of a Marketing Manager, who has refined our marketing plan to specifically target our message, develop our market penetration strategy and identify our tactical approach. Additionally, we hired a highly knowledgeable retail consultant to open doors to additional retailer contacts and assure that our message was on track with their needs.  It is important to understand that as advanced as our KleverShop™ and KleverDash™ applications are, we are fundamentally a solutions company helping our retail and supplier clients develop and implement their mobile strategies.  Residing in the KleverKloud™, our KleverDash™ product allows retailers to establish and manage digital promotion campaigns with far greater accuracy and flexibility than they are now able to achieve.  This product alone can revolutionize the way consumers, retailers and suppliers interact.  Our Sales and Marketing team launched a new website early in 2012 which highlights the features of our new products and our mobile management platform. We have invested in a new CRM system, which is now installed and our staff is fully trained. Several market outreach and data collection programs will take place next quarter. And we have also initiated discussions with a new hire Sales Manager and plan to conclude these arrangements next quarter.

The KleverShop™ experience begins with the creation of the shopping list. Whether they are items scanned in the home or items identified using an electronic shopping list template or through a downloaded recipe, the consumer can easily build a shopping list. The Company believes that the Klever system will make building a shopping list efficient and fun for the consumer while simultaneously creating the first touch point for learning their preferences and needs. With the initial shopping list complete, consumers will no longer need to wade through an ocean of coupons looking for the few they want. Instead, the coupons they want and need will come to them automatically. Additionally, suppliers and retailers will have the opportunity to up sell their products and make a direct and targeted impression on the consumer which should significantly contribute to basket up lift. This business model not only will save the consumer valuable time, but the simplicity of this process which is a key differentiator for Klever Marketing, is expected to save the Consumer Packaged Goods (“CPG”) companies and retailers time and money. Over time we anticipate that the term “coupon” will disappear from our vernacular as it is based on reference to a paper coupon, and instead product promotions and a new term for “digital redemptions” will take its place.

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

As advanced as the KleverShop™ product is, the company believes the greatest return to our shareholders will come from our KleverDash™ product. Designed to assist suppliers and retailers design, track and implement their promotional campaigns, KleverDash™ manages this entire process electronically, giving users immediate feedback on the effectiveness of their campaigns and the ability to make changes on the fly. Much greater control and accountability is achieved, the consumers purchasing preference analytics and recommendation engine we are developing will be unsurpassed, and users of our digital products can eliminate most of the fraud inherent in the current paper coupon process, which alone justifies the shift to digital promotions. In this role Klever is shifting from a promotions company to a solutions company helping major brands define and implement their mobile strategies, which should provide much greater assurance of continued Company success than reliance on a single application.

Anticipated Business Development in the Next 12 Months

The next 12 months promise even more advances in the Company’s product implementation. Following final release of the Beta product, the Company expects to launch its commercial operations first locally, then regionally and expanding nationally with major retailer and supplier chains. The marketing and sales tools and resources we are putting in place will be utilized to accommodate a potentially rapid growth. Plans have also been made for the operational needs of our growing product base, which will require expanded server hardware and support network plus additional resources to serve our customers. Accomplishing this growth will require a significant capital infusion or partnership with another Company, and efforts in this direction are at the top of the Company’s priorities. While notable progress is being made, and the Company is optimistic about its future, we must caution the reader that Klever is still a development stage company, and no revenue contracts have yet been signed.  No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three months ended March 31, 2012 compared to Three months ended March 31, 2011

For the three months ended March 31, 2012, the Company had a net loss of ($140,005) as compared to net income of $27,383 for the three months ended March 31, 2011.  The decrease in net income was primarily due to the Company generating $177,000 of other income during the three months ended March 31, 2011 due to the Company cancelling agreements with an investment banking firm and an investment firm. General and administrative costs totaled $126,149 during the first quarter of 2012 compared to $136,412 for the first quarter of 2011.  General and administrative costs declined because of a reduction in legal and professional fees of $23,892 partially offset by an increase in accounting fees of $8,299. Legal fees were down due to the Company capitalizing costs in 2012 associated with obtaining patents and trademarks for the Company coupled with lower fees for legal work associated with the Company’s re-audit of its 2009 financial statements that took place in the prior year. Accounting fees increased due to timing as the Company was forced to re-audit its 2009 financial statements due to the Company’s predecessor audit firm that audited the Company’s 2009 financial statements being deregistered by the PCAOB. The timing of the re-audit pushed a significant portion of the Company’s accounting fees from the first quarter of 2011 to the second quarter of 2011.

The Company incurred $1,567 of research and development expenses during the quarter ended March 31, 2012 as compared to $3,917 for the quarter ended March 31, 2011.  The decrease in research and development expenses is primarily the result of the Company reaching technological feasibility with its mobile phone technology and capitalizing costs incurred to complete its development.

During the quarter ended March 31, 2012, interest expense increased to $12,289 from $9,288 for the quarter ended March 31, 2011 as a result of increased debt resulting from settlement agreements the Company has with certain creditors requiring interest to be accrued because the Company was unable to pay the required obligations by the contractual deadline.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the quarter ended March 31, 2012, the Company was able to sell 364,444 restricted shares of common stock for $34,500 as well as receive a stock deposit of $12,500 shares for an additional 125,000 shares of common stock issued subsequent to quarter end. The Company has used the proceeds from this transaction to pay certain obligations and to continue with its product development efforts. The Company invested $33,955 in its capitalized software development and patents and trademarks for its intellectual property during the quarter. Management believes that the Company will require additional funding and they are in the process of looking for additional investors.  Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations.  From time to time, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used by operating activities were ($79,357) and ($37,350) for the three months ended March 31, 2012 and 2011, respectively.  The increase in cash flows used in operating activities is primarily due to decreased profitability resulting from the Company cancelling agreements with an investment banking firm and an investment firm during the quarter ended March 31, 2011 partially offset by smaller combined increases in accounts payable and accrued liabilities for the quarter ending March 31, 2012 as compared to the quarter ended March 31, 2011.

Cash flows from investing activities totaled ($34,935) for the quarter ended March 31, 2012 as the Company incurred costs to develop its mobile phone technology and obtain patents and trademarks. Cash flows from investing activities were zero for the quarter ended March 31, 2011.

Cash flows generated from financing activities totaled $47,000 for the three months ended March 31, 2012 as compared to $37,500 for the three months ended March 31, 2011.  During the three months ended March 31, 2012, the Company sold 364,444 restricted shares of common stock to individuals for $34,500 and received a stock deposit to purchase 125,000 restricted shares of common stock for $12,500. During the three months ended March 31, 2011, the Company received proceeds from sales of common stock of $37,500.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2012, our disclosure controls and procedures needed continue to be declared as ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures.  The remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2012 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

In light of the material weaknesses described above for the quarter ended March 31, 2012, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2012, the Company sold 364,444 of unregistered common shares to individuals resulting in the Company receiving proceeds of $34,500. These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the investors was an accredited investor as defined in Regulation D. Each investor represented that he, she, or it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Representatives of each investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the transaction.

The proceeds were used to help fund the Company’s operations including the ongoing development of the Company’s mobile phone technology.

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

DATE:   May 14, 2012

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

