Form 10-K/A
period 2011-12-31
KLEVER MARKETING INC
filed 2012-08-16
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

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

ii

EXPLANATORY NOTE

Restatement of 2011 Financial Statements

Klever Marketing (“Klever” or the “Company”) is amending its Annual Report on Form 10-K (‘Form 10-K” or “Original Filing”) for the year ended December 31, 2011 to restate its financial statements as of and for the year ended December 31, 2011 and for the period from inception of development stage on July 5, 1996 to December 31, 2011. The Company’s decision to restate the aforementioned financial information was made on August 9, 2012 as a result of management’s identification of an error related to the accounting for its uncertain tax positions and an error related to the classification of compensation paid to a related party for the year ended December 31, 2011. The error relates to management not identifying that the Company had uncertain tax positions as of December 31, 2011 that met the more-likely-than-not threshold for which the Company had not accrued liabilities. Upon discovering the error, management has measured the uncertain tax positions and recorded liabilities to reflect the impact. Management also has determined that a related party transaction that occurred during the year ended December 31, 2011 was not adequately accounted for and disclosed in the December 31, 2011 financial statements. Specifically, the Company incorrectly netted compensation paid to a related party against its gain on sale of assets resulting in the gain on sale of assets and general and administrative expenses being understated for the year ended December 31, 2011.

The Company’s internal controls were not designed or operating effectively to ensure that all uncertain tax positions were identified, evaluated, and when appropriate, measured and recorded in the Company’s financial statements and that all related party transactions were accounted for and properly disclosed in the financial statements. As a result of the above, the Company’s income tax expense, gain on sale of assets and general and administrative expense were misstated in the Statement of Operations for the year ended December 31, 2011 and for the period from inception of development stage on July 5, 1996 to December 31, 2011. The effect of this error on the Statements of Operations for both of the aforementioned periods is to decrease the Company’s net income by $29,101 and to increase the Company’s gain on sale of assets and general and administrative expenses by $131,203. In addition, accrued liabilities and shareholders’ deficit were understated in the December 31, 2011 balance sheet by $29,101.

This Form 10-K/A amends and restates in its entirety our Form 10-K filed on March 30, 2012. See Note 3 in the audited financial statements for more detail regarding the impact of this restatement on the audited financial statements.

Re-audit of 2009 Financial Statements

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

______________

(a) Stock issued in lieu of expense

(b) Stock issued in lieu of debt

(c) Stock issued for cash

(d) Stock subsequently returned

(e) Stock subsequently cancelled

(f) Stock issued for stock deposit made prior to 2011

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

We advise anyone relying upon this report that any statement of earnings by the Company for the calendar year ending December 31, 2011 and 2010 have been obtained partially through the reduction, adjustment or termination of various debt obligations and through the sale of certain noncore intangible assets held by the Company and does not reflect revenues to the Company from operations. For the year ended December 31, 2011, the Company’s primary source of funding came through the sale of certain non-core intangible assets.

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

Restatement – The Company is restating its financial statements as of and for the year ended December 31, 2011 and from inception of development stage on July 5, 1996 through December 31, 2011 to correct errors related to the accounting for the Company’s uncertain tax positions. There was no effect of the error corrections prior to 2011. The effect of the error adjustment is to decrease net income for the affected periods by $29,101. The Company is also restating its financial statements due to an error related to the classification of compensation paid to a related party where the Company incorrectly netted compensation paid to a related party against its gain on sale of assets resulting in the gain on sale of assets and general and administrative expenses being understated for the year ended December 31, 2011.

A more complete discussion of the restatement can be found in Item 8 Note 3 to the financial statements and in the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2012.

Results of Operations - For the year ended December 31, 2011, the Company generated net income of $179,540 as compared to a net loss of $393,001 for the year ended December 31, 2010. In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that were noncore to the Company’s business and were fully amortized. The sale closed during September 2011 and the Company received net proceeds of $623,234 after paying commissions associated with the sale. Management used the net proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses. The 2010 net loss is primarily the result of expenditures on development of the Company’s mobile applications and ongoing administrative expenses. The Company remains in the product development stage and generated no revenue in 2011 or 2010. During 2011, the Company’s expenditures were directed at defining and validating the Company's new direction, preparing mobile application requirements, developing the software to meet these requirements, and contacting retailers and CPG companies to confirm the marketability of the application and database.

General and administrative expenses for the year ended December 31, 2011 increased by $207,923 or 54.84% to $587,068 from $379,145 for the year ended December 31, 2010.   The primary reason for the overall increase in general and administrative expenses is due to increases in legal fees and management compensation of $12,148 and $302,203, respectively. Legal fees increased primarily from increased costs for contract work. Management compensation increased due to increased accruals for officers’ salaries and due to a company controlled by the Company’s CEO receiving $131,203 in compensation for work done in connection with the Company’s sale of its IP addresses described above. These increases were partially offset by decreases for outside services, accounting, and commissions which decreased by $45,950, $7,500, and $35,000, respectively.  During 2011, compensation for officers and bookkeeping totaled $362,203 compared to the Company recording $60,000 for contributed services which related to the estimated fair value of services provided by the Company’s CEO and COO who took no compensation during 2010.  Only $137,953 of the 2011 compensation accrued for the CEO was paid in 2011.

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

Other income (expense) increased to $ 823,672 in 2011 from $81,810 in 2010 representing an increase of $610,659.  The increase is primarily due to the Company selling certain IP addresses that are noncore to the Company’s business and were fully amortized.  The Company received net proceeds of $ 623,234 from the sale of these assets.  The Company did not sell any assets during 2010.  In addition, the Company recorded a $177,000 due to the cancellation of certain agreements with a private investor and an investment banking firm which resulted in the Company receiving $9,000 in cash plus the return of 1,150,000 shares of common stock. The Company recorded $67,566 of forgiveness of debt income in connection with the Company entering into settlement agreements with one of its creditors and due to one creditor agreeing to waive all of its finance charges during 2011. In 2010, forgiveness of debt income totaled $102,422 as a result of the Company entering into settlement agreements with two of its creditors.

Income tax expense increased to $30,001 for the year ended December 31, 2011 compared to $441 for the year ended December 31, 2010 primarily due to management recording a liability of $29,101 during the fourth quarter of 2011 relating to the Company’s uncertain tax positions.

Liquidity and Capital Resources - The Company has not received, recorded, or consolidated revenue from ongoing operations and has relied on equity transactions, loans, and proceeds from selling non-core assets to fund development of our business plan and the costs of ongoing operations. Management intends to raise additional funds through selling private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.

Cash used by operating activities – Cash used for operating activities totaled $306,688 for 2011 compared with $74,370 for 2010, an increase of $101,115.  The increase in 2011 for cash used by operating activities was primarily due to an increase in net income of $572,541 from a net loss of ($393,001) in 2010 to net income of $179,540 for 2011.  Non-cash expenses relating to shares issued for services totaled $28,986 in 2011 compared to $195,788 in 2010. During 2011 stock returned for services not rendered and gain on sale of assets totaled ($175,100) and ($623,234) compared to $0 for both categories in 2010.  .During 2010, services contributed by the CEO and COO totaled $60,000 compared to zero for 2011.  The Company obtained debt forgiveness of $67,566 in 2011 compared to $102,422 for 2010 as a result of negotiating reductions in amounts owed with certain creditors.  Accounts payable increased by $30,110 in 2011 compared to an increase of $126,519 for 2010.   Accrued liabilities increased by $320,541 in 2011 as compared to an increase of $14,911 for 2010.  The increase in 2011 is primarily due to increased accruals for officer compensation, uncertain tax positions and interest.   At December 31, 2011, the Company had accrued $269,250 for officer compensation.  During 2011, a company controlled by the CEO was paid $6,750 for salary and $131, 203 in other compensation for services provided in connection with the Company’s sale of its IP addresses described above.  No other executive compensation was paid during 2011. The Company’s officers did not take any compensation in 2010 or 2009.  During 2010, the Company entered into settlement agreements with certain creditors.  Pursuant to the terms of the agreements, the Company had to pay off the amounts owed in the settlement agreements by March 2011.  If the payments were not made, the Company had to accrue interest on the total outstanding obligation owed.  The Company was not able to meet the scheduled payments in accordance with the settlement agreements.  As a result at December 31, 2011, the Company had accrued interest of $94,475 compared to $59,555 as of December 31, 2010, an increase of $34,920.

Cash provided (used) by investing activities – During the year ended December 31, 2011, the Company generated cash from investing activities of $ 490,940 compared to cash used for operating activities of ($65,550) for the year ended December 31, 2010. In 2011, the Company generated cash from selling certain non-core IP addresses of $ 623,234 partially offset by capitalized software development costs of $104,720 and costs spent on obtaining patents and trademarks on its intellectual property of $27,574. In 2010, the Company incurred $65,000 of capitalized software development costs and $550 for purchasing a new domain name. The Company obtained technological feasibility for its software development in December 2010.  Prior to obtaining technological feasibility, the Company expensed all of its development costs as research and development expenses.

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

Management’s assessment identified the following four material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation.
•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.
•	We have not achieved the desired level of corporate governance with regard to our monitoring and ensuring compliance with key controls including regard to our authorized shares for preferred stock and in ensuring that stock certificates are issued to subscribers in a timely manner.
•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.
•	We have not achieved the desired level of corporate governance with regard to identifying, measuring, and recording in a timely manner our uncertain tax positions. Because of our limited internal resources, lack of corporate governance and in-house financial expertise, we do not have the necessary process and procedures in place to track and account for our uncertain tax positions.
•	We have not achieved adequate controls surrounding identifying, disclosing and accounting for all of our related party transactions.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid for the years ended December 31, 2011 and 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
Name and Principal Position	Year Ended Dec 31,	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Underlying Options /SAR’s	LTIP	All Other Compensation

Paul G. Begum Chairman/CEO	2011	6,750	$0	$0	$0	$0	$0	$131,203

Robert Campbell COO	2011	$0	$0	$0	$0	$0	$0	$0

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

________________

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

Service	2011	2010
Audit Fees	$20,245	$8,500
Audit-Related Fees	–	–
Tax Fees	930	–
All Other Fees	–	–
Total	$21,175	$8,500

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

______________

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

KLEVER MARKETING, INC.

Dated: August 16 , 2012	By:	/s/ Paul G. Begum
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

F-1

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

As discussed in Note 2, Note 3 and Note 11 to the financial statements, the Company has restated its financial statements as of December 31, 2011 and for the year ended December 31, 2011 to reclassify compensation paid to a related party and add related party disclosures and to correct an error to properly account for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, has no current source of revenue and suffered losses from operations since inception and is dependent on financing to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of assets and liabilities that might result in the event the Company cannot continue in existence.

We were not engaged to audit, and we did not audit, the related statements of operations, stockholders’ equity (deficit) and cash flows from inception (July 5, 1996) through December 31, 2011, and accordingly, we express no opinion or any other form of assurance on them.

/s/ Haynie & Company

Salt Lake City, Utah

March 30, 2012, except for the restatement discussed in Note 2, Note 3 and Note 11 to the financial statements as to which the date is August 14, 2012.

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

	December 31,
	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$177,873	$1,071
Prepaid expenses	–	35

Total Current Assets	177,873	1,106

FIXED ASSETS
Capitalized software development	191,120	72,500
Less accumulated depreciation	–	–

Total Fixed Assets	191,120	72,500

OTHER ASSETS
Intangibles, net	28,124	550

Total Other Assets	28,124	550

TOTAL ASSETS	$397,117	$74,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$455,860	$502,884
Accrued liabilities	836,889	516,348
Preferred stock dividends	323,968	385,144
Related party notes payable	–	44,950
Notes payable	15,000	15,000
Stock deposits	–	11,000

Total Current Liabilities	1,631,717	1,475,326

Total Liabilities	1,631,717	1,475,326

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 and 93,056 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $2,629,484.	1,011	931
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 and 70,529 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $1,303,067.	767	705
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 and 124,010 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $889,508.	1,348	1,240
Common stock (par value $0.01), 250,000,000 shares authorized, 45,512,933 and 45,921,640 shares issued and outstanding, at December 31, 2011 and December 31, 2010, respectively	455,129	459,216
Treasury stock, 100,000 shares at December 31, 2011 and 2010	(1,000)	(1,000)
Due from related party payable in common stock	(16,100)	–
Paid in capital in excess of par value	16,601,968	16,595,001
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,943,938)	(15,123,478)

Total Stockholders' Equity (Deficit)	(1,234,600)	(1,401,170)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$397,117	$74,156

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2011 and 2010

			Unaudited
			From
			Inception of
			Development
			Stage On
			July 5, 1996
			Through
			December 31,
	2011	2010	2011
	(Restated)		(Restated)
REVENUES	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	163,306
General and administrative	587,068	379,145	11,829,480
Research and development	27,063	95,225	4,770,093

Total Expenses	614,131	474,370	16,762,879

OTHER INCOME (EXPENSE)

Other income	177,000	–	685,751
Interest income	250	–	19,152
Interest expense	(44,378)	(20,612)	(2,690,240)
Forgiveness of debt	67,566	102,422	466,953
Gain on sale of assets	623,234	–	650,181
Capital gain on sale of investments	–	–	191,492

Total Other Income (Expense)	823,672	81,810	(676,711)

NET INCOME (LOSS) BEFORE INCOME TAXES	209,541	(392,560)	(17,183,590)

INCOME TAXES	30,001	441	60,843

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	179,540	(393,001)	(17,244,433)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	2,271,394

NET INCOME (LOSS)	$179,540	$(393,001)	$(14,973,039)

BASIC EARNINGS PER COMMON SHARE	$–	$(0.01)

FULLY DILUTED EARNINGS PER COMMON SHARE	$–	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,150,293	44,208,928

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	63,343,152	44,208,928

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 1995 (Unaudited)	247,100	$2,471	12,210,949	$122,109	$–	$–	$–	$74,022,028	$(103,351,248)	$–	$(29,204,640)
January 1996, shares issued in connection with merger	(247,100)	(2,471)	(3,784,905)	(37,849)	5,059	–	–	(70,257,358)	100,017,463	–	29,724,844
Shares issued for cash at $0.50-$3.00 per share	–	–	314,287	3,143	–	–	–	507,932	–	–	511,075
Shares issued in exercise of options at $1.00-$1.25 per share	–	–	130,000	1,300	–	–	–	136,200	–	–	137,500
Shares issued for services at $1.25 per share	–	–	14,282	143	–	–	–	17,710	–	–	17,853
Shares issued for receivable at $1.00-$3.00 per share	–	–	–	–	407	–	–	101,543	–	–	101,950
Shares issued to officer and employee for patents	–	–	–	–	2,250	–	–	130,500	–	–	132,750
Net loss in the year ended December 31, 1996	–	–	–	–	–	–	–	–	–	(831,814)	(831,814)
Balance, December 31, 1996 (Unaudited)	–	–	8,884,613	88,846	7,716	–	–	4,658,555	(3,333,785)	(831,814)	589,518
Shares issued for cash at $0.01 - $3.00 per share	–	–	228,150	2,282	49	–	–	449,976	–	–	452,307
Shares issued to officers for loans at $0.08 - $1.82 per share	–	–	249,444	2,494	–	–	–	74,287	–	–	76,781
Shares issues for services at $0.50 - $2.59 per share	–	–	10,398	104	–	–	–	7,391	–	–	7,495
Share issued to officers for patents	–	–	260,813	2,608	(2,250)	–	–	1,892	–	–	2,250
Shares issued for cash and receivables at $1.75 - $2.00 per share	–	–	58,286	583	(100)	–	–	85,267	–	–	85,750
Shares issued to Videocart creditors	–	–	97,610	976	(976)	–		–	–	–	–
Shares issued for research and development at par	–	–	–	–	464	–	–	–	–	–	464
Shares issued for employee compensation at $2.50 per share	–	–	6,000	60	–	–	–	14,940	–	–	15,000
Net loss for the year ended December 31, 1997	–	–	–	–	–	–	–	–	–	(755,594)	(755,594)
Balance, December 31, 1997	–	–	9,795,314	97,953	4,903	–	–	5,292,308	(3,333,785)	(1,587,408)	473,971
Shares issued for cash at $1.50 - $3.00 per share			294,059	2,941	(100)		–	612,416			615,257
Shares issued for services at $2.00 - $7.80 per share	–	–	13,648	136	–	–	–	43,590	–	–	43,726
Shares issued for employee compensation at $2.19 - $3.06 per share	–	–	4,363	44	–	–	–	9,954	–	–	9,998
Shares issued for accounts receivable at $1.50 - $2.12 per share	–	–	129,437	1,294	–	–	–	209,671	–	–	210,965
Shares issued for 1,500 shares of Avtel stock at $3.00 per share	–	–	4,125	41	–	–	–	12,334	–	–	12,375
Shares issued for research and development contract	–	–	46,366	464	(464)	–	–	–	–	–	–
Shares issued to officer for patent at $2.94 per share	–	–	150,000	1,500	250	–	–	512,313	–	–	514,063
Shares returned at $1.58 per share	–	–	(42,493)	(425)	–	–	–	(66,667)	–	–	(67,092)
Net loss for the year ended December 31, 1998	–	–	–	–	–	–	–	–	–	(1,496,926)	(1,496,926)
Balance, December 31, 1998 (Unaudited)	–	$–	10,394,819	$103,948	$4,589	$–	$–	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 1998 (Unaudited)	–	$–	10,394,819	$103,948	$4,589	$–	$–	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337
Shares issued for cash at $1.96 - $3.00 per share	–	–	701,525	7,015	–	–	–	1,649,949	–	–	1,656,964
Shares issued for employee compensation at $1.95 - $2.34 per share	–	–	2,995	30	–	–	–	6,187	–	–	6,217
Shares issued for exercise of options at $0.52 - $0.86 per share	–	–	238,271	2,383	–	–	–	200,342	–	–	202,725
Shares returned at $0.67 - $1.58 per share	–	–	(62,489)	(625)	–	–	–	(107,047)	–	–	(107,672)
Net loss for the year ended December 31, 1999	–	–	–	–	–	–	–	–	–	(1,734,623)	(1,734,623)
Balance, December 31, 1999 (Unaudited)	–	–	11,275,121	112,751	4,589	–	–	8,375,350	(3,333,785)	(4,818,957)	339,948
Shares issued for cash at $1.07 - $2.75 per share	–	–	279,742	2,798	–	–	–	532,754	–	–	535,552
Preferred shares issued for cash at $17-$26 per share	84,576	846	–	–	–	–	–	1,827,529	–	–	1,828,375
Shares issued for employee compensation at $3.99 per share	–	–	74,608	746	–	–	–	296,939	–	–	297,685
Shares issued for exercise of stock options at $0.86 - $1.07 per share	–	–	597,778	5,978	–	–	–	511,931	–	–	517,909
Shares issued for accounts payable at $2.75 - $3.00 per share	–	–	9,488	95	–	–	–	26,649	–	–	26,744
Paid-in capital from treasury stock transaction	–	–	–	–	–	–	–	16,180	–	–	16,180
Shares canceled and converted to preferred shares at $2.75 per share	–	–	(100,000)	(1,000)	–	–	–	(274,000)	–	–	(275,000)
Conversion of note payable to preferred shares at $26 per share	9,615	96	–	–	–	–	–	249,904	–	–	250,000
Shares issued that were paid for in 1997	–	–	23,334	233	(233)	–	–	–	–	–	–
Shares issued for services at $0.89 per share	–	–	2,697	27	–	–	–	2,373	–	–	2,400
Shares returned at $1.73 - $2.12 per share	–	–	(10,000)	(100)	–	–	–	(19,150)	–	–	(19,250)
Net loss for the year ended December 31, 2000	–	–	–	–	–	–	–	–	–	(4,066,283)	(4,066,283)
Balance, December 31, 2000 (Unaudited)	94,191	942	12,152,768	121,528	4,356	–	–	11,546,459	(3,333,785)	(8,885,240)	(545,740)
Shares issued for cash at $0.82 per share	–	–	4,685	47	–	–	–	3,795	–	–	3,842
Preferred shares issued for cash at $6.60 per share	6,061	60	–	–	–	–	–	39,940	–	–	40,000
Preferred shares issued for payment of note payable at $6.60 per share	68,182	682	–	–	–	–	–	449,318	–	–	450,000
Shares canceled for nonpayment	–	–	(4,694)	(47)	–	–	–	(9,903)	–	–	(9,950)
Shares issued for research and development expenses at $1.00 per share	–	–	15,000	150	–	–	–	14,850	–	–	15,000
Shares issued for general and administrative expenses at $0.66 per share	–	–	507,048	5,070	–	–	–	329,581	–	–	334,651
Shares returned to Company for accounts receivable of $98,375	–	–	–	–		–	(1,000)	(97,375)	–	–	(98,375)
Net loss for the year ended December 31, 2001	–	–	–	–	–	–	–	–	–	(2,342,405)	(2,342,405)
Balance, December 31, 2001 (Unaudited)	168,434	$1,684	12,674,807	$126,748	$4,356	$–	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 2001 (Unaudited)	168,434	$1,684	12,674,807	$126,748	$4,356	$–	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)
Shares canceled for services not rendered	–	–	(304,229)	(3,042)	–	–	–	(197,749)	–	–	(200,791)
Cash received for shares that have not yet been issued	–	–	–	–	3,333	–	–	21,667	–	–	25,000
Net loss for the year ended December 31, 2002	–	–	–	–	–	–	–	–	–	(1,025,837)	(1,025,837)
Balance, December 31, 2002 (Unaudited)	168,434	1,684	12,370,578	123,706	7,689	–	(1,000)	12,100,583	(3,333,785)	(12,253,482)	(3,354,605)
Shares issued for cash at $0.05 - $0.75 per share	–	–	2,580,000	25,800	(3,333)	–	–	151,033	–	–	173,500
Shares issued to S&C Medical at $0.05 per share	–	–	3,000,000	30,000	–	–	–	120,000	–	–	150,000
Shares issued for notes payable at $0.04 - $0.05 per share	–	–	11,259,786	112,598	–	–	–	446,642	–	–	559,240
Shares issued for accounts payable at $0.01 - $0.10 per share	–	–	4,200,000	42,000	–	–	–	96,000	–	–	138,000
Shares authorized for expense at $0.03 per share - not issued	–	–	–	–	9,545	–	–	19,090	–	–	28,635
Shares authorized for payment of accounts payable at $0.21 per share - not issued	–	–	–	–	56	–	–	1,115	–	–	1,171
Net loss for the year ended December 31, 2003	–	–	–	–	–	–	–	–	–	(1,361,753)	(1,361,753)
Balance, December 31, 2003 (Unaudited)	168,434	1,684	33,410,364	334,104	13,957	–	(1,000)	12,934,463	(3,333,785)	(13,615,235)	(3,665,812)
Shares issued for cash at $0.036-$0.15 per share	–	–	770,000	7,700	–	–	–	57,420	–	–	65,120
Shares issued for accounts payable at $0.05-$0.23 per share	–	–	391,939	3,919	–	–	–	27,306	–	–	31,225
Shares issued for expenses at $0.04-$0.23 per share	–	–	1,910,604	19,106	(9,203)	–	–	108,325	–	–	118,228
Authorized shares issued	–	–	5,571	56	(56)	–	–	–	–	–	–
Shares issued for settlement of liabilities	–	–	152,142	1,521	–	–	–	36,514	–	–	38,035
Net loss for the year ended December 31, 2004	–	–	–	–	–	–	–	–	–	(632,293)	(632,293)
Balance of December 31, 2004 (Unaudited)	168,484	1,684	36,640,620	366,406	4,698	–	(1,000)	13,164,028	(3,333,785)	(14,247,528)	(4,045,497)
Shares issued for cash at $0.028-$0.25 per share	–	–	1,790,000	17,900	–	–	–	254,726	–	–	272,626
Shares issued for expenses at $0.25 per share	–	–	92,500	925	–	–	–	22,200	–	–	23,125
Net loss for the year ended December 31, 2005	–	–	–	–	–	–	–	–	–	(736,913)	(736,913)
Balance, December 31, 2005 (Unaudited)	168,434	1,684	38,523,120	385,231	4,698	–	(1,000)	13,440,954	(3,333,785)	(14,984,441)	(4,486,659)
Shares issued for general and administrative expenses at $0.25 per share	–	–	2,788	29	–	–	–	669	–	–	698
Shares issued for cash at $0.25 per share	–	–	586,000	5,860	–	–	–	140,640	–	–	146,500
Shares issued for accounts payable at $0.25 per share	–	–	71,956	719	–	–	–	17,270	–	–	17,989
Compensation expense from issuance of stock options	–	–	–	–	–	–	–	43,653	–	–	43,653
Net loss for the year ended December 31, 2006	–	–	–	–	–	–	–	–	–	(850,440)	(850,440)
Balance, December 31, 2006 (Unaudited)	168,434	$1,684	39,183,864	$391,839	$4,698	$–	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 2006 (Unaudited)	168,434	$1,684	39,183,864	$391,839	$4,698	$–	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)
Shares issued for general and administrative expenses at $0.03-$0.05 per share	–	–	450,000	4,500	–	–	–	13,000	–	–	17,500
Shares issued for cash at $0.25 per share	–	–	1,090,000	10,900	–	–	–	261,600	–	–	272,500
Shares issued for accounts payable at $0.25 per share	–	–	67,988	680	–	–	–	16,315	–	–	16,995
Shares issued for notes payable at $0.25 per share	–	–	8,281,016	82,810	–	–	–	1,987,444	–	–	2,070,254
Shares issued for accrued interest at $0.25 per share	–	–	62,101	621	–	–	–	14,905	–	–	15,526
Shares returned to treasury and cancelled	–	–	(2,416,666)	(24,167)	–	–	–	24,167	–	–	–
Compensation expense from issuance of stock options	–	–	–	–	–	–	–	19,891	–	–	19,891
Net income for the year ended, December 31, 2007	–	–	–	–	–	–	–	–	–	1,563,898	1,563,898
Balance, December 31, 2007 (Unaudited)	168,434	1,684	46,718,303	467,183	4,698	–	(1,000)	15,980,508	(3,333,785)	(14,270,983)	(1,151,695)
Preferred stock issued as dividends	119,161	1,192	–	–	–	–	–	(1,192)	–	–	–
Stock cancellation	–	–	(5,170,000)	(51,700)	–	–	–	51,700	–	–	–
Shares issued for cash at $0.05 per share	–	–	700,000	7,000	–	(23,000)	–	28,000	–	–	12,000
Authorized shares issued	–	–	–	–	(4,698)	–	–	4,698	–	–	–
Net income for the year ending December 31, 2008	–	–	–	–	–	–	–	–	–	95,917	95,917
Balance, December 31, 2008 (Unaudited)	287,595	2,876	42,248,303	422,483	–	(23,000)	(1,000)	16,063,714	(3,333,785)	(14,175,066)	(1,043,778)
Cash received from shares issued in prior year	–	–	–	–	–	23,000	–	–	–	–	23,000
Common stock issued for cash at $0.30 per share	–	–	1,500,093	15,001	–	–	–	435,027	–	–	450,028
Common stock issued for services at $0.25 per share	–	–	150,000	1,500	–	–	–	36,000	–	–	37,500
Stock cancellation (Note 6)	–	–	(400,000)	(4,000)	–	–	–	(11,556)	–	–	(15,556)
Common stock issued in lieu of debt at $0.30 per share	–	–	80,734	807	–	–	–	23,413	–	–	24,220
Common stock issued in for services at $0.30 per share	–	–	11,000	110	–	–	–	3,190	–	–	3,300
Compensation expense from issuance of stock options	–	–	–	–	–	–	–	2,121	–	–	2,121
Net loss for the year ending December 31, 2009	–	–	–	–	–	–	–	–	–	(555,411)	(555,411)
Balance, December 31, 2009	287,595	$2,876	43,590,130	$435,901	$–	$–	$(1,000)	$16,551,909	$(3,333,785)	$(14,730,477)	$(1,074,576)
Cash received from shares issued in prior year	–	–	–	–	–		–	–	–	–	–
Common stock issued for cash at $0.15 per share	–	–	500,000	5,000	–	–	–	70,000	–	–	75,000
Common stock issued for services at $0.06 per share to a perspective lender			150,000	1,500				7,500			9,000
Common stock issued for services at $0.15 per share	–	–	1,150,000	11,500	–	–	–	161,000	–	–	172,500
Common stock issued for services at $0.20 per share	–	–	33,938	339	–	–	–	6,449	–	–	6,788
Common stock issued for services at $0.25 per share	–	–	60,000	600	–	–	–	14,400	–	–	15,000
Common stock issued in lieu of debt at $0.25 per share	–	–	437,572	4,376	–	–	–	105,017	–	–	109,393
Services contributed by officers	–	–		–	–	–	–	60,000	–	–	60,000
Accrual for preferred stock dividend								(385,144)			(385,144)
Issuance of warrants for services	–	–	–	–	–	–	–	3,870	–	–	3,870
Net Profit for the year ending December 31, 2010	–	–	–	–	–	–	–	–	–	(393,001)	(393,001)
Balance, December 31, 2010	287,595	$2,876	45,921,640	$459,216	$–	$–	$(1,000)	$16,595,001	$(3,333,785)	$(15,123,478)	$(1,401,170)

See accompanying notes to financial statements

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2011

	Preferred Stock		Common Stock		Common Stock to be	Related Party	Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)
Balance, December 31, 2010	287,595	$2,876	45,921,640	$459,216	$–	$–	$(1,000)	$16,595,001	$(3,333,785)	$(15,123,478)	$(1,401,170)
Common stock issued for cash at $0.15 per share	–	–	250,000	2,500	–		–	35,000	–	–	37,500
Stock cancellation	–	–	(1,150,000)	(11,500)	–	–	–	(147,500)	–	–	(159,000)
Common stock issued for accounts payable at $0.1346 per share	–	–	50,000	500	–	–	–	6,230	–	–	6,730
Common stock issued for stock deposit at $0.25 per share	–	–	44,000	440	–	–	–	10,560	–	–	11,000
Common stock issued for accounts payable at $0.20 per share	–	–	1,688	17	–	–	–	321	–	–	338
Common stock issued for services at $0.20 per share	–	–	938	9	–	–	–	178	–	–	187
Common stock issued for services at $0.15 per share	–	–	84,667	847	–	–	–	11,852	–	–	12,699
Common stock issued for services at $0.10 per share	–	–	300,000	3,000	–	–	–	27,000	–	–	30,000
Common stock issued for accounts payable at $0.25 per share	–	–	10,000	100	–	–	–	2,400	–	–	2,500
Preferred stock issued as dividends	24,964	250	–	–	–	–	–	384,894	–	–	385,144
Accrual for preferred stock dividend	–	–	–	–	–	–	–	(323,968)	–	–	(323,968)
Due from related party payable in common stock	–	–	–	–	–	(16,100)	–		–	–	(16,100)
Net income for the year ending December 31, 2011 (Restated)	–	–	–	–	–	–	–	–	–	179,540	179,540
Balance, December 31, 2011 (Restated)	312,559	$3,126	45,512,933	$455,129	$–	$(16,100)	$(1,000)	$16,601,968	$(3,333,785)	$(14,943,938)	$(1,234,600)

See accompanying notes to financial statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

			Unaudited
	For the Year Ended December 31,		From Inception of Development Stage On July 5, 1996 Through December 31,
	2011	2010	2011
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$179,540	$(393,001)	$(14,973,039)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	28,986	195,788	1,270,556
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	(175,100)	–	(391,446)
(Gain) loss on sale/disposal of assets	(623,234)	–	(5,495)
Compensation expense from stock options and warrants	–	3,870	95,782
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	–	–	1,912,883
Write-off bad debts	–	–	15,000
Debt forgiveness	(67,566)	(102,422)	(174,825)
Services contributed by officers	–	60,000	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	–	–	62,281
(Increase) decrease in other assets and prepaids	35	(35)	89,238
(Increase) in deferred stock offering costs	–	20,000	–
Increase (decrease) in accounts payable	30,110	126,519	464,010
Increase (decrease) in accrued liabilities	320,541	14,911	945,579

Net Cash Used by Operating Activities	(306,688)	(74,370)	(10,401,942)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	(587,801)
Capitalized software development costs	(104,720)	(65,000)	(169,720)
Proceeds from sale of intangibles	623,234	(550)	516,570
Acquisition of intangibles	(27,574)	–	(27,574)
Acquisition/sale of stock, net	–	–	12,375

Net Cash Provided (Used) by Investing Activities	$490,940	$(65,550)	$(256,150)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

			Unaudited
	For the Year Ended December 31,		From Inception of Development Stage On July 5, 1996 Through December 31,
	2011	2010	2011
	(Restated)		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	37,500	75,000	7,612,701
(Payments)/proceeds from loans	(44,950)	44,950	3,473,252
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	(7,450)	119,950	10,811,291

NET INCREASE (DECREASE) IN CASH	176,802	(19,970)	153,199

CASH AT BEGINNING OF PERIOD	1,071	21,041	24,674

CASH AT END OF PERIOD	$177,873	$1,071	$177,873

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$100	$441	$1,841

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$9,568	$–

Common stock issued to for stock deposit	$11,000	$–

Common stock issued in lieu of debt	$–	$30,000
Common stock issued in lieu of debt with related parties	$–	$9,000
Common stock issued for capitalized software development consulting services to a related party	$13,900	$–

Common stock issued to pay accrued liabilities	$–	$70,393
Accrual for preferred stock dividends payable with preferred shares	$323,968	$385,144
Preferred stock issued to pay preferred stock dividends	$385,144	$–

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

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

KLEVER MARKETING, INC.

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

Following is a reconciliation of the income (loss) per share for the years ended December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Numerator:	(Restated)

Income (loss) before extraordinary items	$179,540	$(393,001)
Income from extraordinary items, net of tax	–	–

Net income (loss)	$179,540	$(393,001)

Denominator:
Weighted-average common shares outstanding
Basic	45,150,293	44,208,928
Conversion of preferred rights	18,192,859	–
Diluted	63,343,152	44,208,928

Income (loss) per share
Basic
Income (loss) before extraordinary items	$0.00	$(0.01)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$0.00	$(0.01)

Diluted
Income (loss) before extraordinary items	$0.00	$(0.01)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$0.00	$(0.01)

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over periods ranging from 10-14 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At December 31, 2011, intangible assets have a cost of $803,169, accumulated amortization of $775,045, and had a net book value of $28,124. As of December 31, 2010, intangible assets had a cost of $775,595, accumulated amortization of $775,045 and had a net book value of $550.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at December 31, 2011.

The Company did not have any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.

KLEVER MARKETING, INC.

Notes to the Financial Statements

As of December 31, 2011 and 2010, the Company had no accrued interest and $636 in penalties related to uncertain tax positions.

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

	December 31,
	2011	2010
Deferred tax asset:
NOL carryforward	$5,781,946	$6,065,291
Valuation allowance	(5,781,946)	(6,065,291)

Total	$–	$–

The components of income tax expense are as follows for the years ended December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
	(Restated)
Current income tax expense (benefit):
Federal	$–	$–

State	30,001	441
Current tax expense	$30,001	$441

Deferred tax expense (benefit) arising from:
Valuation allowance	(342,757)	$(62,757)
Net operating loss carryforward	283,345	62,757
Other	59,412	–
Net deferred tax assets	$–	$–

Income tax provision	$30,001	$441

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

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

NOTE 3 - RESTATEMENT

Klever Marketing, Inc. is restating its financial statements as of and for the year ended December 31, 2011 and for the period from inception of development stage on July 5, 1996 to December 31, 2011. The Company’s decision to restate the aforementioned financial information was made on August 9, 2012 as a result of management’s identification of an error related to the accounting for its uncertain tax positions and an error related to the classification of compensation paid to a related party for the year ended December 31, 2011.

The errors relate to management not identifying that the Company had uncertain tax positions as of December 31, 2011 that met the more-likely-than-not threshold for which the Company had not accrued liabilities. Upon discovering the error, management has measured the uncertain tax positions and recorded liabilities to reflect the impact. In addition, the Company incorrectly netted compensation paid to a related party against its gain on sale of assets resulting in the gain on sale of assets and general and administrative expenses being understated for the year ended December 31, 2011.

The Company’s internal controls were not designed or operating effectively to ensure that all uncertain tax positions were identified, evaluated, and when appropriate, measured and recorded in the Company’s financial statements and that all related party transactions were accounted for and properly disclosed in the financial statements. As a result the Company’s income tax expense, gain on sale of assets and general and administrative expense were misstated in the Statement of Operations for the year ended December 31, 2011 and for the period from inception of development stage on July 5, 1996 to December 31, 2011. The effect of this error on the Statements or Operations for both of the aforementioned periods is to decrease the Company’s net income by $29,101 and to increase the Company’s gain on sale of assets and general and administrative expenses by $131,203.

KLEVER MARKETING, INC.

Notes to the Financial Statements

The December 31, 2011 balance sheet and the statements of operations and statements of cash flows for the year ended December 31, 2011 and for the period from inception of development stage on July 5, 1996 to December 31, 2011 have been restated as follows:

Balance Sheet

	December 31, 2011
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$177,873	$–	$177,873
Prepaid expenses	–	–	–

Total Current Assets	177,873	–	177,873

FIXED ASSETS
Capitalized software development	191,120	–	191,120
Less accumulated depreciation	–	–	–

Total Fixed Assets	191,120	–	191,120

OTHER ASSETS
Intangibles, net	28,124	–	28,124

Total Other Assets	28,124	–	28,124

TOTAL ASSETS	$397,117	$–	$397,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$455,860	$–	$455,860
Accrued liabilities	807,788	29,101	836,889
Preferred stock dividends	323,968	–	323,968
Related party notes payable	–	–	–
Notes payable	15,000	–	15,000
Stock deposits	–	–	–

Total Current Liabilities	1,602,616	29,101	1,631,717

Total Liabilities	1,602,616	29,101	1,631,717

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 and 93,056 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $2,629,484.	1,011	–	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 and 70,529 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $1,303,067.	767	–	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 and 124,010 issued and outstanding at December 31, 2011 and December 31, 2010, respectively); aggregate liquidation preference of $889,508.	1,348	–	1,348
Common stock (par value $0.01), 250,000,000 shares authorized, 45,512,933 and 45,921,640 shares issued and outstanding, at December 31, 2011 and December 31, 2010, respectively	455,129	–	455,129
Treasury stock, 100,000 shares at December 31, 2011 and 2010	(1,000)	–	(1,000)
Due from related party payable in common stock	(16,100)	–	(16,100)
Paid in capital in excess of par value	16,601,968	–	16,601,968
Retained deficit	(3,333,785)	–	(3,333,785)
Deficit accumulated during development stage	(14,914,837)	(29,101)	(14,943,938)

Total Stockholders' Equity (Deficit)	(1,205,499)	(29,101)	(1,234,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$397,117	$–	$397,117

KLEVER MARKETING, INC.

Notes to the Financial Statements

Statement of Operations

	For the Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
REVENUES	$–	$–	$–

EXPENSES

Sales and marketing	–	–	–
General and administrative	455,865	131,203	587,068
Research and development	27,063	–	27,063

Total Expenses	482,928	131,203	614,131

OTHER INCOME (EXPENSE)

Other income	177,000	–	177,000
Interest income	250	–	250
Interest expense	(44,378)	–	(44,378)
Forgiveness of debt	67,566	–	67,566
Gain on sale of assets	492,031	131,203	623,234
Capital gain on sale of investments	–	–	–

Total Other Income (Expense)	692,469	131,203	823,672

NET INCOME (LOSS) BEFORE INCOME TAXES	209,541	–	209,541

INCOME TAXES	900	29,101	30,001

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	208,641	(29,101)	179,540

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–

NET INCOME (LOSS)	$208,641	$(29,101)	$179,540

BASIC EARNINGS PER COMMON SHARE	$–		$–

FULLY DILUTED EARNINGS PER COMMON SHARE	$–		$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,150,293		45,150,293

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	63,343,152		63,343,152

KLEVER MARKETING, INC.

Notes to the Financial Statements

Statement of Operations

	From Inception of Development Stage on
	July 5, 1996 Through December 31, 2011 (Unaudited)
	As Previously Reported	Adjustments	As Restated
REVENUES	$256,000	$–	$256,000

EXPENSES

Sales and marketing	163,306	–	163,306
General and administrative	11,698,277	131,203	11,829,480
Research and development	4,770,093	–	4,770,093

Total Expenses	16,631,676	131,203	16,762,879

OTHER INCOME (EXPENSE)

Other income	685,751	–	685,751
Interest income	19,152	–	19,152
Interest expense	(2,690,240)	–	(2,690,240)
Forgiveness of debt	466,953	–	466,953
Gain on sale of assets	518,978	131,203	650,181
Capital gain on sale of investments	191,492	–	191,492

Total Other Income (Expense)	(807,914)	131,203	(676,711)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,183,590)	–	(17,183,590)

INCOME TAXES	31,742	29,101	60,843

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(17,215,332)	(29,101)	(17,244,433)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	2,271,394	–	2,271,394

NET INCOME (LOSS)	$(14,943,938)	$(29,101)	$(14,973,039)

KLEVER MARKETING, INC.

Notes to the Financial Statements

Statement of Cash Flows

	For the Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$208,641	$(29,101)	$179,540
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	28,986	–	28,986
Stock issued for research and development	–	–	–
Stock returned for services not rendered	(175,100)	–	(175,100)
(Gain) loss on sale/disposal of assets	(492,031)	(131,203)	(623,234)
Compensation expense from stock options and warrants	–	–	–
Stock issued for interest	–	–	–
Stock issued for accounts payable	–	–	–
Deferred income	–	–	–
Depreciation and amortization	–	–	–
Write-off bad debts	–	–	–
Debt forgiveness	(67,566)	–	(67,566)
Services contributed by officers	–	–	–
Changes in operating assets and liabilities:	–
(Increase) decrease in accounts receivable	–	–	–
(Increase) decrease in other assets and prepaids	35	–	35
(Increase) in deferred stock offering costs	–	–	–
Increase (decrease) in accounts payable	30,110	–	30,110
Increase (decrease) in accrued liabilities	291,440	29,101	320,541

Net Cash Used by Operating Activities	(175,485)	(131,203)	(306,688)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	–
Capitalized software development costs	(104,720)	–	(104,720)
Proceeds from sale of intangibles	492,031	131,203	623,234
Acquisition of intangibles	(27,574)	–	(27,574)
Acquisition/sale of stock, net	–	–	–

Net Cash Provided (Used) by Investing Activities	$359,737	$131,203	$490,940

KLEVER MARKETING, INC.

Notes to the Financial Statements

Statement of Cash Flows

	For the Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$–
Stock subscription received	–	–	–
Proceeds from capital stock issued	37,500	–	37,500
(Payments)/proceeds from loans	(44,950)	–	(44,950)
Change in line-of-credit	–	–	–
Loan receivables	–	–	–
Principal payments on lease obligations	–	–	–
Cash payments on note payable	–	–	–

Net Cash Provided by Financing Activities	(7,450)	–	(7,450)

NET INCREASE (DECREASE) IN CASH	176,802		176,802

CASH AT BEGINNING OF PERIOD	1,071		1,071

CASH AT END OF PERIOD	$177,873		$177,873

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–		$–

Income taxes	$100		$100

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$9,568		$9,568

Common stock issued to for stock deposit	$11,000		$11,000

Common stock issued in lieu of debt	$–		$–
Common stock issued in lieu of debt with related parties	$–		$–
Common stock issued for capitalized software development consulting services to a related party	$13,900		$13,900

Common stock issued to pay accrued liabilities	$–		$–
Accrual for preferred stock dividends payable with preferred shares	$323,968		$323,968
Preferred stock issued to pay preferred stock dividends	$385,144		$385,144

KLEVER MARKETING, INC,

Notes to the Financial Statements

Statement of Cash Flows

	From Inception of Development Stage on
	July 5, 1996 Through December 31, 2011 (Unaudited)
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(14,943,938)	$(29,101)	$(14,973,039)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	1,270,556	–	1,270,556
Stock issued for research and development	62,850	–	62,850
Stock returned for services not rendered	(391,446)	–	(391,446)
(Gain) loss on sale/disposal of assets	(5,495)	(131,203)	(136,698)
Compensation expense from stock options and warrants	95,782	–	95,782
Stock issued for interest	135,226	–	135,226
Stock issued for accounts payable	243,458	–	243,458
Deferred income	(214,000)	–	(214,000)
Depreciation and amortization	1,912,883	–	1,912,883
Write-off bad debts	15,000	–	15,000
Debt forgiveness	(174,825)	–	(174,825)
Services contributed by officers	60,000	–	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	62,281	–	62,281
(Increase) decrease in other assets and prepaids	89,238	–	89,238
(Increase) in deferred stock offering costs	–	–	–
Increase (decrease) in accounts payable	464,010	–	464,010
Increase (decrease) in accrued liabilities	916,478	29,101	945,579

Net Cash Used by Operating Activities	(10,401,942)	(131,203)	(10,533,145)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	(587,801)	–	(587,801)
Capitalized software development costs	(169,720)	–	(169,720)
Proceeds from sale of intangibles	516,570	131,203	647,773
Acquisition of intangibles	(27,574)	–	(27,574)
Acquisition/sale of stock, net	12,375	–	12,375

Net Cash Provided (Used) by Investing Activities	$(256,150)	$(131,203)	$(124,947)

KLEVER MARKETING, INC.

Notes to the Financial Statements

Statement of Cash Flows

	From Inception of Development Stage on
	July 5, 1996 Through December 31, 2011 (Unaudited)
	As Previously Reported	Adjustments	As Restated
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$11,000	$–	$11,000
Stock subscription received	23,000	–	23,000
Proceeds from capital stock issued	7,612,701	–	7,612,701
(Payments)/proceeds from loans	3,473,252	–	3,473,252
Change in line-of-credit	4,837	–	4,837
Loan receivables	(15,000)	–	(15,000)
Principal payments on lease obligations	(18,769)	–	(18,769)
Cash payments on note payable	(279,730)	–	(279,730)

Net Cash Provided by Financing Activities	10,811,291	–	10,811,291

NET INCREASE (DECREASE) IN CASH	153,199		153,199

CASH AT BEGINNING OF PERIOD	24,674		24,674

CASH AT END OF PERIOD	$177,873		$177,873

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$3,326		$3,326

Income taxes	$1,841		$1,841

KLEVER MARKETING, INC.

Notes to the Financial Statements

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $ 179,540 for the year ended December 31, 2011 primarily as a result of one-time income from the sale of certain non-core assets of the Company. The Company did not generate any revenue from product sales for the years ended December 31, 2011 and 2010. As of December 31, 2011, the Company’s current and total liabilities exceeded its current assets by $1,453,844. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2011, the Company had $177,873 of cash available on hand. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2012. However, management cannot make any assurances that such financing will be secured.

NOTE 5 - PREFERRED STOCK

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

KLEVER MARKETING, INC.

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

KLEVER MARKETING, INC.

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

NOTE 6 - LITIGATION AND CONTINGENT LIABILITIES

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

NOTE 7 - TROUBLED DEBT RESTRUCTURING AND FORGIVENESS OF DEBT

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

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

NOTE 8 - NOTES PAYABLE

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

NOTE 10 - COMMON STOCK

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

In connection with the sale of non-core assets described in Note 12 to the financial statements, the Company paid a company controlled by the CEO $131,203 as compensation for work done on the transaction.

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

NOTE 12 - SALE OF NON-CORE ASSETS

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that are non-core to the Company’s business and are fully amortized.  The sale closed during September 2011 and the Company received net proceeds of $623,234 after paying commissions of $32,779 associated with the sale.  Management plans to use the proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.

NOTE 13 - COMMITMENTS

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

NOTE 14 - SUBSEQUENT EVENTS

The Company has identified the following subsequent events that required additional disclosure:

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

