Form 10-Q/A
period 2012-03-31
KLEVER MARKETING INC
filed 2012-08-16
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

	Explanatory Note	ii

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of March 31, 2012 and December 31, 2011	1

	Condensed Statements of Operations for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2012	2

	Condensed Statements of Cash Flows for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2012	3

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors and Uncertainties	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

i

EXPLANATORY NOTE

On August 9, 2012, the Board of Directors of Klever Marketing, Inc. (the “Company”) concluded that we should restate our financial statements as of and for the quarter ended March 31, 2012 and for the period from inception of development stage on July 5, 1996 to March 31, 2012. Subsequent to filing the March 31, 2012 10-Q, management concluded that the Company was involved in an uncertain tax position that met the more-likely-than-not threshold as of March 31, 2012. Management has measured the uncertain tax position and recorded a liability to reflect the impact of the uncertain tax position in the financial statements as of and for the three months ended March 31, 2012 and for the period from inception to March 31, 2012. Management also has determined that a related party transaction that occurred during the year ended December 31, 2011 was not adequately accounted for and disclosed in the period from inception of development stage on July 5, 2012 to March 31, 2012 financial statements.

The Company’s internal controls were not designed or operating effectively to ensure that all uncertain tax positions were identified, evaluated, and when appropriate, measured and recorded in the Company’s financial statements and that all related party transactions were accounted for and properly disclosed in the financial statements. As a result the Company’s income tax expense, gain on sale of assets and general and administrative expense were misstated in the Statement of Operations for the period from inception of development stage on July 5, 1996 to December 31, 2011. The effect of this error on the Statement of Operations is to decrease the Company’s net income by $30,716 and the effect for the period from inception of development stage on July 5, 1996 to March 31, 2012 is to increase the Company’s gain on sale of assets and general and administrative expenses by $131,203. The Company filed an amended Form 10-K/A on August 15, 2012. The effect of this error from the prior year has been recorded in the Company’s financial statements as of and for the three months ended March 31, 2012 and for the period from inception of development stage on July 5, 1996 through March 31, 2012 as well as $1,615 of interest and penalties for the three months ended March 31, 2012 related to the uncertain tax positions.

This Form 10-Q/A amends our Form 10-Q filed on May 14, 2012. See Note 3 to the condensed financial statements for more detail regarding the impact of this restatement on the audited financial statements.

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

ASSETS
	(Unaudited)
	March 31	December 31,
	2012	2011
	(Restated)
CURRENT ASSETS
Cash	$110,581	$177,873

Total Current Assets	110,581	177,873

FIXED ASSETS
Capitalized software	217,343	191,120
Office equipment	980	–
Less accumulated depreciation	(44)	–

Total Fixed Assets	218,279	191,120

OTHER ASSETS
Intangibles, net	35,856	28,124

Total Other Assets	35,856	28,124

TOTAL ASSETS	$364,716	$397,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$467,315	$455,860
Accrued liabilities	877,272	836,889
Preferred stock dividends	362,148	323,968
Notes payable	15,000	15,000
Stock deposits	12,500	–

Total Current Liabilities	1,734,235	1,631,717

Total Liabilities	1,734,235	1,631,717

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $2,629,484.	1,011	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $1,303,067.	767	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $889,508.	1,348	1,348
Common stock (par value $0.01), 250,000,000 shares authorized, 45,716,377 and 45,512,933 shares issued and outstanding, respectively	457,163	455,129
Treasury stock, 100,000 shares at March 31, 2012 and December 31, 2011	(1,000)	(1,000)
Due from related party, payable in common stock	–	(16,100)
Paid in capital in excess of par value	16,590,535	16,601,968
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,085,558)	(14,943,938)

Total Stockholders' Deficit	(1,369,519)	(1,234,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$364,716	$397,117

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
	(Restated)		(Restated)
REVENUES	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	163,306
General and administrative	126,149	136,412	11,955,629
Research and development	1,567	3,917	4,771,660

Total Expenses	127,716	140,329	16,980,595

OTHER INCOME (EXPENSE)

Other income	–	177,000	685,751
Interest income	–	–	19,152
Interest expense	(12,289)	(9,288)	(2,702,529)
Forgiveness of debt	–	–	466,953
Gain on sale of assets	–	–	650,181
Capital gain on sale of investments	–	–	191,492

Total Other Income (Expense)	(12,289)	167,712	(689,000)

NET INCOME (LOSS) BEFORE INCOME TAXES	(140,005)	27,383	(17,323,595)

INCOME TAXES	1,615	–	33,357

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(141,620)	27,383	(17,356,952)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	2,271,394

NET INCOME (LOSS)	$(141,620)	$27,383	$(15,085,558)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,432,031	45,476,036

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	45,432,031	62,215,836

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(141,620)	$27,383	$(15,085,558)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	–	(159,000)	1,270,556
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain)/loss on sale/disposal of assets	–	–	(136,698)
Compensation expense from stock options and warrants	10,381	–	106,163
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	44	–	1,912,927
Write-off bad debts	–	–	15,000
Debt forgiveness	–	–	(174,825)
Services contributed by officers	–	–	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	–	–	62,281
(Increase) decrease in other assets and prepaids	–	17	89,238
Increase (decrease) in accounts payable	11,455	723	475,465
Increase (decrease) in accrued liabilities	40,383	93,527	956,861

Net Cash Used by Operating Activities	(79,357)	(37,350)	(10,612,502)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	(587,801)
Capitalized software development costs	(26,223)	–	(195,943)
Proceeds from sale of intangible assets	–	–	647,773
Purchase of equipment	(980)	–	(980)
Acquisition/sale of patents and other intangibles	(7,732)	–	(35,306)
Acquisition/sale of stock, net	–	–	12,375

Net Cash Used by Investing Activities	$(34,935)	$–	$(159,882)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
	(Restated)		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$12,500	$–	$23,500
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	34,500	37,500	7,647,201
Proceeds from loans	–	–	3,473,252
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	47,000	37,500	10,858,291

NET INCREASE (DECREASE) IN CASH	(67,292)	150	85,907

CASH AT BEGINNING OF PERIOD	177,873	1,071	24,674

CASH AT END OF PERIOD	$110,581	$1,221	$110,581

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$–	$–	$1,841

Non-Cash Transactions from Investing and Financing Activities:

Common stock returned to company to pay related party receivable	$16,100	$–

Common stock issued to pay accounts payable	$–	$6,730

Accrual for preferred stock dividends payable with preferred shares	$38,180	$102,469

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

Following is a reconciliation of the income (loss) per share for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ending March 31,
	2012	2011
Numerator:	(Restated)

Income (loss) before extraordinary items	$(141,620)	$27,383
Income from extraordinary items, net of tax	–	–

Net income (loss)	$(141,620)	$27,383

Denominator:
Weighted-average common shares outstanding
Basic	45,432,031	45,476,036
Conversion of preferred rights	–	16,739,800
Diluted	45,432,031	62,215,836

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$0.00
Income from extraordinary items, net of tax	–	–
Net income (loss)	$(0.00)	$0.00

Diluted
Income (loss) before extraordinary items	$(0.00)	$0.00
Income from extraordinary items, net of tax	–	–
Net income (loss)	$(0.00)	$0.00

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at March 31, 2012 and December 31, 2011. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months. There has been no significant change in the unrecognized tax benefit associated with the Company’s net operating losses through March 31, 2012.

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

From inception through March 31, 2012, the Company has incurred net losses and, therefore, had no federal income tax liability.  To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued to its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17.1 million as of March 31, 2012, and will expire in the years 2015 through 2029.

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

Reclassification

During the quarter ended March 31, 2011, the Company received back 1,150,000 shares of common stock valued at $168,000 and $9,000 of cash in connection with cancelling certain agreements with an investor and an investment banking firm. In the Company’s March 31, 2011 Form 10-Q, the Company recorded these transactions as reductions of “General and Administrative” expense in its Statement of Operations. Management reevaluated the classification of these transactions during their year-end audit and determined that they should be classified as “Other Income” within the Company’s Statement of Operations for the year ended December 31, 2011. As a result of the above, the Company has made a similar reclassification in the March 31, 2011 Statement of Operations presented in these financial statements to conform to the presentation of the Form 10-K Statement of Operations for the year ended December 31, 2011. Neither net income nor total equity changed as a result of this reclassification as of and for the three months ended March 31, 2011

NOTE 3 – RESTATEMENT

On August 9, 2012, the Board of Directors of Klever Marketing, Inc. concluded that we should restate our financial statements as of and for the quarter ended March 31, 2012 and for the period from inception of development stage on July 5, 1996 to March 31, 2012. Subsequent to filing the March 31, 2012 10-Q, management concluded that the Company was involved in an uncertain tax position that met the more-likely-than-not threshold as of March 31, 2012. Management has measured the uncertain tax position and recorded a liability to reflect the impact of the uncertain tax position in the financial statements as of and for the three months ended March 31, 2012 and for the period from inception to March 31, 2012. Management also identified an error related to the classification of compensation paid to a related party for the period from inception of development stage on July 5, 1996 to March 31, 2012.

The errors relate to management not identifying that the Company had uncertain tax positions as of March 31, 2012 that met the more-likely-than-not threshold for which the Company had not accrued liabilities. Upon discovering the error, management has measured the uncertain tax positions and recorded liabilities to reflect the impact. In addition, the Company incorrectly netted compensation paid to a related party against its gain on sale of assets resulting in the gain on sale of assets and general and administrative expenses being understated for the period from inception of development stage on July 5, 1996 to March 31, 2012.

The Company’s internal controls were not designed or operating effectively to ensure that all uncertain tax positions were identified, evaluated, and when appropriate, measured and recorded in the Company’s financial statements and that all related party transactions were accounted for and properly disclosed in the financial statements. As a result, the Company’s income tax expense, gain on sale of assets and general and administrative expense were misstated in the Statement of Operations for the period from inception of development stage on July 5, 1996 to March 31, 2012. The effect of these errors on the Statement of Operations for the aforementioned period is to decrease the Company’s net income by $30,716 and to increase the Company’s gain on sale of assets and general and administrative expenses by $131,203. For the three months ended March 31, 2012, the Company recorded $1,615 of interest and penalties associated with the uncertain tax position.

The March 31, 2012 balance sheet and the statements of operations and statements of cash flows for the three months ended March 31, 2012 and for the period from inception of development stage on July 5, 1996 to March 31, 2012 have been restated as follows:

Condensed Balance Sheet

(Unaudited)

ASSETS

	March 31, 2012
	As Previously
	Reported	Adjustments	As Restated
CURRENT ASSETS
Cash	$110,581	$–	$110,581

Total Current Assets	110,581	–	110,581

FIXED ASSETS
Capitalized software	217,343	–	217,343
Office equipment	980	–	980
Less accumulated depreciation	(44)	–	(44)

Total Fixed Assets	218,279	–	218,279

OTHER ASSETS
Intangibles, net	35,856	–	35,856

Total Other Assets	35,856	–	35,856

TOTAL ASSETS	$364,716	$–	$364,716

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$467,315	$–	$467,315
Accrued liabilities	846,556	30,716	877,272
Preferred stock dividends	362,148	–	362,148
Notes payable	15,000	–	15,000
Stock deposits	12,500	–	12,500

Total Current Liabilities	1,703,519	30,716	1,734,235

Total Liabilities	1,703,519	30,716	1,734,235

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $2,629,484.	1,011	–	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $1,303,067.	767	–	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 issued and outstanding at March 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $889,508.	1,348	–	1,348
Common stock (par value $0.01), 250,000,000 shares authorized, 45,716,377 and 45,512,933 shares issued and outstanding, respectively	457,163	–	457,163
Treasury stock, 100,000 shares at March 31, 2012 and December 31, 2011	(1,000)	–	(1,000)
Due from related party, payable in common stock	–	–	–
Paid in capital in excess of par value	16,590,535	–	16,590,535
Retained deficit	(3,333,785)	–	(3,333,785)
Deficit accumulated during development stage	(15,054,842)	(30,716)	(15,085,558)

Total Stockholders' Deficit	(1,338,803)	(30,716)	(1,369,519)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$364,716	$–	$364,716

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

REVENUES	$–	$–	$–

EXPENSES

Sales and marketing	–	–	–
General and administrative	126,149	–	126,149
Research and development	1,567	–	1,567

Total Expenses	127,716	–	127,716

OTHER INCOME (EXPENSE)

Other income	–	–	–
Interest income	–	–	–
Interest expense	(12,289)	–	(12,289)
Forgiveness of debt	–	–	–
Gain on sale of assets	–	–	–
Capital gain on sale of investments	–	–	–

Total Other Income (Expense)	(12,289)	–	(12,289)

NET INCOME (LOSS) BEFORE INCOME TAXES	(140,005)	–	(140,005)

INCOME TAXES	–	1,615	1,615

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(140,005)	(1,615)	(141,620)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–

NET INCOME (LOSS)	$(140,005)	$(1,615)	$(141,620)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,432,031		45,432,031

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	45,432,031		45,432,031

KLEVER MARKETING, INC.

Notes to the Condensed Financial Statements

Condensed Statements of Operations

(Unaudited)

	From Inception of Development Stage on July 5, 1996 Through March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

REVENUES	$256,000	$–	$256,000

EXPENSES

Sales and marketing	163,306	–	163,306
General and administrative	11,824,426	131,203	11,955,629
Research and development	4,771,600	–	4,771,660

Total Expenses	16,759,392	131,203	16,890,595

OTHER INCOME (EXPENSE)

Other income	685,751	–	685,751
Interest income	19,152	–	19,152
Interest expense	(2,702,529)	–	(2,702,529)
Forgiveness of debt	466,953	–	466,953
Gain on sale of assets	518,978	131,203	650,181
Capital gain on sale of investments	191,492	–	191,492

Total Other Income (Expense)	(820,203)	131,203	(689,000)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,323,595)	–	(17,323,595)

INCOME TAXES	2,641	30,716	33,357

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(17,326,236)	(30,716)	(17,356,952)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	2,271,394	–	2,271,394

NET INCOME (LOSS)	$(15,054,842)	$(30,716)	$(15,085,558)

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(140,005)	$(1,615)	$(141,620)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	–	–	–
Stock issued for research and development	–	–	–
Stock returned for services not rendered	–	–	–
(Gain)/loss on sale/disposal of assets	–	–	–
Compensation expense from stock options and warrants	10,381	–	10,381
Stock issued for interest	–	–	–
Stock issued for accounts payable	–	–	–
Deferred income	–	–	–
Depreciation and amortization	44	–	44
Write-off bad debts	–	–	–
Debt forgiveness	–	–	–
Services contributed by officers	–	–	–
Changes in operating assets and liabilities:	–
(Increase) decrease in accounts receivable	–	–	–
(Increase) decrease in other assets and prepaids	–	–	–
Increase (decrease) in accounts payable	11,455	–	11,455
Increase (decrease) in accrued liabilities	38,768	1,615	40,383

Net Cash Used by Operating Activities	(79,357)	–	(79,357)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	–
Capitalized software development costs	(26,223)	–	(26,223)
Proceeds from sale of intangible assets	–	–	–
Purchase of equipment	(980)	–	(980)
Acquisition/sale of patents and other intangibles	(7,732)	–	(7,732)
Acquisition/sale of stock, net	–	–	–

Net Cash Used by Investing Activities	$(34,935)	$–	$(34,935)

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$12,500	$–	$12,500
Stock subscription received	–	–	–
Proceeds from capital stock issued	34,500	–	34,500
Proceeds from loans	–	–	–
Change in line-of-credit	–	–	–
Loan receivables	–	–	–
Principal payments on lease obligations	–	–	–
Cash payments on note payable	–	–	–

Net Cash Provided by Financing Activities	47,000	–	47,000

NET INCREASE (DECREASE) IN CASH	(67,292)		(67,292)

CASH AT BEGINNING OF PERIOD	177,873		177,873

CASH AT END OF PERIOD	$110,581		$110,581

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–		$–

Income taxes	$–		$–

Non-Cash Transactions from Investing and Financing Activities:

Common stock returned to company to pay related party receivable	$16,100		$16,100

Common stock issued to pay accounts payable	$–		$–

Accrual for preferred stock dividends payable with preferred shares	$16,100		$16,100

Condensed Statement of Cash Flows

(Unaudited)

	From Inception of Development Stage
	on July 5, 1996 Through March 31, 2012
	As Previously
	Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(15,054,842)	$(30,716)	$(15,085,558)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	1,270,556	–	1,270,556
Stock issued for research and development	62,850	–	62,850
Stock returned for services not rendered	(391,446)	–	(391,446)
(Gain)/loss on sale/disposal of assets	(5,495)	(131,203)	(136,698)
Compensation expense from stock options and warrants	106,163	–	106,163
Stock issued for interest	135,226	–	135,226
Stock issued for accounts payable	243,458	–	243,458
Deferred income	(214,000)	–	(214,000)
Depreciation and amortization	1,912,927	–	1,912,927
Write-off bad debts	15,000	–	15,000
Debt forgiveness	(174,825)	–	(174,825)
Services contributed by officers	60,000	–	60,000
Changes in operating assets and liabilities:	–
(Increase) decrease in accounts receivable	62,281	–	62,281
(Increase) decrease in other assets and prepaids	89,238	–	89,238
Increase (decrease) in accounts payable	475,465	–	475,465
Increase (decrease) in accrued liabilities	926,145	30,716	956,861

Net Cash Used by Operating Activities	(10,481,299)	(131,203)	(10,612,502)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	(587,801)	–	(587,801)
Capitalized software development costs	(195,943)	–	(195,943)
Proceeds from sale of intangible assets	516,570	131,203	647,773
Purchase of equipment	(980)	–	(980)
Acquisition/sale of patents and other intangibles	(35,306)	–	(35,306)
Acquisition/sale of stock, net	12,375	–	12,375

Net Cash Used by Investing Activities	$(291,085)	$131,203	$(159,882)

Condensed Statement of Cash Flows

(Unaudited)

	From Inception of Development Stage
	on July 5, 1996 Through March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$23,500	$–	$23,500
Stock subscription received	23,000	–	23,000
Proceeds from capital stock issued	7,647,201	–	7,647,201
Proceeds from loans	3,473,252	–	3,473,252
Change in line-of-credit	4,837	–	4,837
Loan receivables	(15,000)	–	(15,000)
Principal payments on lease obligations	(18,769)	–	(18,769)
Cash payments on note payable	(279,730)	–	(279,730)

Net Cash Provided by Financing Activities	10,858,291	–	10,858,291

NET INCREASE (DECREASE) IN CASH	85,907		85,907

CASH AT BEGINNING OF PERIOD	24,674		24,674

CASH AT END OF PERIOD	$110,581		$110,581

NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $141,620 during the three months ended March 31, 2012. The Company did not generate any revenue from product sales during the three months ended March 31, 2012 or March 31, 2011.  As of March 31, 2012, the Company’s current and total liabilities exceeded its current assets by $1,623,654.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2012, the Company had $110,581 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations for the next year. However, management cannot make any assurances that such financing will be secured.

NOTE 5 – PREFERRED STOCK

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

NOTE 6 – LITIGATION AND CONTINGENT LIABILITIES

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

NOTE 7 – STOCK OPTIONS

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

Assumptions
Dividend Yield	0%
Weighted average volatility	487.85%
Risk-free interest rate	0.18%
Expected Life (years)	0.59

The summary of option activity for the three months ended March, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Balance as of December 31, 2011
Granted	125,000	$0.10	0.59
Expired	–	–	–
Cancelled	–	–	–

Balance as of March 31, 2012	125,000	$0.10	0.53

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

NOTE 8 – COMMON STOCK

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company accrued $45,000 of compensation for the services provided by these individuals to the Company.  The Company paid $16,500 of the amount accrued during the quarter. During the first quarter of 2011, the Company accrued $84,240 in compensation for the services provided by these individuals to the Company.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2012 which is the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.

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

Results of Operations

Restatement

The Company is restating its financial statements as of and for the three months ended March 31, 2012 and from inception of Development Stage on July 5, 1996 through March 31, 2012 to correct errors related to the accounting for the Company’s uncertain tax positions. The Company has amended its Annual Report on Form 10-K as of and for the year ended December 31, 2011 and for the period from inception through December 31, 2011. The effect of the error adjustment is to decrease net income for the affected periods by $1,615 to accrue interest and penalties associated with uncertain tax positions and to reflect the impact of the adjustment made at December 31, 2011 in the March 31, 2012 financial statements.

A more complete discussion of the restatement can be found in Item 8 Note 3 to the financial statements and in the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2012.

Three months ended March 31, 2012 compared to Three months ended March 31, 2011

For the three months ended March 31, 2012, the Company had a net loss of ($141,620) as compared to net income of $27,383 for the three months ended March 31, 2011.  The decrease in net income was primarily due to the Company generating $177,000 of other income during the three months ended March 31, 2011 due to the Company cancelling agreements with an investment banking firm and an investment firm. General and administrative costs totaled $126,149 during the first quarter of 2012 compared to $136,412 for the first quarter of 2011.  General and administrative costs declined because of a reduction in legal and professional fees of $23,892 partially offset by an increase in accounting fees of $8,299. Legal fees were down due to the Company capitalizing costs in 2012 associated with obtaining patents and trademarks for the Company coupled with lower fees for legal work associated with the Company’s re-audit of its 2009 financial statements that took place in the prior year. Accounting fees increased due to timing as the Company was forced to re-audit its 2009 financial statements due to the Company’s predecessor audit firm that audited the Company’s 2009 financial statements being deregistered by the PCAOB. The timing of the re-audit pushed a significant portion of the Company’s accounting fees from the first quarter of 2011 to the second quarter of 2011.

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

Income tax expense increased for the three months ended March 31, 2012 to $1,615 from $0 for the three months ended March 31, 2011. The increase is due to the Company accruing interest and penalties for the current quarter that are associated with its uncertain tax positions.

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

DATE:   August 16, 2012

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

