Form 10-Q
period 2012-06-30
KLEVER MARKETING INC
filed 2012-08-17
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2012, there were 46,251,377 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Condensed Statements of Operations for the three months, six months and from inception of Development Stage on July 5, 1996 through June 30, 2012	4

	Condensed Statement of Stockholders’ Deficit for the six months ending June 30, 2012	5

	Condensed Statements of Cash Flows for the six months and from inception of Development Stage on July 5, 1996 through June 30, 2012	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors and Uncertainties	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$58,917	$177,873

Total Current Assets	58,917	177,873

FIXED ASSETS
Capitalized software	279,343	191,120
Office equipment	980	–
Less accumulated depreciation	(125)	–

Total Fixed Assets	280,198	191,120

OTHER ASSETS
Intangibles, net	52,931	28,124

Total Other Assets	52,931	28,124

TOTAL ASSETS	$392,046	$397,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$420,425	$455,860
Accrued liabilities	1,001,431	836,889
Preferred stock dividends	404,570	323,968
Notes payable	15,000	15,000

Total Current Liabilities	1,841,426	1,631,717

Total Liabilities	1,841,426	1,631,717

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 issued and outstanding at June 30, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $2,629,484.	1,011	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 issued and outstanding at June 30, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $1,303,067.	767	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 issued and outstanding at June 30, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $889,508.	1,348	1,348
Common stock (par value $0.01, 250,000,000 shares authorized, 46,251,377 and 45,512,933 shares issued and outstanding, at June 30, 2012 and December 31, 2011, respectively)	462,513	455,129
Treasury stock, 100,000 shares at June 30, 2012 and December 31, 2011	(1,000)	(1,000)
Due from related party, payable in common stock	–	(16,100)
Paid in capital in excess of par value	16,603,602	16,601,968
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,183,836)	(14,943,938)

Total Stockholders' Deficit	(1,449,380)	(1,234,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$392,046	$397,117

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of Development Stage On July 5, 1996 Through June 30,
	2012	2011	2012	2011	2012

REVENUES	$–	$–	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	–	–	163,306
General and administrative	83,379	145,326	209,528	104,738	12,039,008
Research and development	1,787	2,070	3,354	5,987	4,773,447

Total Expenses	85,166	147,396	212,882	110,725	16,975,761

OTHER INCOME (EXPENSE)

Other income	–	–	–	–	685,751
Interest income	–	–	–	–	19,152
Interest expense	(12,300)	(6,076)	(24,589)	(15,364)	(2,714,829)
Forgiveness of debt	–	–	–	–	466,953
Gain on sale of assets	–	–	–	–	650,181
Capital gain on sale of investments	–	–	–	–	191,492

Total Other Income (Expense)	(12,300)	(6,076)	(24,589)	(15,364)	(701,300)

NET INCOME (LOSS) BEFORE INCOME TAXES	(97,466)	(153,472)	(237,471)	(126,089)	(17,421,061)

INCOME TAXES	812	–	2,427	–	34,169

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(98,278)	(153,472)	(239,898)	(126,089)	(17,455,230)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–	–	2,271,394

NET INCOME (LOSS)	$(98,278)	$(153,472)	$(239,898)	$(126,089)	$(15,183,836)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,977,421	45,071,640	45,846,899	45,004,237

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	45,977,421	45,071,640	45,846,899	45,004,237

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be	Related Party	Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2011	312,559	$3,126	45,512,933	$455,129	$–	$(16,100)	$(1,000)	$16,601,968	$(3,333,785)	$(14,943,938)	$(1,234,600)

Common stock returned and cancelled to satisfy related party receivable	–	–	(161,000)	(1,610)	–	16,100	–	(14,490)	–	–	–

Common stock issued for cash at $0.09 per share	–	–	194,444	1,944	–	–	–	15,556	–	–	17,500

Common stock issued for cash at $0.10 per share	–	–	545,000	5,450	–	–	–	49,050	–	–	54,500

Common stock issued for services at $0.1133 per share	–	–	60,000	600	–	–	–	6,200	–	–	6,800

Common stock issued for cash at $0.125 per share	–	–	100,000	1,000	–	–	–	11,500	–	–	12,500

Issuance of stock options	–	–	–	–	–	–	–	14,420	–	–	14,420

Accrual for preferred stock dividend	–	–	–	–	–	–	–	(80,602)	–	–	(80,602)

Net loss for six months ended June 30, 2012	–	–	–	–	–	–	–	–	–	(239,898)	(239,898)

Balance, June 30, 2012	312,559	$3,126	46,251,377	$462,513	$–	$–	$(1,000)	$16,603,602	$(3,333,785)	$(15,183,836)	$(1,449,380)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From Inception of Development Stage On July 5, 1996 Through June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(239,898)	$(126,089)	$(15,212,937)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	6,800	(159,000)	1,277,356
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain)/loss on sale/disposal of assets	–	–	(136,698)
Compensation expense from stock options and warrants	14,420	–	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	–	–	1,912,883
Write-off bad debts	125	–	15,125
Debt forgiveness	–	–	(174,825)
Services contributed by officers	–	–	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	–	–	62,281
(Increase) decrease in other assets and prepaids	–	(130)	89,238
Increase (decrease) in accounts payable	(35,435)	59,263	428,575
Increase (decrease) in accrued liabilities	164,542	183,844	1,110,121

Net Cash Used by Operating Activities	(89,446)	(42,112)	(10,622,591)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	(587,801)
Capitalized software development costs	(88,223)	–	(257,943)
Proceeds from sale of intangible assets	–	–	647,773
Purchase of equipment	(980)	–	(980)
Acquisition/sale of patents and other intangibles	(24,807)	–	(52,381)
Acquisition/sale of stock, net	–	–	12,375

Net Cash Used by Investing Activities	$(114,010)	$–	$(238,957)

 The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended June 30,		From Inception of Development Stage On July 5, 1996 Through June 30,
	2012	2011	2012
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	84,500	37,500	7,697,201
Proceeds from loans	–	4,100	3,473,252
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	84,500	41,600	10,895,791

NET INCREASE (DECREASE) IN CASH	(118,956)	(512)	34,243

CASH AT BEGINNING OF PERIOD	177,873	1,071	24,674

CASH AT END OF PERIOD	$58,917	$559	$58,917

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$–	$–	$1,841

Non-Cash Transactions from Investing and Financing Activities:

Common stock returned to company to pay related party receivable	$16,100	$–

Common stock issued to pay accounts payable	$–	$6,729

Accrual for preferred stock dividends payable with preferred shares	$80,602	$204,938

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

    NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods ended June 30, 2012 and 2011, common stock equivalents related to the conversion of preferred rights have not been included in calculation of diluted earnings per share because they are anti-dilutive.

Following is a reconciliation of the income (loss) per share for the three months and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ending June 30,		Six Months Ending June 30,
	2012	2011	2012	2011
Numerator:

Income (loss) before extraordinary items	$(98,278)	$(153,472)	$(239,898)	$(126,089)
Income from extraordinary items, net of tax	–	–	–	–

Net income (loss)	$(98,278)	$(153,472)	$(239,898)	$(126,089)

Denominator:
Weighted-average common shares outstanding
Basic	45,977,421	45,071,640	45,846,899	45,004,237
Conversion of preferred rights	–	–	–	–
Diluted	45,977,421	45,071,640	45,846,899	45,004,237

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $279,343 and $191,120 of capitalized software development costs as of June 30, 2012 and December 31, 2011, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at June 30, 2012 and December 31, 2011. There has been no significant change in the unrecognized tax benefit through June 30, 2012.  The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through June 30, 2012, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $17.2 million as of June 30, 2012, and will expire in the years 2015 through 2029.

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

During the six months ended June 30, 2012 and 2011, the Company incurred costs of $3,354 and $5,987 respectively, for research and development of its technologies.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Fair Value of Financial Instruments

The FASB provides the framework for measuring fair value. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the accompanying balance sheets as of June 30, 2012 and December 31, 2011 for cash, fixed assets, intangibles and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2012 and December 31, 2011.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $98,278 during the three months ended June 30, 2012. The Company did not generate any revenue from product sales during the three months ended June 30, 2012 or June 30, 2011. As of June 30, 2012, the Company’s current and total liabilities exceeded its current assets by $1,782,509. As of June 30, 2012, the Company had $58,917 of cash available on hand. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2012. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of June 30, 2012 and December 31, 2011, there were 312,559 preferred shares issued and outstanding. As of June 30, 2012, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002. On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Preferred Stock Dividends

As of June 30, 2012, the Company had accrued and unpaid preferred stock dividends totaling $404,570 relating to dividends for the eighteen months ended June 30, 2012.

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

NOTE 5 – LITIGATION AND CONTINGENT LIABILITIES

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of June 30, 2012 and December 31, 2011. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8. The Company granted 160,000 stock options during the six months ended June 30, 2012.  The options vest immediately and have an exercise price of $0.10 per share. Of the options granted, 100,000 expire on September 22, 2012 and 60,000 expire on December 31, 2012. The Company recorded $14,420 of consulting expense during the six months ended June 30, 2012 in connection with issuing the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below:

Assumptions
Dividend Yield	0%
Weighted average volatility	476.77%
Risk-free interest rate	0.18%
Expected life (years)	0.33

The summary of option activity for the six months ended June 30, 2012 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Life (Years)

Balance as of December 31, 2011	–	$–	–
Granted	160,000	0.10	0.62
Expired	–	–	–
Cancelled	–	–	–

Balance as of June 30, 2012	160,000	$0.10	0.33

As of June 30, 2012, 160,000 options were exercisable. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 was $0.09. There were no options granted during the six months ended June 30, 2011. As of June 30, 2012, the intrinsic value of outstanding and vested stock options was $0.

Expected option lives and expected stock price volatility were based on historical data of the Company. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

NOTE 7 – COMMON STOCK

During the six months ended June 30, 2012, the Company sold 839,444 shares of restricted common stock with a weighted share price $0.10 per share for $84,500.

During the six months ended June 30, 2012, the Company issued 60,000 shares of restricted common stock valued at $6,800 or $0.1133 per common share to a consultant.

During the six months ended June 30, 2012, the Company received back 161,000 shares of restricted common stock from the son of the Company’s CEO as full repayment of a $16,100 receivable owed to the Company. The shares were subsequently cancelled by the Company.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the six months ended June 30, 2012 and 2011, the Company accrued $90,000 and $156,000, respectively as compensation for the services provided by these individuals to the Company. The Company paid $36,000 of the amount accrued during the six months ended June 30, 2012. No amounts were paid during the six months ended June 30, 2012.

The son of the Company's CEO provides product development services to the Company. During the six months ended June 30, 2012, the Company recorded $21,500 in Capitalized Software Development costs related to services provided by this individual. No similar amounts were incurred during the six months ended June 30, 2011.

During the six months ended June 30, 2012, the son of the Company’s CEO returned 161,000 restricted shares of the Company’s common stock as full satisfaction of a $16,100 receivable from the individual. The shares were valued at $0.10 per share in this transaction.

NOTE 9 – SUBSEQUENT EVENTS

Prior to filing this Form 10-Q as of and for the three months ended June 30, 2012, the Company filed on August 16, 2012 an amendment to its Annual Report on Form 10-K for the year ended December 31, 2011 to restate its financial statements as of and for the year ended December 31, 2011 and for the period from inception of development stage on July 5, 1996 to December 31, 2011.  In addition, on August 16, 2012 the Company filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to restate its financial statements as of and for the three months ended March 31, 2012 and for the period from inception of development stage on July 5, 1996 to March 31, 2012.  The restatements relate to management’s identification of an error related to the accounting for its uncertain tax positions and an error related to the classification of compensation paid to a related party for the year ended December 31, 2012 and the corresponding impact on the periods ended March 31, 2012.  See the Company’s amended filings for further detail regarding these restatements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ended June 30, 2012, has been obtained solely through the reduction, adjustment or termination of various debt obligations and does not reflect revenues to the company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations. The Company lacks sufficient working capital to service its debt and other obligations. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without additional cash flows.

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was highly successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift to mobile technology. Since then the Company has made substantial progress on its mobile application development and implementation.  In early 2012, the software programming for our consumer KleverShop™ application was completed. Our retailer and supplier KleverDash™ application has completed its database and backend programming and is nearly complete with its user graphical interface. We selected Wholesome Choice markets as our demonstration store, and not only have we completed the successful demonstration of our KleverShop™ application, but we have successfully registered our iPhone application with Apple. Programming for Android applications is well underway and should be completed next quarter. Based on the responses received at this store, we believe these two applications will find a high level of market acceptance as being new and revolutionary products. However, we again caution any investor that no guarantees are being made or implied, and they should carefully read the information in this report.

The next step forward for our Company is commercial operations. To this end, our user agreements, licenses and representations are being completed. We have ramped up our sales and marketing effort with the hiring of a Marketing Manager, who has refined our marketing plan to specifically target our message, develop our market penetration strategy, identify our tactical approach, and is now actively seeking operational clients for both KleverShop™ and KleverDash™.

Additionally, we are working with knowledgeable retail consultants to open doors to additional retailer contacts and assure that our message is on track with their needs. It is important to understand that as advanced as our KleverShop™ and KleverDash™ applications are, we are also a solutions company helping our retail and supplier clients develop and implement their mobile strategies.  Residing in the KleverKloud™, our KleverDash™ product allows retailers to establish and manage digital promotion campaigns with far greater accuracy and flexibility than they are now able to achieve. This product alone can revolutionize the way consumers, retailers and suppliers interact.  Our Sales and Marketing team launched a new website early in 2012 which highlights the features of our new products and our mobile management platform. We have invested in a new CRM system, which is now installed and our staff is fully trained. Several market outreach and data collection programs will take place next quarter. And we have also initiated discussions with a new hire who will become our Sales Manager and we plan to conclude these arrangements next quarter.

The KleverShop™ experience begins with the creation of the shopping list. Whether they are items scanned in at home or items identified using an electronic shopping list template or through a downloaded recipe, the consumer can easily build a shopping list. The Company believes that the Klever system will make building a shopping list efficient and fun for the consumer while simultaneously creating the first touch point for learning their preferences and needs. With the initial shopping list complete, consumers will no longer need to wade through an ocean of coupons looking for the few they want. Instead, the coupons they want and need will come to them automatically. Additionally, suppliers and retailers will have the opportunity to up sell their products and make a direct and targeted impression on the consumer which should significantly contribute to basket up lift. This business model not only will save the consumer valuable time, but the simplicity of this process which is a key differentiator for Klever Marketing, is expected to save the CPG companies and retailers time and money. Over time we anticipate that the term “coupon” will disappear from our vernacular as it is based on reference to a paper coupon, and instead product promotions and a new term for “digital redemptions” will take its place.

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

Beyond the initial product release, plans are being made to incorporate additional features and capabilities that promise to keep Klever Marketing in the vanguard of the shopping experience. Some of these include an intuitive and intelligent shopping list that learns what a consumer wants from their historic buying habits. Tell-a-Friend options that, through blogs and social networks such as Facebook, allows a consumer to share and receive recommendations and experiences. This form of viral marketing should prove to be an extremely valuable tool for CPG companies and grocery retailers to strengthen consumer loyalty and increase store sales. Also, integrating redemption and loyalty programs at checkout promises even more convenience for consumers in addition to generating tremendous savings.

Anticipated Business Development in the Next 12 Months

The next 12 months promise even more advances in the Company’s product implementation. Following Apple and Android certification (Apple we already have and Android is well on its way), the Company expects to launch its commercial operations first locally, then regionally and expand nationally with major retailer and supplier chains. The marketing and sales tools and resources we are putting in place will be utilized to accommodate a potentially rapid growth. Plans have also been made for the operational needs of our growing product base, which will require expanded server hardware and support network plus additional resources to serve our customers. Accomplishing this growth will require a significant capital infusion or partnership with another Company, and efforts in this direction are at the top of the Company’s priorities. While notable progress is being made, and the Company is optimistic about its future, we must caution the reader that Klever is still a development stage company, and no revenue contracts have yet been signed.  No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three months ended June 30, 2012, the Company had a net loss of $98,278 as compared to a net loss of $153,472 for the three months ended June 30, 2011.  General and administrative costs declined to $83,379 for the three months ended June 30, 2012 from $145,326 for the three months ended June 30, 2011. The decrease was primarily due to a $39,229 decrease in accounting fees coupled with a $33,000 decrease in consulting fees owed to management. Accounting fees were down due to timing. As a result of the Company being forced to re-audit its 2009 financial statements due to the audit firm associated with the 2009 audit being deregistered with the PCAOB, a significant portion of the Company’s accounting fees shifted from the first quarter of 2011 to the second quarter of 2011 while all of the accounting fees associated with the 2011 audit were incurred during the first quarter of 2012. Management salaries were down due to management electing to take reduced compensation to free up additional funding for product development and commercialization efforts. These increases were partially offset by an increase in consulting expenses of $8,811 for three months ended June 30, 2012 as compared to June 30, 2011.

The Company incurred $1,787 of research and development expenses during the quarter ended June 30, 2012 as compared to $2,070 for the quarter ended June 30, 2011.  The decrease in research and development expenses is primarily the result of the Company reaching technological feasibility with its mobile phone technology and capitalizing costs incurred to complete its development.

During the quarter ended June 30, 2012, interest expense increased to $12,300 from $6,076 for the quarter ended June 30, 2011 as a result of increased debt and due to certain proposed settlement agreements the Company has with certain creditors requiring interest to be accrued because the Company was unable to pay the obligation by the contractual deadline.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six months ended June 30, 2012, the Company had a net loss of $239,898 as compared to a net loss of $126,089 for the six months ended June 30, 2011.  The increase in net loss in 2012 was primarily due to the Company receiving a $177,000 refund during the six months ended June 30, 2011 due to the cancellation of agreements with an investment banking firm and an investment firm. General and administrative costs totaled $209,528 during the six months ended June 30, 2012 compared to $104,738 for the six months ended June 30, 2011.  Consulting fees for the six months ended June 30, 2012 increased by $207,512 primarily as a result of the cancellation of consulting agreements described above. These increases were partially offset by a $30,931 decrease in accounting fees, $26,171 decrease in legal and professional fees, $15,500 decrease in commissions, and a $66,000 decrease in consulting expenses for members of management. Accounting fees were down significantly in 2012 as compared to 2011 because the Company had to re-audit its 2009 financial statements. Legal fees were down due to the Company capitalizing costs in 2012 associated with obtaining patents and trademarks for the Company. Management salaries were down due to management electing to take reduced compensation to free up additional funding for product development and commercialization efforts.

The Company incurred $3,354 of research and development expenses during the six months ended June 30, 2012 as compared to $5,987 for the six months ended June 30, 2011.  The decrease in research and development expenses is primarily the result of the Company reaching technological feasibility with its mobile phone technology and capitalizing costs incurred to complete its development.

During the six months ended June 30, 2012, interest expense increased to $24,589 from $15,364 for the six months ended June 30, 2011 as a result of increased debt and due to proposed settlement agreements the Company has with certain creditors requiring interest to be accrued because the Company was unable to pay the obligation by the contractual deadline.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the six months ended June 30, 2012, the Company was able to sell 839,444 restricted shares of common stock for $84,500. During the six months ended June 30, 2012, the Company invested $88,223 in its capitalized software development, $24,807 in its patents and trademarks for its intellectual property, and $980 in computer equipment. Management believes that the Company will require additional funding and they are in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used by operating activities were $89,446 and $42,112 for the six months ended June 30, 2012 and 2011, respectively.  The increase in cash flows used in operating activities is primarily due to decreased profitability coupled with a larger decrease in accounts payable and a smaller increase in accrued liabilities partially offset by an increase in stock issued to consultants.

Cash flows used by investing activities totaled $114,010 for the six months ended June 30, 2012 as the Company incurred costs to develop its mobile phone technology and obtain patents and trademarks. Cash flows from investing activities were zero for the six months ended June 30, 2011 as the Company had not yet reached technological feasibility with its technology and all development costs were being expensed.

Cash flows generated from financing activities totaled $84,500 for the six months ended June 30, 2012 as compared to $41,600 for the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company sold 839,444 restricted shares of common stock to individuals for $84,500. During the six months ended June 30, 2011, the Company received proceeds from sales of common stock of $37,500 and proceeds from loans of $4,100.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2012, our disclosure controls and procedures continue to be ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2012 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

—	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do have a separate CEO and CFO, plus an Audit Committee to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation.
—	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.
—	We have not achieved the desired level of corporate governance with regard to our monitoring and ensuring compliance with key controls including tracking our authorized shares for preferred stock and ensuring that stock certificates were issued properly and in a timely manner to subscribers.
—	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.
—	We have not achieved the desired level of corporate governance with regard to identifying, measuring, and recording in a timely manner our uncertain tax positions. Because of our limited internal resources, lack of corporate governance and in-house financial expertise, we do not have the necessary process and procedures in place to track and account for our uncertain tax positions.
—	We have not achieved adequate controls surrounding identifying, disclosing, and accounting for all of our related party transactions.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, the Company sold 475,000 unregistered common shares to individuals resulting in the Company receiving proceeds of $50,000. These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the investors was an accredited investor as defined in Regulation D. Each investor represented that he, she, or it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Representatives of each investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the transaction.

The proceeds were used to help fund the Company’s operations including the ongoing development of the Company’s mobile phone technology.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)
3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)
3.03	Bylaws, as amended (2)
4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)
4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)
4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)
4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)
4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)
10.01	Separation Agreement between Paul G. Begum and the Registrant, dated January 8, 2001 (2)
10.02	Stock Incentive Plan, effective June 1, 1998 (2)
10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)
10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)
10.05	Asset purchase agreement dated August 27, 2004 (6)
10.06	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (7)
10.07	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________________

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

(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2002.

(5)  Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.

(6)  Incorporated herein by reference from Registrant’s Form 10QSB, dated November 19, 2004.

(7)  Incorporated herein by reference from Registrant’s Form 8-K, dated November 19, 2010.

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.

(Registrant)

DATE:   August 17, 2012

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

