Form 10-Q
period 2012-09-30
KLEVER MARKETING INC
filed 2012-11-19
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

5320 South 900 East, Suite 120 Salt Lake City, UT 84117-7250
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 14, 2012, there were 46,626,377 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Condensed Statements of Operations for the three months, nine months and from inception of Development Stage on July 5, 1996 through September 30, 2012	4

	Condensed Statement of Stockholders’ Deficit for the nine months ending September 30, 2012	5

	Condensed Statements of Cash Flows for the nine months and from inception of Development Stage on July 5, 1996 through September 30, 2012	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors and Uncertainties	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

 PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$11,063	$177,873

Total Current Assets	11,063	177,873

FIXED ASSETS
Capitalized software	291,343	191,120
Office equipment	2,084	–
Less accumulated depreciation	(222)	–

Total Fixed Assets	293,205	191,120

OTHER ASSETS
Intangibles, net	61,572	28,124

Total Other Assets	61,572	28,124

TOTAL ASSETS	$365,840	$397,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$538,036	$455,860
Accrued liabilities	967,466	836,889
Preferred stock dividends	422,258	323,968
Related party notes payable	3,000	–
Notes payable	15,000	15,000

Total Current Liabilities	1,945,760	1,631,717

Total Liabilities	1,945,760	1,631,717

Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 101,134 issued and outstanding at September 30, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $2,629,484.	1,011	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 76,651 issued and outstanding at September 30, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $1,303,067.	767	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 134,774 issued and outstanding at September 30, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $889,508.	1,348	1,348
Common stock (par value $0.01, 250,000,000 shares authorized, 46,251,377 and 45,512,933 shares issued and outstanding, at September 30, 2012 and December 31, 2011, respectively)	462,513	455,129
Treasury stock, 100,000 shares at September 30, 2012 and December 31, 2011	(1,000)	(1,000)
Due from related party, payable in common stock	–	(16,100)
Paid in capital in excess of par value	16,585,914	16,601,968
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,296,688)	(14,943,938)

Total Stockholders' Deficit	(1,579,920)	(1,234,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$365,840	$397,117

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of Development Stage On July 5, 1996 Through September 30,
	2012	2011	2012	2011	2012
REVENUES	$–	$–	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	–	–	163,306
General and administrative	98,229	202,943	307,757	484,681	12,137,237
Research and development	828	779	4,182	6,766	4,774,275

Total Expenses	99,057	203,722	311,939	491,447	17,074,818

OTHER INCOME (EXPENSE)

Other income	–	–	–	177,000	685,751
Interest income	–	–	–	–	19,152
Interest expense	(13,223)	(6,650)	(37,812)	(22,014)	(2,728,052)
Forgiveness of debt	–	–	–	–	466,953
Gain on sale of assets	–	623,234	–	623,234	650,181
Capital gain on sale of investments	–	–	–	–	191,492

Total Other Income (Expense)	(13,223)	616,584	(37,812)	778,220	(714,523)

NET INCOME (LOSS) BEFORE INCOME TAXES	(112,280)	412,862	(349,751)	286,773	(17,533,341)

INCOME TAXES	572	100	2,999	100	63,842

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(112,852)	412,762	(352,750)	286,673	(17,597,183)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–	–	2,271,394

NET INCOME (LOSS)	$(112,852)	$412,762	$(352,750)	$286,673	$(15,325,789)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01	$(0.01)	$0.01

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	46,251,377	45,085,704	45,890,225	45,027,106

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	46,251,377	61,872,886	45,890,225	61,767,427

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be	Related Party	Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2011	312,559	$3,126	45,512,933	$455,129	$–	$(16,100)	$(1,000)	$16,601,968	$(3,333,785)	$(14,943,938)	$(1,234,600)

Common stock returned and cancelled to satisfy related party receivable	–	–	(161,000)	(1,610)	–	16,100	–	(14,490)	–	–	–

Common stock issued for cash at $0.09 per share	–	–	194,444	1,944	–	–	–	15,556	–	–	17,500

Common stock issued for cash at $0.10 per share	–	–	545,000	5,450	–	–	–	49,050	–	–	54,500

Common stock issued for services at $0.1133 per share	–	–	60,000	600	–	–	–	6,200	–	–	6,800

Common stock issued for cash at $0.125 per share	–	–	100,000	1,000	–	–	–	11,500	–	–	12,500

Issuance of stock options	–	–	–	–	–	–	–	14,420	–	–	14,420

Accrual for preferred stock dividend	–	–	–	–	–	–	–	(98,290)	–	–	(98,290)

Net loss for nine months ended September 30, 2012	–	–	–	–	–	–	–	–	–	(352,750)	(352,750)

Balance, September 30, 2012	312,559	$3,126	46,251,377	$462,513	$–	$–	$(1,000)	$16,585,914	$(3,333,785)	$(15,296,688)	$(1,579,920)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception of Development Stage On July 5, 1996 Through September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(352,750)	$286,673	$(15,325,789)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	6,800	(142,899)	1,277,356
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain)/loss on sale/disposal of assets	–	(623,234)	(136,698)
Compensation expense from stock options and warrants	14,420	–	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	–	–	1,912,883
Write-off bad debts	222	–	15,222
Debt forgiveness	–	–	(174,825)
Services contributed by officers	–	–	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	–	–	62,281
(Increase) decrease in other assets and prepaids	–	35	89,238
Increase (decrease) in accounts payable	82,176	(48,856)	546,186
Increase (decrease) in accrued liabilities	130,577	190,897	1,076,156

Net Cash Used by Operating Activities	(118,555)	(337,384)	(10,651,700)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	(587,801)
Capitalized software development costs	(100,223)	(17,500)	(269,943)
Proceeds from sale of intangible assets	–	623,234	647,773
Purchase of equipment	(2,084)	–	(2,084)
Acquisition/sale of patents and other intangibles	(33,448)	–	(61,022)
Acquisition/sale of stock, net	–	–	12,375

Net Cash (Used by) Provided By Investing Activities	$(135,755)	$605,734	$(260,702)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30,		From Inception of Development Stage On July 5, 1996 Through September 30,
	2012	2011	2012
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	84,500	37,500	7,697,201
Proceeds from loans	3,000	(44,950)	3,476,252
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by (Used by) Financing Activities	87,500	(7,450)	10,898,791

NET (DECREASE) INCREASE IN CASH	(166,810)	260,900	(13,611)

CASH AT BEGINNING OF PERIOD	177,873	1,071	24,674

CASH AT END OF PERIOD	$11,063	$261,971	$11,063

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$2,263	$3,326

Income taxes	$–	$100	$1,841

Non-Cash Transactions from Investing and Financing Activities:

Common stock returned to company to pay related party receivable	$16,100	$–

Common stock issued for capitalized software development to related parties	$–	$13,900

Common stock issued to pay accounts payable	$–	$20,054

Common stock issued to for stock deposit	$–	$11,000

Accrual for preferred stock dividends payable with preferred shares	$98,290	$311,761

Preferred stock issued to pay preferred stock dividends	$–	$385,144

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods ended September 30, 2012 and 2011, common stock equivalents related to the conversion of preferred rights have not been included in calculation of diluted earnings per share because they are anti-dilutive.

Following is a reconciliation of the income (loss) per share for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2012	2011	2012	2011
Numerator:

Income (loss) before extraordinary items	$(112,852)	$412,762	$(352,750)	$286,673
Income from extraordinary items, net of tax	–	–	–	–

Net income (loss)	$(112,852)	$412,762	$(352,750)	$286,673

Denominator:
Weighted-average common shares outstanding
Basic	46,251,377	45,085,704	45,890,225	45,027,106
Conversion of preferred rights	–	16,787,182	–	16,740,321
Diluted	46,251,377	61,872,886	45,890,225	61,767,427

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$0.01	$(0.01)	$0.01
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$0.01	$(0.01)	$0.01

Diluted
Income (loss) before extraordinary items	$(0.00)	$0.01	$(0.01)	$0.00
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$0.01	$(0.01)	$0.00

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $291,343 and $191,120 of capitalized software development costs as of September 30, 2012 and December 31, 2011, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at September 30, 2012 and December 31, 2011. There has been no significant change in the unrecognized tax benefit through September 30, 2012.  The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through September 30, 2012, the Company has incurred net losses and, therefore, had no federal income tax liability.  To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued to its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17.5 million as of September 30, 2012, and will expire in the years 2015 through 2029.

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

During the nine months ended September 30, 2012 and 2011, the Company incurred costs of $4,182 and $6,766 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2012 and December 31, 2011 for cash, fixed assets, intangibles and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2012 and December 31, 2011.

NOTE 3 – RECLASSIFICATIONS

The Company has reclassed certain amounts on its prior year Statements of Operations to conform to the presentation provided in the Company’s 2011 amended 10-K.

NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $112,852 during the three months ended September 30, 2012. The Company did not generate any revenue from product sales during the three months ended September 30, 2012 or September 30, 2011.  As of September 30, 2012, the Company’s current and total liabilities exceeded its current assets by $1,934,697.  As of September 30, 2012, the Company had $11,063 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.    Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2012. However, management cannot make any assurances that such financing will be secured.

NOTE 5 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of September 30, 2012 and December 31, 2011, there were 312,559 preferred shares issued and outstanding for all classes.  As of September 30, 2012, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

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

Preferred Stock Dividends

As of September 30, 2012, the Company had accrued and unpaid preferred stock dividends totaling $422,258 relating to dividends for the twenty-one months ended September 30, 2012.

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

NOTE 6 – LITIGATION AND CONTINGENT LIABILITIES

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of September 30, 2012 and December 31, 2011. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  The Company granted 160,000 stock options during the nine months ended September 30, 2012. The options vest immediately and have an exercise price of $0.10 per share. Of the options granted, 100,000 expired on September 22, 2012 and the remaining 60,000 expire on December 31, 2012. The Company recorded $14,420 of consulting expense during the nine months ended September 30, 2012 in connection with issuing the options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below:

Assumptions
Dividend Yield	0%
Weighted average volatility	476.77%
Risk-free interest rate	0.18%
Expected life (years)	0.62

The summary of option activity for the nine months ended September 30, 2012 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Life (Years)

Balance as of December 31, 2011	–
Granted	160,000	$0.10	0.62
Expired	(100,000)	0.10	–
Cancelled	–	–	–

Balance as of September 30, 2012	60,000	0.10	0.62

As of September 30, 2012, 60,000 options were exercisable. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 was $0.09. There were no options granted during the nine months ended September 30, 2011. As of September 30, 2012, the intrinsic value of outstanding and vested stock options was $0.

Expected option lives and expected stock price volatility were based on historical data of the Company. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

NOTE 8 – COMMON STOCK

During the nine months ended September 30, 2012, the Company sold 839,444 shares of restricted common stock with a weighted share price $0.10 per share for $84,500.

During the nine months ended September 30, 2012, the Company issued 60,000 shares of restricted common stock valued at $6,800 or $0.1133 per common share to a consultant.

During the nine months ended September 30, 2012, the Company received back 161,000 shares of restricted common stock from the son of the Company’s CEO as full repayment of a $16,100 receivable owed to the Company. The shares were subsequently cancelled by the Company.

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

During the nine months ended September 30, 2011, the Company issued 50,000 shares to a third party to settle outstanding accounts payable obligations for services provided.

During the nine months ended September 30, 2011, the Company cancelled its agreement with a private investor. Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash. The Company recorded a credit to operations of $15,500 in connection with the cancellation and retired the shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the nine months ended September 30, 2012 and 2011, the Company incurred $135,000 and $231,000, respectively as compensation for the services provided by these individuals to the Company.  The Company paid $37,500 of the amount accrued during the nine months ended September 30, 2012 and $27,000 was paid during the nine months ended September 30, 2011.

The son of the Company's CEO provided certain product development services to the Company. During the nine months ended September 30, 2012, the Company recorded $21,500 in Capitalized Software Development costs related to services provided by this individual. During the nine months ended September 30, 2011, the Company issued 300,000 common shares valued at $30,000 to this individual for services rendered.

During the nine months ended September 30, 2012, the son of the Company’s CEO returned 161,000 restricted shares of the Company’s common stock as full satisfaction of a $16,100 receivable from the individual. The shares were valued at $0.10 per share in this transaction.

NOTE 10 – SUBSEQUENT EVENTS

In October 2012, the Company sold 375,000 shares of common stock and 125,000 options to purchase common shares of the Company’s stock resulting in the Company receiving cash proceeds of $37,500.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ended September 30, 2012, has been obtained solely through the reduction, adjustment or termination of various debt obligations or the sale of assets and does not reflect operating revenues to the Company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt and asset sales. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was highly successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of our consumer KleverShop® application has been completed and is ready for in-store demonstration. Our retailer and supplier KleverDash® application has completed its database and backend programming and is nearly complete with its user graphical interface. We have selected Wholesome Choice markets as our demonstration store, and we completed our initial in store focus group panel during the second quarter of 2012.

Progress During the Three Months Ended September 30, 2012

A number of product advancements were achieved during the third quarter. Both the iPhone and Android versions of KleverShop® have been approved by Apple and Google, and both are now registered. We have continued to make advancements in these two applications to increase consumer and retailer usability. We have further modified our Android version of KleverShop to accommodate the needs of our demonstration store and are about to return to the store to demonstrate these new capabilities.

Our KleverDash® retailer application, which is used by retailers to manage their promotional campaigns on line and make on the spot adjustments to these campaigns, underwent a next generation dashboard redesign with upgraded screens, much improved usability and greater user flexibility on retrieving coupon statistics and making changes on the fly. The statistical database and dashboard views are now more creative and appealing for decision making.

Our patented Chime-Time Award Program®, which was previously developed for our in-store, cart mounted devices, has now been integrated into our mobile application, and is a feature that continues to attract the attention of our retail customers. Registered trademarks for our KleverShop® and KleverDash® products were received this quarter, along with a wraparound patent for in-store advertising on electronic devices, which will continue to protect our in-store technology advancements. We will be demonstrating our KleverShop® product at the National Retail Federation Conference in New York in January and are working with a large hardware manufacturer on a joint presentation of our combined capabilities. This is a large show and a significant step into the public arena for Klever Marketing.

Looking ahead towards commercial operations, we have ramped up our sales and marketing efforts with the hiring of a Business Development and Strategy Director, who will be accelerating our sales approach with our retail and supplier clients.

Anticipated Business Development in the Next 12 Months

The next 12 months promise even more advances in the Company’s product implementation. Following the latest upgrades to our KleverShop and KleverDash products, along with expansion of our KleverKloud knowledge database, the Company expects to complete its demonstration at Wholesome Choice Markets and launch its commercial operations first locally, then regionally and expanding nationally with major retailer and supplier chains. We will also be advancing our automated check-out capabilities to improve this aspect of the couponing process.

The marketing and sales tools and resources we are putting in place will be utilized to accommodate our potentially rapid growth. Plans have also been made for the operational needs of our growing product base, which will require expanded server hardware and support network plus additional resources to serve our customers. Accomplishing this growth will require a significant capital infusion or partnership with another Company, and efforts in this direction are at the top of the Company’s priorities. While notable progress is being made, and the Company is optimistic about its future, we must caution the reader that Klever is still a development stage company, and no revenue contracts have yet been signed.  No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three months ended September 30, 2012, the Company had a net loss of ($112,852) as compared to net income of $412,762 for the three months ended September 30, 2011.  General and administrative costs decreased to $98,229 for the three months ended September 30, 2012 from $202,943 for the three months ended September 30, 2011. For the three months ended September 30, 2012, accounting fees increased by $25,801 to $29,233 from $3,432 for the three months ended September 30, 2011. In addition, SEC filing fees increased by $3,367 from $1,909 for the three months ended September 30, 2011 to $5,276 for the three months ended September 30, 2012. The increases were primarily due to higher accounting and audit fees resulting from the Company’s restatement of its December 31, 2011 10-K and March 31, 2012 10-Q as well as fees associated with providing financial analyses to support management’s ongoing fund raising and business strategy activities. The increases were offset by the Company paying commissions totaling $133,703 primarily as a result of the sale of certain non-core IP addresses described below.

During the quarter ended September 30, 2012, interest expense increased to $13,223 from $6,650 for the quarter ended September 30, 2011 as a result of increased debt and due to certain proposed settlement agreements the Company has with certain creditors requiring interest to be accrued because the Company was unable to pay the obligation by the contractual deadline.

The Company had a gain on sale of certain non-core IP addresses during the quarter ended September 30, 2011 of $623,234. The Company did not have any asset sales take place during the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, the Company had a net loss of ($352,750) as compared to net income of $286,673 for the nine months ended September 30, 2011.  The increase in net loss in 2012 was primarily due to the Company receiving a $177,000 refund during the nine months ended September 30, 2011 due to the cancellation of agreements with an investment banking firm and an investment firm coupled with the Company generating a $623,234 gain on selling certain non-core IP addresses during the nine months ended September 30, 2011. General and administrative costs totaled $307,757 during the nine months ended September 30, 2012 compared to $484,681 for the nine months ended September 30, 2011.  Consulting fees for the nine months ended September 30, 2012 increased by $45,296 and travel fees increased by $5,684 as compared to similar costs for the nine months ended September 30, 2011 primarily as a result of increased consulting efforts to assist the Company with commercializing its technology and additional travel costs associated with developing the Company’s technology. These increases were partially offset by a $132,703 decrease in commission expense from the prior year resulting primarily from the sale of certain non-core IP addresses coupled with a $5,129 decrease in accounting fees, $29,062 decrease in legal and professional fees, and a $76,770 decrease in consulting expenses for members of management.

Accounting fees were down in 2012 as compared to 2011 because the Company had to re-audit its 2009 financial statements partially offset by accounting fees incurred with the restatement of the Company’s December 31, 2011 10-K and March 31, 2012 10-Q that were incurred during the nine months ending September 30,2012. Legal fees were down due to the Company capitalizing costs in 2012 associated with obtaining patents and trademarks for the Company. Management salaries were down due to management electing to take reduced compensation to free up additional funding for product development and commercialization efforts.

The Company incurred $4,182 of research and development expenses during the nine months ended September 30, 2012 as compared to $6,766 for the nine months ended September 30, 2011.  The decrease in research and development expenses is primarily the result of the Company reaching technological feasibility with its mobile phone technology and capitalizing costs incurred to complete its development.

During the nine months ended September 30, 2012, interest expense increased to $37,812 from $22,014 for the nine months ended September 30, 2011 as a result of increased debt and due to proposed settlement agreements the Company has with certain creditors requiring interest to be accrued because the Company was unable to pay the obligation by the contractual deadline.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the nine months ended September 30, 2012, the Company was able to sell 839,444 restricted shares of common stock for $84,500. During the nine months ended September 30, 2012, the Company invested $100,223 in its capitalized software development, $33,448 in its patents and trademarks for its intellectual property, and $2,084 in computer equipment. Management believes that the Company will require additional funding and they are in the process of looking for additional investors.  Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations.  From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used by operating activities were $118,555 and $337,384 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in cash flows used in operating activities is primarily due to increased stock issued for services, increased compensation expense associated with the issuance of stock options, and increases in accounts payable and accrued liabilities coupled with increases in cash flows used by operating activities in the prior year related to the gain on sale of the IP addresses, the return of stock associated with cancelling an agreement with an investment banking firm, and decreases in accounts payable.

Cash flows used by investing activities totaled $135,755 for the nine months ended September 30, 2012 as the Company incurred costs to develop its mobile phone technology and obtain related patents and trademarks. Cash flows provided by investing activities totaled $605,734 for the nine months ended September 30, 2011 primarily due to the Company receiving cash proceeds of $623,234 from the sale of certain non-core IP addresses partially offset by costs to develop its mobile phone technology.

Cash flows generated from financing activities totaled $87,500 for the nine months ended September 30, 2012 as compared to ($7,450) for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, the Company sold 839,444 restricted shares of common stock to individuals for $84,500 and received $3,000 from related party loans. During the nine months ended September 30, 2011, the Company received proceeds from sales of common stock of $37,500 and repaid related party loans of ($44,950).

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2012, our disclosure controls and procedures continue to be ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of September 30, 2012 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

DATE:   November 19, 2012

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

