Form 10-K
period 2012-12-31
KLEVER MARKETING INC
filed 2013-04-15
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  _________

Commission file number: 0-18834

Klever Marketing, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3688583
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5320 South 900 East Suite 120 Salt Lake City, UT	84117-7250
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.04 as quoted on the OTCBB, on December 31, 2012, is $1,073,115. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 26,827,885.

As of April 11, 2013, there were 49,093,124 common shares issued and outstanding.

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Our ability to raise sufficient capital to fund the development of our technology and continue to fund operating expenses;

•	Our ability to get our technology to work in accordance with our technical specifications;

•	Our ability to attract customers to our products once they are developed;

•	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the

•	Company effectively.

•	Actions or inactions of third-party contractors and vendors;

•	Our ability to successfully patent and protect our intellectual property.

•	The potential that our competitors will get their products to market ahead of us.

•	General economic conditions.

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

ii

PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

General

Klever Marketing, Inc. was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit.  The Company has successfully conducted two in-store demonstrations of its technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Program.  Subsequently, in 2010, the Company shifted its business model to mobile technology and has aggressively developed new applications using this technology, which it expects to market and release in the near future. The Company is currently testing its mobile technology in a pilot store in Anaheim, California.

History

The Company, which began as a part of Information Resources, Inc. (“IRI”) in 1987, was incorporated as a subsidiary of IRI under the laws of the State of Delaware on December 8, 1989, and was fully distributed to the stockholders of IRI in a spinoff on October 31, 1990.  At the time of the spinoff, a portion of the business and assets of the Company included a software operation in Australia, which was sold in March, 1993 called VideOCart, Inc.. VideOCart, Inc. filed petitions for relief under Chapter 11 bankruptcy in December 1993.  The Company was inactive until July 5, 1996 when the Company merged with Klever Kart, Inc. in a reverse merger and changed its name to Klever Marketing, Inc.  During the period from July 5, 1996 to December 31, 2012, the Company was in a development stage, except for an approximate 2-month period in 2000 when the Company generated revenue from installations of their Klever-Kart system in stores.

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

During 2009, The Company made a number of significant structural changes, followed by a successful rollout and demonstration of an updated Giving Cart™ product with improved location technology, coupon delivery and product selection data collection – all accompanied by continued strengthening of its patent portfolio.  The prior board of directors resigned at the end of 2008 and a new, revitalized board of directors was installed in January, 2009 with plans to develop a technically improved, significantly lower cost wireless shopping cart unit for installation with a major retailer chain.  This upgraded unit was designated the Giving Cart™ with its Retailer Chime Time ™ Rewards Program.     The Company’s founder, Paul G. Begum, was reinstated as Chairman of the Board and is the current operating CEO.  Under the returning Chairman’s guidance, the Company was able to focus its resources on new technology developments. Financing was obtained for an updated wireless portable shopping cart unit taking advantage of improved technologies available since the last product release.  This unit was produced at a significantly lower cost with significant software improvements that allow for rapid and efficient data updates to improve the effectiveness of advertising.

The Company achieved a rapid 6-month product development, and a pilot store was installed in August, 2009 followed by a successful 3-month product demonstration at The Market in Park City, Utah.

To continue to protect the Company’s patent rights, our patent attorneys filed and obtained additional trademarks, including comprehensive new “wrap around” patents.

2012 Mobile Application Development and Implementation

The Company accomplished its goals for 2012. The Alpha release for our KleverShop® application was completed in February 2012. By April we acquired a full product database and API from Google, which allowed us to reach our Beta release in early May 2012. Following test operations, we applied for KleverShop® application approval with Apple which was granted.

As soon as the KleverShop® application completed Beta testing, our focus shifted to Android development and approval. Android development took longer than anticipated while a number of technical solutions were added and ease of use enhancements were made. Android approval was received in November with improvements that were coordinated into the Apple version.

During the summer months, the Company selected its demonstration market partner, Wholesome Choice in Anaheim, CA. This market turned out to be very beneficial to the Company as a platform for testing KleverShop® with our sample customer base. We integrated the Wholesome Choice product database with the Google product database, and were then able to offer promotions on any product, allow scanning of any product, and redemption coupons at store checkout. The current technology uses the store’s portable scanners at checkout which read our KleverShop® codes. While this process works effectively, our next step is to process these transactions through KleverKloud™ providing opportunities for greater personal contact between the checker and customer.

Our KleverDash™ retailer/supplier promotion management dashboard finished its phase 1 programming in June 2012 and has been tested in our demonstration market. It provides real-time management of promotional campaigns and redemptions, either adding or changing the promotion as redemption trends are received or as available budget limits are reached.

On top of all this, we also finished and tested our Chime-Time Awards™ program where shoppers are able to earn points for shopping at a particular market, receive randomly selected merchandise coupon awards while shopping in the store and participate in additional in-store promotions while shopping.

Important to the strengthening of our Company's assets was the progress made on securing patents and trademarks this year. Klever has been a leader in developing new technologies in digitized marketing, and it has been a critical objective for our Company to obtain patents to protect the unique product developments we have made. KleverShop® and KleverBank® are now registered trademarks, and KleverDash™ and KleverKloud™ have met the basic requirements and are now published trademarks. The Company continues to maintain patents on its points bank for coupon redemption, its method for influencing consumers to purchase CPG products, and its system for incentivizing shoppers using points rewards.

Anticipated Business Development in the Next 12 Months

During 2013, the Company intends to move forward along several paths. We will continue to strengthen our balance sheet, and reduce our outstanding debt and seek additional capital investment. Additionally, we will be working with an investment relations company to strengthen public awareness of our Company's investment potential.. We will strengthen our KleverShop® and KleverDash™ systems to improve the consumer experience and ability of suppliers to manage their promotional programs. We are looking to expand into a regional super market chain of moderate size to test the multi-store usability of our software systems, and by late fall we are targeting to land a major supermarket chain. By that time we expect to have promotional relationships with numerous product suppliers. We will begin heavily promoting our KleverBank® system for promotions management and consumer redemption, which, if successful, should place our Company in an advantageous position. We, of course aren't the only Company developing digital solutions for coupon management. There are several applications on the market now; but in our opinion these have limited capability. We expect to differentiate ourselves by being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward to an exciting future. However, we must caution the reader that Klever Marketing is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

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

Our independent accountant’s report to our audited consolidated financial statements for the year ended December 31, 2012, indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

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

The most likely source of future funds presently available to us is through the additional sale of private equity capital or through a convertible debt instrument. Any sale of share capital will result in dilution to existing shareholders.

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

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years.  The information below was provided from Google’s financial website and reflects the highest and lowest closing prices during each quarter.

2012:	High	Low
First Quarter	$0.21	$0.02
Second Quarter	$0.16	$0.09
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.08	$0.02

2011:	High	Low
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.01

The number of shareholders of record of the Company's common stock as of December 31, 2012 was approximately 902.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future.  It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On February 22, 2011, the Company issued 250,000 shares of common stock at $0.15 per share to an investor resulting in cash proceeds to the Company of $37,500.

On March 12, 2012, the Company sold 170,000 shares of common stock at $0.10 per share to an investor resulting in cash proceeds to the Company of $17,000.

On March 12, 2012, the Company sold 194,444 shares of common stock at $0.09 per share to an investor resulting in cash proceeds to the Company of $17,500.

On April 18, 2012, the Company sold 125,000 shares of common stock at $0.10 per share to an investor resulting in cash proceeds to the Company of $12,500.

On May 22, 2012, the Company sold 250,000 shares of common stock at $0.10 per share to an investor resulting in cash proceeds to the Company of $25,000.

On June 13, 2012, the Company sold 100,000 shares of common stock at $0.125 per share to an investor resulting in cash proceeds to the Company of $12,500.

On November 1, 2012, the Company sold 250,000 shares of common stock at $0.10 per share to two investors resulting in cash proceeds to the Company of $25,000.

On November 1, 2012, the Company sold 125,000 shares of common stock at $0.10 per share to an investor resulting in cash proceeds to the Company of $12,500. The Company also granted to the investor 125,000 stock options in connection with the issuance. The options vest immediately, have an exercise price of $0.06, and expire on March 31, 2013.

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

Beneficial Ownership Compliance Reporting

The Company is aware of the following share and option transactions for the reporting period ending December 31, 2012 for which neither Form 4 nor Form 5 were filed.

Name	Officer or Board Member	Number of Shares	Share Price	Option Price	Total Cost	Date	No. of Years
Chris Marrochi (f)	No	25,000		$0.10	$1,135	1/31/2012
Anthony Begum (d) (e)	No	(161,000)	$0.10		($16,100)	2/27/2012
King Udall (c)	No	170,000	$0.10		$17,000	3/12/2012
Gale Leetzow Intervious Trust (c)	No	194,444	$0.09		$17,500	3/12/2012
Mike Mokhture (f)	No	100,000		$0.10	$9,246	3/22/2012
Chris Marrochi (f) No 35,000 $0.10 $4,039 4/2/2012	No	35,000		$0.10	$4,039	4/2/2012
Paul Ashton (c)	No	125,000	$0.10		$12,500	4/18/2012
Daron Johnson (a)	No	60,000	$0.1133		$6,800	5/8/2012
Mohammad Alsuliman (c)	No	250,000	$0.10		$25,000	5/22/2012
John Berra (c)	No	100,000	$0.125		$12,500	6/13/2012
William Christopher Zapata (c)	No	125,000	$0.10		$12,500	11/1/2012
IPV4 Market Group (c)	No	125,000	$0.10		$12,500	11/1/2012
Mohammad Alsuliman (c)	No	125,000	$0.094		$11,750	11/1/2012
Mohammad Alsuliman (g)	No	125,000	$0.006	$0.06	$750	11/1/2012	0.41

(a) Stock issued in lieu of expense

(b) Stock issued in lieu of debt

(c) Stock issued for cash

(d) Stock subsequently returned

(e) Stock subsequently cancelled

(f) Option issued for services

(g) Option issued for cash

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

For the year ended December 31, 2012, the Company incurred a net operating loss of $450,571. To date the Company has not had any revenues from operations. For the year ended December 31, 2011, the Company’s primary source of funding came through the sale of certain non-core intangible assets.

The Company is dependent on obtaining additional capital or an operations partner in order to complete its mobile technology deployment and makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues. During the past year, the Company has relied exclusively upon interim capital financing for its continuation.

Results of Operations - For the year ended December 31, 2012, the Company generated a net loss of $450,571 as compared to net income of $179,540 for the year ended December 31, 2011.  The 2012 net loss is primarily the result of expenditures on development of the Company’s mobile applications and ongoing administrative expenses.   The Company remains in the product development stage and generated no revenue in 2012 or 2011.  During 2012, the Company’s expenditures were directed at developing software for its mobile phone applications. During the summer of 2012, the Company completed a successful test of its KleverShop® application.

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that were noncore to the Company’s business and were fully amortized.  The sale closed during September 2011 and the Company received proceeds of $623,234 after paying commissions associated with the sale.  Management used the proceeds to fund development costs associated with its mobile technology and to cover ongoing operating expenses.

General and administrative expenses for the year ended December 31, 2012 decreased by $199,026 or 33.9% to $388,042 from $587,068 for the year ended December 31, 2011.   The primary reason for the overall decrease in general and administrative expenses is due to decreased management compensation of $182,502. Management compensation decreased to $180,000 in 2012 from $362,502 in 2011 as a result of decreased accruals for management compensation during the year ended December 31, 2012 coupled with the Company’s CEO receiving $131,203 in 2011 as compensation for work done in connection with the Company’s sale of its IP addresses described above. Only $37,500 of the compensation accrued during the year was paid. During the year ended December 31, 2012, the Company had decreases in legal fees, accounting fees and outside services of $7,603, $6,578, and $39,442 respectively. Legal and accounting costs were higher in 2011 due to the Company having to re-audit its 2009 financial statements as a result of their former auditor being sanctioned and deregistered by the PCAOB. Outside services decreased due to the Company eliminating certain consultants who were no longer needed to facilitate the development of the Company’s products. These increases were offset by higher costs for travel and SEC filing fees of $6,020 and $7,564, respectively. Travel costs were higher because of increased costs to attend out of town meetings with development consultants as well as other potential strategic partners. SEC filing fees were higher due primarily due to the Company restating its December 31, 2011 10-K and its March 31, 2012 10-Q.

During the year ended December 31, 2012 research and development costs decreased by 71.1% from $27,063 in 2011 to $7,833 in 2012.  During 2012, the Company incurred less costs to develop its technology than it did in 2011; however, the decrease in R&D expenses was due primarily to the Company obtaining technological feasibility with its mobile software development and capitalizing $100,223 as compared to $104,720 of development costs for the year ended December 31, 2011.

Other income (expense) decreased to ($48,368) in 2012 from $823,672 in 2011 representing a decrease of $872,040.  In 2012, other income (expense) consisted of interest expense. During 2011, the Company generated $623,234 of proceeds from selling certain IP addresses that were noncore to the Company’s business and were fully amortized.   The Company did not sell any assets during 2012.  In addition, during 2011 the Company recorded a $177,000 due to gain the cancellation of certain agreements with a private investor and an investment banking firm which resulted in the Company receiving $9,000 in cash plus the return of 1,150,000 shares of common stock. The Company recorded $67,566 of forgiveness of debt income in connection with the Company entering into settlement agreements with one of its creditors and due to one creditor agreeing to waive all of its finance charges during 2011.

Income tax expense decreased to $6,328 for the year ended December 31, 2012 compared to $30,001 for the year ended December 31, 2011 primarily due to management recording a liability of $29,101 during the fourth quarter of 2011 relating to the Company’s uncertain tax positions. Approximately $5,328 of the 2012 income tax expense related to interest and penalties are being accrued but not paid in connection with the Company’s uncertain tax positions.

Liquidity and Capital Resources – The Company has not received, recorded, or consolidated revenue from ongoing operations and has relied on equity transactions, loans, and proceeds from selling non-core assets to fund development of its business plan and the costs of ongoing operations.  Management intends to raise additional funds through selling private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.

Cash used by operating activities – Cash used for operating activities totaled $168,364 for 2012 compared with $306,688 for 2011, a decrease of $138,324.  The decrease in 2012 for cash used by operating activities was primarily due to a decrease in net income of $630,111 from net income of $179,540 in 2011 to a net loss of $450,571 for 2012.  Non-cash expenses relating to shares issued for services and stock option compensation totaling $21,220 in 2012 compared to $28,986 in 2011;. During 2011 stock returned for services not rendered and gain on sale of assets totaled $175,100 and $623,234 compared to $0 for both categories in 2012.. The Company obtained debt forgiveness of $0 in 2012 compared to $67,566 in 2011 as a result of negotiating reductions in amounts owed with certain creditors.  Accounts payable increased by $69,729 in 2012 compared to an increase of $30,110 for 2011.   Accrued liabilities increased by $187,888 in 2012 as compared to an increase of $320,541 for 2011.  The increase in 2012 is primarily due to increased accruals for officer compensation, uncertain tax positions and interest.   At December 31, 2012, the Company had accrued $413,250 for officer compensation.  During 2012, a company controlled by the CEO was paid $27,000 in compensation for services provided to the Company.  During 2011, a company controlled by the CEO was paid $6,750 for salary and $131,203 in other compensation for services provided in connection with the Company’s sale of its IP addresses described above.

During 2010, the Company entered into settlement agreements with certain creditors.  Pursuant to the terms of the agreements, the Company had to pay off the amounts owed in the settlement agreements by March 2011.  If the payments were not made, the Company had to accrue interest on the total outstanding obligation owed.  The Company was not able to meet the scheduled payments in accordance with the settlement agreements.  As a result at December 31, 2012, the Company had accrued interest of $133,635 compared to $94,475 as of December 31, 2011, an increase of $39,160.

Cash provided (used) by investing activities – During the year ended December 31, 2012, the Company used cash for investing activities of ($139,904) compared to cash provided by investing activities of $490,940 for the year ended December 31, 2011.  In 2012, the Company spent $2,084 on equipment purchases, invested $100,223 in capitalized software development costs, and spent $37,597 on developing patents and trademarks for its intellectual property. In 2011, the Company received $623,234 from the sale of the IP addresses partially offset by capitalized software development costs of $104,720 and costs spent obtaining patents and trademarks on its intellectual property of $27,574.

Cash (used) provided by financing activities – Cash provided by financing activities for 2012 totaled $133,450 compared to cash used by financing activities of ($7,450) for 2011.  During 2012, the Company received proceeds from the sale of its common stock of $122,000 and received $11,450 of proceeds from officer loans. During 2011, the Company received proceeds from selling common stock of $37,500 and repaid loans from its officers totaling $44,950.

As of December 31, 2012, our cash position was $3,055, compared with $177,873 as of December 31, 2011.  We anticipate continuing development and marketing expenses in future periods as the Company further develops and begins testing its technologies.  We anticipate hiring additional employees for this development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosures.

On February 25, 2013, the Company filed an 8-K announcing the appointment of the new auditors, HJ & Associates, LLC.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2012, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation.
•	We do not have a functional audit committee.
•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.
•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.
•	We have not achieved the desired level of corporate governance with regard to identifying, measuring, and recording in a timely manner our uncertain tax positions. Because of our limited internal resources, lack of corporate governance and in-house financial expertise, we do not have the necessary process and procedures in place to track and account for our uncertain tax positions.
•	We have not achieved adequate controls surrounding identifying, disclosing and accounting for all of our related party transactions. In particular, we are not in compliance with all required provisions of Item 404 of Sarbanes-Oxley.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to add any additional members to its Audit Committee due its limited financial resources. When the Company obtains sufficient funding, Management intends to add additional members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses.   The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	72	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	70	COO and CFO	Future shareholder meeting

Jerry P. Wright	60	Director	Future shareholder meeting

Paul G. Begum, Founder, age 72 returned to the Board of Directors in February, 2007.  Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical productions. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell age 70 retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world.  He has been responsible for the design and implementation of major software developments and installations.  He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia.  He has broad experience in both managing day-to-day project operations and a portfolio of programs.  Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright age 60 is the CEO and President of United Potato Growers of America with a broad experience in the food production, packaged goods manufacturing and retail sales industries.  Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with.  Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations.  His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing.  Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2012, the Company did not have a functioning Audit and Compliance Committee.  The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

Audit Committee Financial Expert

The Company's board of directors needs to have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The individual needs to be capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert and meet the experience requirements specified in the SEC's definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid for the years ended December 31, 2012 and 2011.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
Name and Principal Position	Year Ended Dec 31,	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Underlying Options /SAR’s	LTIP	All Other Compensation

Paul G. Begum Chairman/CEO	2012	$27,000	$0	$0	$0	$0	$0	$0

	2011	$6,750	$0	$0	$0	$0	$0	$131,203

Robert Campbell COO	2012	$0	$0	$0	$0	$0	$0	$0

	2011	$0	$0	$0	$0	$0	$0	$0

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2012, to the chief executive officer, chief financial officer, and directors of the Company.  As shown, no grants of options took place and no options are outstanding as of December 31, 2012.

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

ITEM 12.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or was known by the Company to own beneficially shares of stock that have more than 5% of the 67,012,496 (46,626,377 common plus 20,386,119 preferred)  votes as of December 31, 2012.  The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directos and Executive Officers

Paul G. Begum (through PSF Inc.)	Direct	10,450,230
30251 Golden Latern	Preferred	20,386,119
Suite E, PMB 411	Options/Warrants	–
Laguna Niquel, CA 92677	Total	30,836,349	46.01%

Robert A. Campbell	Direct	4,741,000
991 Rippey Sreet	Preferred	–
El Cajon, CA 92020	Options/Warrants	–
	Total	4,741,000	7.07%

Terry Warner	Direct	4,607,262
(through Mahalo, LLC and Zedeka, LLC)	Preferred	–
	Options/Warrants	–
	Total	4,607,262	6.87%

Total		38,165,968	59.95%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director and Officer Loans to the Company

Loans were made to the Company during 2012 by two officers in the following amounts:

From	Principal Balance as of 12/31/2011	Borrowings	Repayments	Principal Balance as of 12/31/2012

Paul G. Begum (through PSF Inc.)	$–	$–	$–	$–

Paul G. Begum (through Tree of Stars, Inc)	–	3,000	–	3,000

Robert A. Campbell	–	8,450	–	8,450

Total	$–	$11,450	$–	$11,450

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The following is a summary of the fees paid by the Company to Haynie & Company for professional services rendered for the years ended December 31, 2012 and 2011, respectively.

Service	2012	2011
Audit Fees	$20,689	$20,245
Audit-Related Fees	–	–
Tax Fees	1,000	930
Total	$21,689	$21,175

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

In February 2013, the Company appointed HJ & Associates as its successor auditors to replace Haynie & Company.

The following is a summary of the fees paid by the Company to HJ & Associates, LLC for professional services rendered for the years ended December 31, 2012 and 2011, respectively.

Service	2012	2011
Audit Fees	$5,000	$–
Audit-Related Fees	–	–
Total	$5,000	$–

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors may pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically evaluate the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

The Board of Directors pre-approved 100% of the Company’s 2012 and 2011 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 10-K

(a)  The following documents are filed as part of this report.

1.  Financial Statements

Page

Reports of Independent Registered Public Accountants	F-3

Balance Sheets
December 31, 2012 and 2011	F-5

Statements of Operations
For the Years Ended December 31, 2012 and 2011 and for the Cumulative Period from July 5, 1996 (inception of development stage) to December 31, 2012	F-6

Statement of Stockholders’ Equity
From July 5, 1996 (inception of development stage) to December 31, 2012	F-7

Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and for the Cumulative Period from July 5, 1996 (inception of development stage) to December 31, 2012	F-17

Notes to the Financial Statements	F-19

2.     Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)

3.03	Bylaws, as amended (2)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)

4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)

10.01	Separation Agreement between Paul G. Begum and the Registrant, dated January 8, 2001 (2)

10.02	Stock Incentive Plan, effective June 1, 1998 (2)

10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)

10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)

10.05	Asset purchase agreement dated August 27, 2004 (6)

10.06	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (7)

10.07	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (7)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

KLEVER MARKETING, INC.

Dated: April 15, 2013	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April 2013.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO
Robert A. Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC.

(A Development Stage Company)

Financial Statements

As of December 31, 2012 and 2011

and for the Years Ended December 31, 2012 and 2011 and for the Period from Inception July 5, 1996 to December 31, 2012

F-1

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Klever Marketing, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Klever Marketing, Inc. (a Development Stage Company) as of December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a Development Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 4 to the financial statements, the Company does not generate significant revenue and has negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result in the outcome of this uncertainty.

We were not engaged to audit, and we did not audit, the related statements of operations, stockholders’ equity (deficit) and cash flows from inception (July 5, 1996) through December 31, 2012, and accordingly, we express no opinion or any other form of assurance on them.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors

Klever Marketing, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Klever Marketing, Inc. (a Development Stage Company) as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (a Development Stage Company) as of December 31, 2011, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

	December 31,
	2012	2011
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$3,055	$177,873

Total Current Assets	3,055	177,873

FIXED ASSETS
Capitalized software development and licenses	291,343	191,120
Office Equipment	2,084	–
Less accumulated depreciation	(319)	–

Total Fixed Assets	293,108	191,120

OTHER ASSETS
Intangibles, net	62,670	28,124

Total Other Assets	62,670	28,124

TOTAL ASSETS	$358,833	$397,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$525,589	$455,860
Accrued liabilities	1,024,777	836,889
Preferred stock dividends	77,798	323,968
Related party notes payable	11,450	–
Notes payable	15,000	15,000

Total Current Liabilities	1,654,614	1,631,717

Total Liabilities	1,654,614	1,631,717

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 112,249 and 101,134 issued and outstanding at December 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $2,918,474.	1,122	1,011
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 85,075 and 76,651 issued and outstanding at December 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $1,446,275.	851	767
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 149,586 and 134,774 issued and outstanding at December 31, 2012 and December 31, 2011, respectively); aggregate liquidation preference of $987,268.	1,496	1,348
Common stock (par value $0.01), 250,000,000 shares authorized, 46,626,377 and 45,512,933 shares issued and outstanding, at December 31, 2012 and December 31, 2011, respectively	466,264	455,129
Treasury stock, 100,000 shares at December 31, 2012 and 2011	(1,000)	(1,000)
Due from related party payable in common stock	–	(16,100)
Paid in capital in excess of par value	16,963,780	16,601,968
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(15,394,509)	(14,943,938)

Total Stockholders' Equity (Deficit)	(1,295,781)	(1,234,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$358,833	$397,117

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2012 and 2011

			Unaudited
	2012	2011	From Inception of Development Stage On July 5, 1996 Through December 31, 2012
		(Restated)
REVENUES	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	163,306
General and administrative	388,042	587,068	12,217,522
Research and development	7,833	27,063	4,777,926

Total Expenses	395,875	614,131	17,158,754

OTHER INCOME (EXPENSE)

Other income	–	177,000	685,751
Interest income	–	250	19,152
Interest expense	(48,368)	(44,378)	(2,738,608)
Forgiveness of debt	–	67,566	466,953
Gain on sale of assets	–	623,234	650,181
Capital gain on sale of investments	–	–	191,492

Total Other Income (Expense)	(48,368)	823,672	(725,079)

NET INCOME (LOSS) BEFORE INCOME TAXES	(444,243)	209,541	(17,627,833)

INCOME TAXES	6,328	30,001	38,070

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(450,571)	179,540	(17,665,903)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	2,271,394

NET INCOME (LOSS)	$(450,571)	$179,540	$(15,394,509)

BASIC EARNINGS PER COMMON SHARE	$(0.01)	$–

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	46,043,507	45,150,293

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	46,043,507	63,343,152

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2012

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of Par	Retained	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Value	Deficit	Stage	(Deficit)
Balance, December 31, 1995 (Unaudited)	247,100	$2,471	12,210,949	$122,109	$-	$-	$-	$74,022,028	$(103,351,248)	$-	$(29,204,640)
January 1996, shares issued in connection with merger	(247,100)	(2,471)	(3,784,905)	(37,849)	5,059	-	-	(70,257,358)	100,017,463	-	29,724,844
Shares issued for cash at $0.50-$3.00 per share	-	-	314,287	3,143	-	-	-	507,932	-	-	511,075
Shares issued in exercise of options at $1.00-$1.25 per share	-	-	130,000	1,300	-	-	-	136,200	-	-	137,500
Shares issued for services at $1.25 per share	-	-	14,282	143	-	-	-	17,710	-	-	17,853
Shares issued for receivable at $1.00-$3.00 per share	-	-	-	-	407	-	-	101,543	-	-	101,950
Shares issued to officer and employee for patents	-	-	-	-	2,250	-	-	130,500	-	-	132,750
Net loss in the year ended December 31, 1996	-	-	-	-	-	-	-	-	-	(831,814)	(831,814)
Balance, December 31, 1996 (Unaudited)	-	-	8,884,613	88,846	7,716	-	-	4,658,555	(3,333,785)	(831,814)	589,518
Shares issued for cash at $0.01 - $3.00 per share	-	-	228,150	2,282	49	-	-	449,976	-	-	452,307
Shares issued to officers for loans at $0.08 - $1.82 per share	-	-	249,444	2,494	-	-	-	74,287	-	-	76,781
Shares issues for services at $0.50 - $2.59 per share	-	-	10,398	104	-	-	-	7,391	-	-	7,495
Share issued to officers for patents	-	-	260,813	2,608	(2,250)	-	-	1,892	-	-	2,250
Shares issued for cash and receivables at $1.75 - $2.00 per share	-	-	58,286	583	(100)	-	-	85,267	-	-	85,750
Shares issued to Videocart creditors	-	-	97,610	976	(976)	-		-	-	-	-
Shares issued for research and development at par	-	-	-	-	464	-	-	-	-	-	464
Shares issued for employee compensation at $2.50 per share	-	-	6,000	60	-	-	-	14,940	-	-	15,000
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	-	(755,594)	(755,594)
Balance, December 31, 1997	-	-	9,795,314	97,953	4,903	-	-	5,292,308	(3,333,785)	(1,587,408)	473,971
Shares issued for cash at $1.50 - $3.00 per share			294,059	2,941	(100)		-	612,416			615,257
Shares issued for services at $2.00 - $7.80 per share	-	-	13,648	136	-	-	-	43,590	-	-	43,726
Shares issued for employee compensation at $2.19 - $3.06 per share	-	-	4,363	44	-	-	-	9,954	-	-	9,998
Shares issued for accounts receivable at $1.50 - $2.12 per share	-	-	129,437	1,294	-	-	-	209,671	-	-	210,965
Shares issued for 1,500 shares of Avtel stock at $3.00 per share	-	-	4,125	41	-	-	-	12,334	-	-	12,375
Shares issued for research and development contract	-	-	46,366	464	(464)	-	-	-	-	-	-
Shares issued to officer for patent at $2.94 per share	-	-	150,000	1,500	250	-	-	512,313	-	-	514,063
Shares returned at $1.58 per share	-	-	(42,493)	(425)	-	-	-	(66,667)	-	-	(67,092)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	-	(1,496,926)	(1,496,926)
Balance, December 31, 1998 (Unaudited)	-	$-	10,394,819	$103,948	$4,589	$-	$-	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2012

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of Par	Retained	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Value	Deficit	Stage	(Deficit)

Balance, December 31, 1998 (Unaudited)	-	$-	10,394,819	$103,948	$4,589	$-	$-	$6,625,919	$(3,333,785)	$(3,084,334)	$316,337
Shares issued for cash at $1.96 - $3.00 per share	-	-	701,525	7,015	-	-	-	1,649,949	-	-	1,656,964
Shares issued for employee compensation at $1.95 - $2.34 per share	-	-	2,995	30	-	-	-	6,187	-	-	6,217
Shares issued for exercise of options at $0.52 - $0.86 per share	-	-	238,271	2,383	-	-	-	200,342	-	-	202,725
Shares returned at $0.67 - $1.58 per share	-	-	(62,489)	(625)	-	-	-	(107,047)	-	-	(107,672)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	-	(1,734,623)	(1,734,623)
Balance, December 31, 1999 (Unaudited)	-	-	11,275,121	112,751	4,589	-	-	8,375,350	(3,333,785)	(4,818,957)	339,948
Shares issued for cash at $1.07 - $2.75 per share	-	-	279,742	2,798	-	-	-	532,754	-	-	535,552
Preferred shares issued for cash at $17-$26 per share	84,576	846	-	-	-	-	-	1,827,529	-	-	1,828,375
Shares issued for employee compensation at $3.99 per share	-	-	74,608	746	-	-	-	296,939	-	-	297,685
Shares issued for exercise of stock options at $0.86 - $1.07 per share	-	-	597,778	5,978	-	-	-	511,931	-	-	517,909
Shares issued for accounts payable at $2.75 - $3.00 per share	-	-	9,488	95	-	-	-	26,649	-	-	26,744
Paid-in capital from treasury stock transaction	-	-	-	-	-	-	-	16,180	-	-	16,180
Shares canceled and converted to preferred shares at $2.75 per share	-	-	(100,000)	(1,000)	-	-	-	(274,000)	-	-	(275,000)
Conversion of note payable to preferred shares at $26 per share	9,615	96	-	-	-	-	-	249,904	-	-	250,000
Shares issued that were paid for in 1997	-	-	23,334	233	(233)	-	-	-	-	-	-
Shares issued for services at $0.89 per share	-	-	2,697	27	-	-	-	2,373	-	-	2,400
Shares returned at $1.73 - $2.12 per share	-	-	(10,000)	(100)	-	-	-	(19,150)	-	-	(19,250)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	-	(4,066,283)	(4,066,283)
Balance, December 31, 2000 (Unaudited)	94,191	942	12,152,768	121,528	4,356	-	-	11,546,459	(3,333,785)	(8,885,240)	(545,740)
Shares issued for cash at $0.82 per share	-	-	4,685	47	-	-	-	3,795	-	-	3,842
Preferred shares issued for cash at $6.60 per share	6,061	60	-	-	-	-	-	39,940	-	-	40,000
Preferred shares issued for payment of note payable at $6.60 per share	68,182	682	-	-	-	-	-	449,318	-	-	450,000
Shares canceled for nonpayment	-	-	(4,694)	(47)	-	-	-	(9,903)	-	-	(9,950)
Shares issued for research and development expenses at $1.00 per share	-	-	15,000	150	-	-	-	14,850	-	-	15,000
Shares issued for general and administrative expenses at $0.66 per share	-	-	507,048	5,070	-	-	-	329,581	-	-	334,651
Shares returned to Company for accounts receivable of $98,375	-	-	-	-		-	(1,000)	(97,375)	-	-	(98,375)
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	-	(2,342,405)	(2,342,405)
Balance, December 31, 2001 (Unaudited)	168,434	$1,684	12,674,807	$126,748	$4,356	$-	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2012

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of Par	Retained	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Value	Deficit	Stage	(Deficit)

Balance, December 31, 2001 (Unaudited)	168,434	$1,684	12,674,807	$126,748	$4,356	$-	$(1,000)	$12,276,665	$(3,333,785)	$(11,227,645)	$(2,152,977)
Shares canceled for services not rendered	-	-	(304,229)	(3,042)	-	-	-	(197,749)	-	-	(200,791)
Cash received for shares that have not yet been issued	-	-	-	-	3,333	-	-	21,667	-	-	25,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	-	(1,025,837)	(1,025,837)
Balance, December 31, 2002 (Unaudited)	168,434	1,684	12,370,578	123,706	7,689	-	(1,000)	12,100,583	(3,333,785)	(12,253,482)	(3,354,605)
Shares issued for cash at $0.05 - $0.75 per share	-	-	2,580,000	25,800	(3,333)	-	-	151,033	-	-	173,500
Shares issued to S&C Medical at $0.05 per share	-	-	3,000,000	30,000	-	-	-	120,000	-	-	150,000
Shares issued for notes payable at $0.04 - $0.05 per share	-	-	11,259,786	112,598	-	-	-	446,642	-	-	559,240
Shares issued for accounts payable at $0.01 - $0.10 per share	-	-	4,200,000	42,000	-	-	-	96,000	-	-	138,000
Shares authorized for expense at $0.03 per share - not issued	-	-	-	-	9,545	-	-	19,090	-	-	28,635
Shares authorized for payment of accounts payable at $0.21 per share - not issued	-	-	-	-	56	-	-	1,115	-	-	1,171
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	-	(1,361,753)	(1,361,753)
Balance, December 31, 2003 (Unaudited)	168,434	1,684	33,410,364	334,104	13,957	-	(1,000)	12,934,463	(3,333,785)	(13,615,235)	(3,665,812)
Shares issued for cash at $0.036-$0.15 per share	-	-	770,000	7,700	-	-	-	57,420	-	-	65,120
Shares issued for accounts payable at $0.05-$0.23 per share	-	-	391,939	3,919	-	-	-	27,306	-	-	31,225
Shares issued for expenses at $0.04-$0.23 per share	-	-	1,910,604	19,106	(9,203)	-	-	108,325	-	-	118,228
Authorized shares issued	-	-	5,571	56	(56)	-	-	-	-	-	-
Shares issued for settlement of liabilities	-	-	152,142	1,521	-	-	-	36,514	-	-	38,035
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	-	-	(632,293)	(632,293)
Balance of December 31, 2004 (Unaudited)	168,484	1,684	36,640,620	366,406	4,698	-	(1,000)	13,164,028	(3,333,785)	(14,247,528)	(4,045,497)
Shares issued for cash at $0.028-$0.25 per share	-	-	1,790,000	17,900	-	-	-	254,726	-	-	272,626
Shares issued for expenses at $0.25 per share	-	-	92,500	925	-	-	-	22,200	-	-	23,125
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	(736,913)	(736,913)
Balance, December 31, 2005 (Unaudited)	168,434	1,684	38,523,120	385,231	4,698	-	(1,000)	13,440,954	(3,333,785)	(14,984,441)	(4,486,659)
Shares issued for general and administrative expenses at $0.25 per share	-	-	2,788	29	-	-	-	669	-	-	698
Shares issued for cash at $0.25 per share	-	-	586,000	5,860	-	-	-	140,640	-	-	146,500
Shares issued for accounts payable at $0.25 per share	-	-	71,956	719	-	-	-	17,270	-	-	17,989
Compensation expense from issuance of stock options	-	-	-	-	-	-	-	43,653	-	-	43,653
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	(850,440)	(850,440)
Balance, December 31, 2006 (Unaudited)	168,434	$1,684	39,183,864	$391,839	$4,698	$-	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2012

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of Par	Retained	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Value	Deficit	Stage	(Deficit)

Balance, December 31, 2006 (Unaudited)	168,434	$1,684	39,183,864	$391,839	$4,698	$-	$(1,000)	$13,643,186	$(3,333,785)	$(15,834,881)	$(5,128,259)
Shares issued for general and administrative expenses at $0.03-$0.05 per share	-	-	450,000	4,500	-	-	-	13,000	-	-	17,500
Shares issued for cash at $0.25 per share	-	-	1,090,000	10,900	-	-	-	261,600	-	-	272,500
Shares issued for accounts payable at $0.25 per share	-	-	67,988	680	-	-	-	16,315	-	-	16,995
Shares issued for notes payable at $0.25 per share	-	-	8,281,016	82,810	-	-	-	1,987,444	-	-	2,070,254
Shares issued for accrued interest at $0.25 per share	-	-	62,101	621	-	-	-	14,905	-	-	15,526
Shares returned to treasury and cancelled	-	-	(2,416,666)	(24,167)	-	-	-	24,167	-	-	-
Compensation expense from issuance of stock options	-	-	-	-	-	-	-	19,891	-	-	19,891
Net income for the year ended, December 31, 2007	-	-	-	-	-	-	-	-	-	1,563,898	1,563,898
Balance, December 31, 2007 (Unaudited)	168,434	1,684	46,718,303	467,183	4,698	-	(1,000)	15,980,508	(3,333,785)	(14,270,983)	(1,151,695)
Preferred stock issued as dividends	119,161	1,192	-	-	-	-	-	(1,192)	-	-	-
Stock cancellation	-	-	(5,170,000)	(51,700)	-	-	-	51,700	-	-	-
Shares issued for cash at $0.05 per share	-	-	700,000	7,000	-	(23,000)	-	28,000	-	-	12,000
Authorized shares issued	-	-	-	-	(4,698)	-	-	4,698	-	-	-
Net income for the year ending December 31, 2008	-	-	-	-	-	-	-	-	-	95,917	95,917
Balance, December 31, 2008 (Unaudited)	287,595	2,876	42,248,303	422,483	-	(23,000)	(1,000)	16,063,714	(3,333,785)	(14,175,066)	(1,043,778)
Cash received from shares issued in prior year	-	-	-	-	-	23,000	-	-	-	-	23,000
Common stock issued for cash at $0.30 per share	-	-	1,500,093	15,001	-	-	-	435,027	-	-	450,028
Common stock issued for services at $0.25 per share	-	-	150,000	1,500	-	-	-	36,000	-	-	37,500
Stock cancellation (Note 6)	-	-	(400,000)	(4,000)	-	-	-	(11,556)	-	-	(15,556)
Common stock issued in lieu of debt at $0.30 per share	-	-	80,734	807	-	-	-	23,413	-	-	24,220
Common stock issued in for services at $0.30 per share	-	-	11,000	110	-	-	-	3,190	-	-	3,300
Compensation expense from issuance of stock options	-	-	-	-	-	-	-	2,121	-	-	2,121
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	-	-	(555,411)	(555,411)
Balance, December 31, 2009	287,595	$2,876	43,590,130	$435,901	$-	$-	$(1,000)	$16,551,909	$(3,333,785)	$(14,730,477)	$(1,074,576)
Cash received from shares issued in prior year	-	-	-	-	-		-	-	-	-	-
Common stock issued for cash at $0.15 per share	-	-	500,000	5,000	-	-	-	70,000	-	-	75,000
Common stock issued for services at $0.06 per share to a perspective lender			150,000	1,500				7,500			9,000
Common stock issued for services at $0.15 per share	-	-	1,150,000	11,500	-	-	-	161,000	-	-	172,500
Common stock issued for services at $0.20 per share	-	-	33,938	339	-	-	-	6,449	-	-	6,788
Common stock issued for services at $0.25 per share	-	-	60,000	600	-	-	-	14,400	-	-	15,000
Common stock issued in lieu of debt at $0.25 per share	-	-	437,572	4,376	-	-	-	105,017	-	-	109,393
Services contributed by officers	-	-		-	-	-	-	60,000	-	-	60,000
Accrual for preferred stock dividend								(385,144)			(385,144)
Issuance of warrants for services	-	-	-	-	-	-	-	3,870	-	-	3,870
Net Profit for the year ending December 31, 2010	-	-	-	-	-	-	-	-	-	(393,001)	(393,001)
Balance, December 31, 2010	287,595	$2,876	45,921,640	$459,216	$-	$-	$(1,000)	$16,595,001	$(3,333,785)	$(15,123,478)	$(1,401,170)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2012

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of Par	Retained	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Value	Deficit	Stage	(Deficit)

Balance, December 31, 2010	287,595	$2,876	45,921,640	$459,216	$-	$-	$(1,000)	$16,595,001	$(3,333,785)	$(15,123,478)	$(1,401,170)
Common stock issued for cash at $0.15 per share	-	-	250,000	2,500	-		-	35,000	-	-	37,500
Stock cancellation	-	-	(1,150,000)	(11,500)	-	-	-	(147,500)	-	-	(159,000)
Common stock issued for accounts payable at $0.1346 per share	-	-	50,000	500	-	-	-	6,230	-	-	6,730
Common stock issued for stock deposit at $0.25 per share	-	-	44,000	440	-	-	-	10,560	-	-	11,000
Common stock issued for accounts payable at $0.20 per share	-	-	1,688	17	-	-	-	321	-	-	338
Common stock issued for services at $0.20 per share	-	-	938	9	-	-	-	178	-	-	187
Common stock issued for services at $0.15 per share	-	-	84,667	847	-	-	-	11,852	-	-	12,699
Common stock issued for services at $0.10 per share	-	-	300,000	3,000	-	-	-	27,000	-	-	30,000
Common stock issued for accounts payable at $0.25 per share	-	-	10,000	100	-	-	-	2,400	-	-	2,500
Preferred stock issued as dividends	24,964	250	-	-	-	-	-	384,894	-	-	385,144
Accrual for preferred stock dividend	-	-	-	-	-	-	-	(323,968)	-	-	(323,968)
Due from related party payable in common stock	-	-	-	-	-	(16,100)	-		-	-	(16,100)
Net income for the year ending December 31, 2011 (Restated)	-	-	-	-	-	-	-	-	-	179,540	179,540
Balance, December 31, 2011 (Restated)	312,559	$3,126	45,512,933	$455,129	$-	$(16,100)	$(1,000)	$16,601,968	$(3,333,785)	$(14,943,938)	$(1,234,600)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2012

	Preferred Stock		Common Stock		Common Stock to be	Subscription	Treasury	Paid in Capital in Excess of Par	Retained	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Receivable	Stock	Value	Deficit	Stage	(Deficit)

Balance, December 31, 2011	312,559	$3,126	45,512,933	$455,129	$–	$(16,100)	$(1,000)	$16,601,968	$(3,333,785)	$(14,943,938)	$(1,234,600)

Common stock returned and cancelled to satisfy related party receivable	–	–	(161,000)	(1,610)	–	16,100	–	(14,490)	–	–	–

Common stock issued for cash at $0.09 per share	–	–	194,444	1,944	–	–	–	15,556	–	–	17,500

Common stock issued for cash at $0.10 per share	–	–	920,000	9,201	–	–	–	82,049	–	–	91,250

Common stock issued for services at $0.1133 per share	–	–	60,000	600	–	–	–	6,200	–	–	6,800

Common stock issued for cash at $0.125 per share	–	–	100,000	1,000	–	–	–	11,500	–	–	12,500

Common stock option issued for cash	–	–	–	–	–	–	–	750	–	–	750

Issuance of stock options	–	–	–	–	–	–	–	14,420	–	–	14,420

Accrual for preferred stock dividend	–	–	–	–	–	–	–	(115,978)	–	–	(115,978)

Preferred stock issued as dividends	34,351	343	–	–	–	–	–	361,805	–	–	362,148

Net loss for year ended December 31, 2012	–	–	–	–	–	–	–	–	–	(450,571)	(450,571)

Balance, December 31, 2012	346,910	$3,469	46,626,377	$466,264	$–	$–	$(1,000)	$16,963,780	$(3,333,785)	$(15,394,509)	$(1,295,781)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

			Unaudited
			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	December 31,		December 31,
	2012	2011	2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(450,571)	$179,540	$(15,394,509)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	6,800	28,986	1,277,356
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	(175,100)	(391,446)
(Gain) loss on sale/disposal of assets	–	(623,234)	(5,495)
Compensation expense from stock options and warrants	14,420	–	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	3,370	–	1,916,253
Write-off bad debts	–	–	15,000
Debt forgiveness	–	(67,566)	(174,825)
Services contributed by officers	–	–	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	–	–	62,281
(Increase) decrease in other assets and prepaids	–	35	89,238
Increase (decrease) in accounts payable	69,729	30,110	533,739
Increase (decrease) in accrued liabilities	187,888	320,541	1,104,366
Net Cash Used by Operating Activities	(168,364)	(306,688)	(10,570,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(2,084)	–	(589,885)
Capitalized software development costs	(100,223)	(104,720)	(269,943)
Proceeds from sale of intangibles	–	623,234	516,570
Acquisition of intangibles	(37,597)	(27,574)	(65,171)
Sale of stock	–	–	12,375
Net Cash Provided (Used) by Investing Activities	$(139,904)	$490,940	$(396,054)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

			Unaudited
			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Year Ended		Through
	December 31,		December 31,
	2012	2011	2012
		(Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	122,000	37,500	7,734,701
Proceeds from loans	–	–	3,518,202
Proceeds from related party loans	11,450	–	11,450
Repayments on related party loans	–	(44,950)	(44,950)
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided (Used) by Financing Activities	133,450	(7,450)	10,944,741

NET INCREASE (DECREASE) IN CASH	(174,818)	176,802	(21,619)

CASH AT BEGINNING OF PERIOD	177,873	1,071	24,674

CASH AT END OF PERIOD	$3,055	$177,873	$3,055

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$100	$100	$1,941

Non-Cash Transactions for Investing and
Financing Activities:
Common stock issued to pay accounts payable	$–	$9,568
Common stock issued to for stock deposit	$–	$11,000
Common stock issued for capitalized software development consulting services to a related party	$–	$13,900
Return of common stock to pay related party note receivable	$16,100	$–
Accrual for preferred stock dividends payable with preferred shares	$115,978	$323,968
Preferred stock issued to pay preferred stock dividends	$362,148	$385,144

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents as of and for the years ended December 31, 2012 and 2011.

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

Fixed Assets

Fixed assets consist of property and equipment and capitalized software costs and computer equipment as of December 31, 2012 and 2011.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Property and Equipment

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

Expenditures for maintenance and repairs are charged to expense as incurred.  Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.  Depreciation expense was $319 and $0 for the years ended December 31, 2012 and 2011.

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  Amortization of capitalized software begins when the products are available to customers and is done using the straight-line method over the remaining estimated economic life of the product. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010.  As of December 31, 2012 and 2011, the Company had capitalized software development costs of $291,343 and $191,120, respectively.  No amortization was recorded for the years ended December 31, 2012 and 2011.

Revenue Recognition

The Company is currently in the development stage and has no revenues from its operations.

Concentration of Credit Risk

The Company has no significant concentrations of credit risk.

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the period ended December 31, 2011, common stock equivalents related to the conversion of preferred rights have been included in calculation of diluted earnings per share as shown in the table below.  Common stock equivalents have not been included in the computations for the period ended December 31, 2012 because they are anti-dilutive.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Following is a reconciliation of the income (loss) per share for the years ended December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Numerator:

Income (loss) before extraordinary items	$(450,571)	$179,540
Income from extraordinary items, net of tax	–	–

Net income (loss)	$(450,571)	$179,540

Denominator:
Weighted-average common shares outstanding
Basic	46,043,507	45,150,293
Conversion of preferred rights	–	18,192,859
Diluted	46,043,507	63,343,152

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.01)	$0.00
Income from extraordinary items, net of tax	–	–
Net income (loss)	$(0.01)	$0.00

Diluted
Income (loss) before extraordinary items	$(0.01)	$0.00
Income from extraordinary items, net of tax	–	–
Net income (loss)	$(0.01)	$0.00

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over periods ranging from 5-20 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At December 31, 2012, intangible assets have a cost of $65,721, accumulated amortization of $3,051, and had a net book value of $62,670.  During the year ended December 31, 2012, the Company wrote off intangible assets totaling $775,045 that were fully amortized that were no longer being utilized by the Company. As of December 31, 2011, intangible assets had a cost of $803,169, accumulated amortization of $775,045 and had a net book value of $28,124.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at December 31, 2012 and December 31, 2011. There has been no significant change in the unrecognized tax benefit through December 31, 2012.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

The Company did not have any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had $5,328 and $636 of accrued interest and penalties related to uncertain tax positions.

The components of income tax expense are as follows for the years ended December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011

Current	$6,328	$30,001
Deferred	–	–

Total	$6,328	$30,001

The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31, 2012 and 2011, respectively.  The deferred tax asset was calculated using a U.S. statutory tax rate of 34%.

	December 31,
	2012	2011
Deferred tax assets - current:
Accrued interest	$49,846	$35,239
Accrued compensation	154,142	100,990
	203,988	136,229
Deferred tax assets - long-term:
Net operating loss carryforwards	5,287,836	5,645,717
Total deferred income tax assets	5,491,824	5,781,946
Valuation allowance	(5,491,824)	(5,781,946)
Total	$–	$–

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate (34% for fiscal years 2012 and 2011) to actual provision for income taxes is as follows:

	December 31,
	2012	2011
Benefit (provision) for income taxes computed at federal statutory rate	$151,043	$(71,244)
State income taxes, net of federal benefit	14,660	(6,915)
Other	118,091	331,503
Valuation allowance	(290,122)	(283,345)
Provision for Income taxes	$(6,328)	$(30,001)
Effective tax rate	1.42%	14.32%

As of December 31, 2012, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $14.9 million that may be offset against future taxable income through 2032. The Company has state net operating loss carry-forwards of $5.7 million. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

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

For the years ended December 31, 2012 and 2011, the Company incurred costs of $7,833 and $27,063 respectively, for research and development of the technology involved with developing its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of December 31, 2012 and 2011 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable does not materially value because negotiated terms and conditions are consistent with current market rates as of December 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

In July, 2012 the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 3 - RESTATEMENT

Klever Marketing, Inc. restated its financial statements as of and for the year ended December 31, 2011. The Company’s decision to restate the aforementioned financial information was made on August 9, 2012 as a result of management’s identification of an error related to the accounting for its uncertain tax positions and an error related to the classification of compensation paid to a related party for the year ended December 31, 2011.

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

The Company’s internal controls were not designed or operating effectively to ensure that all uncertain tax positions were identified, evaluated, and when appropriate, measured and recorded in the Company’s financial statements and that all related party transactions were accounted for and properly disclosed in the financial statements. As a result the Company’s income tax expense, gain on sale of assets and general and administrative expense were misstated in the Statement of Operations for the year ended December 31, 2011. The effect of this error on the Statements or Operations for both of the aforementioned periods is to decrease the Company’s net income by $29,101 and to increase the Company’s gain on sale of assets and general and administrative expenses by $131,203.

The December 31, 2011 balance sheet and the statements of operations and statements of cash flows for the year ended December 31, 2011 have been restated as follows:

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Balance Sheet

ASSETS

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Statement of Operations

	For the Year Ended December 31, 2011
	As Previously
	Reported	Adjustments	As Restated
	$–	$–	$–
REVENUES

EXPENSES
Sales and marketing	–	–	–
General and administrative	455,865	131,203	587,068
Research and development	27,063	–	27,063
Total Expenses	482,928	131,203	614,131

OTHER INCOME (EXPENSE)
Other income	177,000	–	177,000
Interest income	250	–	250
Interest expense	(44,378)	–	(44,378)
Forgiveness of debt	67,566	–	67,566
Gain on sale of assets	492,031	131,203	623,234
Capital gain on sale of investments	–	–	–

Total Other Income (Expense)	692,469	131,203	823,672

NET INCOME (LOSS) BEFORE INCOME TAXES	209,541	–	209,541

INCOME TAXES	900	29,101	30,001

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	208,641	(29,101)	179,540

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–

NET INCOME (LOSS)	$208,641	$(29,101)	$179,540

BASIC EARNINGS PER COMMON SHARE	$–		$–

FULLY DILUTED EARNINGS PER COMMON SHARE	$–		$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	45,150,293		45,150,293

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	63,343,152		63,343,152

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Statement of Cash Flows

	For the Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$208,641	$(29,101)	$179,540
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	28,986	–	28,986
Stock issued for research and development	–	–	–
Stock returned for services not rendered	(175,100)	–	(175,100)
(Gain) loss on sale/disposal of assets	(492,031)	–	(492,031)
Compensation expense from stock options and warrants	–	–	–
Stock issued for interest	–	–	–
Stock issued for accounts payable	–	–	–
Deferred income	–	–	–
Depreciation and amortization	–	–	–
Write-off bad debts	–	–	–
Debt forgiveness	(67,566)	–	(67,566)
Services contributed by officers	–	–	–
Changes in operating assets and liabilities:	–
(Increase) decrease in accounts receivable	–	–	–
(Increase) decrease in other assets and prepaids	35	–	35
(Increase) in deferred stock offering costs	–	–	–
Increase (decrease) in accounts payable	30,110	–	30,110
Increase (decrease) in accrued liabilities	291,440	29,101	320,541

Net Cash Used by Operating Activities	(175,485)	–	175,485)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/sale of equipment, net	–	–	–
Capitalized software development costs	(104,720)	–	(104,720)
Proceeds from sale of intangibles	492,031	–	492,031
Acquisition of intangibles	(27,574)	–	(27,574)
Acquisition/sale of stock, net	–	–	–

Net Cash Provided (Used) by Investing Activities	$359,737	$–	$359,737

KLEVER MARKETING, INC.

(A Development Stage Company)

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $450,571 for the year ended December 31, 2012 primarily as a result of ongoing operational expenses of the Company. The Company did not generate any revenue from product sales for the years ended December 31, 2012 and 2011.  As of December 31, 2012, the Company’s current and total liabilities exceeded its current assets by $1,651,559.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2012, the Company had $3,055 of cash available on hand.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2013. However, management cannot make any assurances that such financing will be secured.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 2012 and 2011.

	December 31,
	2012	2011
Compensation - officers and bookkeeper	$413,250	$270,750
Compensation - former employees	441,764	441,763
Interest	133,634	94,475
Taxes	36,129	29,101
	$1,024,777	$836,089

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Related party notes payable
0% notes payable to a companies controlled by Company's CEO. Due on demand.	$3,000	$–
0% note payable to the Company's COO. Due on demand.	8,450	–
Total related party notes payable	11,450	–

Third party notes payable
8% note payable to an individual. Due on demand.	15,000	15,000
Total third party notes payable	15,000	15,000
Total notes payable	$26,450	$15,000

During the year ended December 31, 2012, the Company’s CEO and CFO provided cash advances to cover certain operating expenses totaling $11,450. These advances are non-interest bearing and are due on demand.

NOTE 7 - PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of December 31, 2012 and 2011, there were 346,910 and 312,559 preferred shares issued and outstanding, respectively. As of December 31, 2012, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

In March, 2011, management realized that the preferred stock dividend that was paid in 2008 had resulted in the Company issuing more shares of Class A and Class B shares than were authorized pursuant to the Board resolution that was passed in June 2002. On April 14, 2011 the board of directors approved an increase to the authorized number of shares of preferred stock as described below.

Preferred Stock Dividends

As of December 31, 2012, the Company had accrued and unpaid preferred stock dividends totaling $77,978 relating to dividends for the year ended December 31, 2012.

As of December 31, 2011, the Company had accrued and unpaid preferred stock dividends totaling $323,968 relating to dividends for the year ended December 31, 2011.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

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

NOTE 8 – COMMON STOCK

2012 Common Stock Issuances and Cancellations

On February 22, 2011, the Company issued 250,000 shares of common stock at $0.15 per share to an investor resulting in cash proceeds to the Company of $37,500.

On March 12, 2012, the Company sold 194,444 shares of restricted common stock for $0.09 per share to an individual for $17,500.

From March 12, 2012 to November 1, 2012, the Company sold 920,000 shares of restricted common stock for $0.10 per share to individuals for $91,250.

On May 8, 2012, the Company issued 60,000 shares of restricted common stock for consulting services valued at $6,800 or $0.113 per share.

On June 13, 2012, the Company sold 100,000 shares of restricted common stock for $0.125 per share to individuals for $12,500.

On February 27, 2012, the son of the Company’s CEO returned 161,000 shares of restricted common stock to the Company to satisfy a $16,100 related party receivable.

2011 Common Stock Issuances and Cancellations

On February 1, 2011, the Company sold 250,000 shares of restricted common stock at $0.15 per share to two individuals for $37,500.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

On February 9, 2011, the Company received back 1,000,000 shares of restricted common stock from an investment banking firm and $2,500 in cash as a result of cancelling their agreement with the Company.  The investment banking firm had been engaged to assist the Company with finding financing sources.  The Company recorded a credit to other income of $155,000 in connection with the cancellation and retirement of the shares and the receipt of the cash.

During the year ended December 31, 2011, the Company issued 147,293 shares to third parties to settle outstanding accounts payable obligations for services provided.  The shares were issued at various times throughout 2011 at a weighted average price of $0.15 per share.

On March 3, 2011, the Company cancelled its agreement with a private investor.  Pursuant to the terms of the cancellation, the Company received back 150,000 shares of common stock and $6,500 in cash.  The Company recorded a credit to other income of $22,000 in connection with the cancellation and retirement of the shares and the receipt of the cash.

On September 28, 2011, the Company issued 44,000 shares in exchange for an $11,000 stock deposit that had been received from a former officer of the Company.

On Setember 28, 2011, the Company issued 300,000 shares to the son of the Company's CEO in exchange for product development services and a commitment to work for the Company on a full-time basis.  As of December 31, 2011, the CEO’s son owes the Company back 161,000 shares of common stock because he is not employed with the Company on a full-time basis.  The shares were valued at $0.10 per share or $16,100 and the Company has recorded the receivable as a component of equity in their December 31, 2011 balance sheet.

NOTE 9 - STOCK OPTIONS AND WARRANTS

The shareholders adopted the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.   During the year ended December 31, 2012, the Company granted certain stock options to third party consultants.  The Company did not grant any stock options during the year ended December 31, 2011. The Company also issued stock options to a third party investor in connection with the Company selling common stock for cash as more fully described in Note 7 to the financial statements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions noted below:

	December 31
Assumption	2012	2011
Dividend yield	–	–
Weighted average volatility	476.77%	–
Risk-free interest rate	0.18%	–
Expected life (years)	0.62	–

The summary of option activity for the years ended December 31, 2012 and 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2010	–	–	–
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of December 31, 2011	–	–	–
Granted	285,000	0.08	0.25
Exercised	–	–	–
Canceled	–	–	–
Expired	(160,000)	0.10	–
Balance as of December 31, 2012	125,000	0.06	0.25

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

The weighted average grant-date fair value of options granted during the year ended December 31, 2012 was $0.09. The Company did not issue any stock options during the year ended December 31, 2011.

Outstanding and exercisable options presented by price range as of December 31, 2012 are as follows:

	Options Outstanding			Options Exerciseable
Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.06	125,000	0.25	$0.06	125,000	$0.06

The estimated fair value of the Company’s stock options is amortized over the options’ vesting period on the straight-line basis. The Company recognized the following the equity-based compensation expense and benefits during the year ended December 31, 2012 and 2011:

	December 31
	2012	2011
Stock-based compensation expense	$14,420	$–

As of December 31, 2012, there was no unrecognized compensation cost associate with stock options issued by the Company and there was no intrinsic value associated with the Company’s stock options as the fair value of the Company’s stock was lower than the option price.

NOTE 10 - LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company.  The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $437,930 and $349,245 as of December 31, 2012 and 2011, respectively.

The Company has certain claims against it for unpaid salary and benefits due to former officers and employees that exist on the balance sheet as accrued liabilities as of December 31, 2012 and 2011. Management is in the process of negotiating with a number of these claimants in order to reach agreements that would allow these liabilities to be settled through agreed upon cash payments as well as issuance of stock and stock options.  As of December 31, 2012 and 2011, the total amount of claims for accrued but unpaid salary and benefits is $441,764 for both years. In March 2013, management entered into settlement agreements with certain debtors to settle their claims through the issuance of common stock. See Note 14 for more details.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – TROUBLED DEBT RESTRUCTURING AND FORGIVENESS OF DEBT

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company.  These individuals or companies they control advanced to the Company $11,450 and $6,250 during the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, the Company had not repaid any of the 2012 advances. All of the 2011 advances were repaid by the Company during the year ended December 31, 2011.  Advances made by these individuals are reported in the Company’s Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take any compensation for services provided to the Company during 2009 and 2010.  During the year ended December 31, 2012, the Company recorded $180,000 in wages as compensation for the services provided by these individuals to the Company.  The Company paid some amounts owed to the CEO and bookkeeper during the year ended December 31, 2012.

In connection with the sale of non-core assets in May 2011 described in Note 12 to the financial statements, the Company paid a company controlled by the CEO $131,203 as compensation for work done on the transaction.

During 2011, the son of the Company's CEO provided product development services to the Company. During the year ended December 31, 2011, the Company issued 300,000 common shares valued at $30,000 to this individual for services rendered.  As of December 31, 2011, the CEO’s son owes the Company back 161,000 shares of common stock because he is not employed with the Company on a full-time basis.  The shares were valued at $0.10 per share or $16,100 and the Company recorded the receivable as a component of equity in their December 31, 2011 balance sheet. The shares were returned to the Company and cancelled during the year ended December 31, 2012.

NOTE 13 - SALE OF NON-CORE ASSETS

In May 2011, the Company entered into an agreement to sell the rights to certain IP addresses that are non-core to the Company’s business and are fully amortized.  The sale closed during September 2011 and the Company received net proceeds of $623,234 after paying commissions of $32,779 associated with the sale.

NOTE 14 - COMMITMENTS

Software Development Agreement

In August 2010, the Company entered into a software development agreement with Qualzoom, Inc. to help design and program the Company’s mobile phone technology.  The agreement calls for three payments of $65,000 to be made based on Qualzoom reaching certain milestones outlined in the agreement.  Through December 31, 2011, the Company had incurred $200,000 of software development costs with Qualzoom in connection with designing and establishing technological feasibility as well as programming costs for its mobile phone technology. The Company expensed $65,000 of the costs incurred to reach technological feasibility and capitalized $65,000 of costs incurred after technological feasibility was obtained in 2010.  During 2011, the Company recorded an additional $70,000 of development costs for services provided by Qualzoom. The Company did not incur any costs with Qualzoom during the year ended December 31, 2012.

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 15 – SUBSEQUENT EVENTS

In January 2013, the Company issued 66,747 common shares valued at $5,340 to a financial consultant for services rendered.

In February 2013, the Company exchanged 1,200,000 shares of restricted stock with a shareholder for 1,000,000 free-trading shares of common stock.

In February 2013, the Company issued 125,000 shares of common stock to a financial consultant. The shares were valued at $0.05 per share or $6,250.

In February 2013, the Company entered into debt compromise agreements with certain creditors. Based on the terms of the agreements, the Company satisfied liabilities totaling approximately $550,000 through the issuance of 450,000 shares of free trading treasury stock which had a fair value at the time of issuance of approximately $15,000.

In March 2013, the Company issued 150,000 of restricted common shares to an investor for $.05 per share resulting in cash proceeds to the Company of $7,500.

On March 29, 2013, the Company’s board of directors passed a resolution to convert all of their accrued compensation which totaled $404,250 as of December 31, 2012 to additional paid-in capital and to forgo receiving payment for these services based on the fact that they felt it was in the best interest of the Company given the Company’s limited financial means. Pursuant to the board resolution, once the Company obtains significant capital or is sold, the Board of Directors will give consideration to awarding a bonus to the officers in recognition of this conversion.

On March 29, 2013, the Company entered into debt settlement agreements with two former employees and settled total obligations of $223,932 for $25,000 in cash.

On March 29, 2013, the Company sold 350,000 shares of free trading common stock at $.10 per share resulting in cash proceeds to the Company of $35,000.

On April 4, 2013, the Company sold 1,125,000 shares of restricted common stock at $0.08 per share resulting in cash proceeds to the Company of $90,000.

