Form 10-Q
period 2013-03-31
KLEVER MARKETING INC
filed 2013-05-14
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 8, 2013, there were 49,293,124 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	3

	Condensed Statements of Operations for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2013	4

	Condensed Statement of Stockholders’ Deficit for the three months ending March 31, 2013	5

	Condensed Statements of Cash Flows for the three months and from inception of Development Stage on July 5, 1996 through March 31, 2013	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors and Uncertainties	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$12,895	$3,055

Total Current Assets	12,895	3,055

FIXED ASSETS
Capitalized software development and licenses	291,343	291,343
Office Equipment	2,840	2,084
Less accumulated depreciation	(441)	(319)

Total Fixed Assets	293,742	293,108

OTHER ASSETS
Intangibles, net	62,387	62,670

Total Other Assets	62,387	62,670

TOTAL ASSETS	$369,024	$358,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$282,425	$525,589
Accrued liabilities	49,629	1,024,777
Preferred stock dividends	77,798	77,798
Related party notes payable	24,900	11,450
Notes payable	–	15,000

Total Current Liabilities	434,752	1,654,614

Total Liabilities	434,752	1,654,614

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 112,249 issued and outstanding at March 31, 2013 and December 31, 2012, respectively); aggregate liquidation preference of $2,918,474.	1,122	1,122
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 85,075 issued and outstanding at March 31, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $1,446,275.	851	851
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 149,586 issued and outstanding at March 31, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $987,268.	1,496	1,496
Common stock (par value $0.01), 250,000,000 shares authorized, 48,168,124 and 46,626,377 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively.	481,681	466,264
Treasury stock, 100,000 shares at March 31, 2013 and December 31, 2012.	(1,000)	(1,000)
Paid in capital in excess of par value	17,472,702	16,963,780
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,688,795)	(15,394,509)

Total Stockholders' Equity (Deficit)	(65,728)	(1,295,781)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$369,024	$358,833

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
			Through
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	163,306
General and administrative	95,183	126,149	12,312,705
Research and development	860	1,567	4,778,786

Total Expenses	96,043	127,716	17,254,797

OTHER INCOME (EXPENSE)

Other income	–	–	685,751
Interest income	–	–	19,152
Interest expense	(16,626)	(12,289)	(2,755,234)
Forgiveness of debt	818,708	–	1,285,661
Gain (loss) on sale of assets	(325)	–	649,856
Capital gain on sale of investments	–	–	191,492

Total Other Income (Expense)	801,757	(12,289)	76,678

NET INCOME (LOSS) BEFORE INCOME TAXES	705,714	(140,005)	(16,922,119)

INCOME TAXES	–	1,615	38,070

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	705,714	(141,620)	(16,960,189)

EXTRAORDINARY ITEM - TROUBLED DEBT
RESTRUCTURING	–	–	2,271,394

NET INCOME (LOSS)	$705,714	$(141,620)	$(14,688,795)

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.00

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	47,410,624	45,432,031

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	67,796,743	45,432,031

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Unaudited)

						Capital in		Deficit Accumulated During	Total Stockholders’
	Preferred Stock		Common Stock		Treasury	Excess of	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2012	346,910	$3,469	46,626,377	$466,264	$(1,000)	$16,963,780	$(3,333,785)	$(15,394,509)	(1,295,781)

Common Stock issued for accounts payable at $0.08 per share	–	–	66,747	667	–	4,672	–	–	5,339

Issuance of common stock to settle debt obligations and for cash ( Note 5)	–	–	1,200,000	12,000	–	48,500	–	–	60,500

Common Stock issued for cash at $0.05 per share	–	–	150,000	1,500	–	6,000	–	–	7,500

Common Stock issued for services at $0.05 per share	–	–	125,000	1,250	–	5,000	–	–	6,250

Accrued compensation forgiven by officers	–	–	–	–	–	404,250	–	–	404,250

Services contributed by officer	–	–	–	–	–	40,500	–	–	40,500

Net income for quarter ended March 31, 2013	–	–	–	–	–		–	705,714	705,714

Balance, March 31, 2013	346,910	$3,469	48,168,124	$481,681	$(1,000)	$17,472,702	$(3,333,785)	$(14,688,795)	$(65,728)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Quarter Ended		Through
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$705,714	$(141,620)	(14,688,795)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	6,250	–	1,283,606
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain) loss on sale/disposal of assets	325	–	(5,170)
Compensation expense from stock options and warrants	–	10,381	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	3,600	44	1,919,853
Write-off bad debts	–	–	15,000
Debt forgiveness	(818,708)	–	(993,533)
Services contributed by officers	40,500	–	100,500
Changes in operating assets and liabilities:
Decrease (Increase) in due from related parties	–	–	62,281
(Increase) decrease in other assets and prepaids	–	–	89,238
Increase (decrease) in accounts payable	12,358	11,455	546,097
Increase (decrease) in accrued liabilities	(3,873)	40,383	1,100,493
Net Cash Used by Operating Activities	(53,834)	(79,357)	(10,624,140)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	(1,300)	(980)	(591,185)
Capitalized software development costs	–	(26,223)	(269,943)
Proceeds from sale of intangibles	–	–	516,570
Acquisition of intangibles	(2,976)	(7,732)	(68,147)
Sale of stock	–	–	12,375
Net Cash Used by Investing Activities	$(4,276)	$(34,935)	$(400,330)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

			From
			Inception of
			Development
			Stage On
			July 5, 1996
	For the Quarter Ended		Through
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock deposit	$–	$12,500	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	54,500	34,500	7,789,201
Proceeds from loans	–	–	3,518,202
Proceeds from related party loans	13,450	–	24,900
Repayments on related party loans	–	–	(44,950)
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)
Net Cash Provided by Financing Activities	67,950	47,000	11,012,691

NET INCREASE (DECREASE) IN CASH	9,840	(67,292)	(11,779)

CASH AT BEGINNING OF PERIOD	3,055	177,873	24,674

CASH AT END OF PERIOD	$12,895	$110,581	$12,895

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$–	$–	$3,326
Income taxes	$–	$100	$1,941
Non-Cash Transactions for Investing and Financing Activities:
Common stock issued to pay accounts payable	$11,339	$–
Common stock issued to pay accounts payable	$7,500	$–
Accrued compensation forgiven by officers	$404,250	$–
Common stock returned to company to pay related party receivable	$–	$16,100
Accrual for preferred stock dividends payable with preferred shares	$–	$38,180

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Following is a reconciliation of the income (loss) per share for the three months ended March 31, 2013 and 2012, respectively:

	March 31,
	2013	2012
Numerator:
Income (loss) before extraordinary items	$705,714	$(141,620)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$705,714	$(141,620)
Denominator:
Weighted-average common shares outstanding
Basic	47,410,624	45,432,031
Conversion of preferred rights	20,386,119	–
Diluted	67,796,743	45,432,031
Income (loss) per share
Basic
Income (loss) before extraordinary items	$0.01	$(0.00)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$0.01	$(0.00)
Diluted
Income (loss) before extraordinary items	$0.01	$(0.00)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$0.01	$(0.00)

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $291,343 of capitalized software development costs as of March 31, 2013 and December 31, 2012, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at March 31, 2013 and December 31, 2012. There has been no significant change in the unrecognized tax benefit through March 31, 2013.  The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through March 31, 2013, the Company has incurred net losses and, therefore, had no federal income tax liability.  To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative federal net operating loss carry-forward is approximately $14.0 million as of March 31, 2013, and will expire in the years 2015 through 2032. The cumulative state net operating loss carry-forward is approximately $4.8 million as of March 31, 2013, and will expire in the years 2015 through 2027.

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

During the three months ended March 31, 2013 and 2012, the Company incurred costs of $860 and $1,567 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2013 and December 31, 2012 for cash, fixed assets, intangibles and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2013 and December 31, 2012.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $705,714 during the three months ended March 31, 2013. The Company did not generate any revenue from product sales during the three months ended March 31, 2013 or March 31, 2012.  As of March 31, 2013, the Company’s current and total liabilities exceeded its current assets by $421,857.  As of March 31, 2013, the Company had $12,895 of cash available on hand.

The Company did make significant progress in improving its financial conditions during the quarter ended March 31, 2013 by eliminating $1,261,907 of liabilities. This was accomplished by entering into settlement agreements with certain creditors, through management agreeing to forgive certain compensation obligations owed by the Company, and through certain obligations being eliminated as a result of the statute of limitations expiring. However, the Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues.  The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.    Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2013. However, management cannot make any assurances that such financing will be secured.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of March 31, 2012 and December 31, 2012, there were 346,910 preferred shares issued and outstanding for all classes, respectively.  As of March 31, 2013, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of March 31, 2013, the Company had accrued and unpaid preferred stock dividends totaling $77,798 relating to dividends for the nine months ended December 31, 2012. In order to further assist the overall financial condition of the Company, the Company’s CEO has agreed to not receive any preferred stock dividends for the six month period from January 1, 2013 to June 30, 2013.

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

NOTE 5 – DEBT FORGIVENESS

The Company had certain claims against it for unpaid salary and benefits due to former officers and employees that existed on the balance sheet as accrued liabilities as of December 31, 2012. During the quarter ended March 31, 2013, management worked to reduce the Company’s total liabilities. As a result, the Company settled certain debt obligations using stock, cash, and certain obligations where the statute of limitations had expired as described below.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Debts Settled for Stock via Escrow Account

During the quarter ended March 31, 2013, the Company entered into an agreement with an existing shareholder, four creditors, and two investors whereby the Company contributed 1,200,000 shares of its restricted common stock, the existing shareholder contributed 1,000,000 free trading shares of the Company’s common stock, the creditors contributed the rights to $549,721 of outstanding debts owed by the Company, and two third party investors contributed $47,000 of cash into an escrow account held by the Company’s stock transfer agent. In exchange for the contributions made by each party, the existing shareholder received 1,200,000 shares of restricted common stock, the four creditors received 450,000 shares of free trading common stock valued at $13,500, the third party investors received 550,000 shares of the Company’s free trading common stock, and the Company received $47,000 in cash and settlement of $549,721 in outstanding debts resulting in a gain on Forgiveness of Debt totaling $536,221.

Debts Settled for Cash

During the quarter ended March 31, 2013, the Company entered into settlement agreements with three creditors whereby the Company made cash payments totaling $25,450 in exchange for full settlement of 226,432 of outstanding liabilities. The Company recorded a gain on Forgiveness of Debt totaling $200,982 in connection with these transactions.

Debts Where Statute of Limitations Has Most Likely Barred Such Claims

During the three months ending March 31, 2013, the Company also wrote off $81,504 of obligations where the statute of limitations had most likely expired. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a total gain on Forgiveness of Debt totaling $818,708.

Contributed Services

During the quarter ending March 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”).  As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries.  The Plan permits the award of both qualified and non-qualified incentive stock options.  On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8.  During the quarter ended March 31, 2013, all of the outstanding stock options issued by the Company expired and the Company had no stock options outstanding as of March 31, 2013.

The summary of option activity for the three months ended March 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2012	125,000	0.06	0.25
Granted		–	–
Exercised		–	–
Canceled		–	–
Expired	(125,000)	0.06	–
Balance as of March 31, 2013	–	–	–

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7 – COMMON STOCK

Quarter Ended March 31, 2013

During the three months ended March 31, 2013, the Company issued 1,200,000 shares of common stock to settle certain debt obligations and to raise $47,000 of capital as more fully described in Note 5.

During the three months ended March 31, 2013, the Company issued 450,000 share of common stock that had a value of $13,500 to certain creditors to settle outstanding debt obligations totaling $549,721 as more fully described in Note 5.

During the quarter ended March 31, 2013, the Company issued 150,000 shares of common stock for $7,500 in cash to a third party investor.

During the quarter ended March 31, 2013, the Company issued 66,747 shares of common stock to pay for $5,340 of accounts payable obligations.

During the quarter ended March 31, 2013, the Company 125,000 shares of common stock valued at $6,250 to a consultant for services.

Quarter Ended March 31, 2012

During the three months ended March 31, 2012, the Company sold 364,444 shares of common stock at a weighted average price of $0.095 per share to individuals for $34,500.

During the three months ended March 31, 2012, the Company received back 161,000 shares of common stock from the son of the Company’s CEO as full repayment or a $16,100 receivable owed to the Company. Because of the related party nature of the transaction, the receivable was classified within Stockholders’ Deficit on the December 31, 2011 balance sheet. The shares were subsequently cancelled by the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s CEO and CFO did not take any compensation for services provided to the Company during the three months ended March 31, 2013 due to the Company’s limited financial resources. The Company recorded $40,500 which represents the estimated fair value of uncompensated services contributed by management during the quarter ended March 31, 2013

The bookkeeper, who is the wife of the CEO, earned $4,500 during the quarter ended March 31, 2013 for services provided to the Company. None of the amounts earned were paid during the quarter.

During the quarter ended March 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company through additional paid in capital.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 4, 2013, the Company sold 1,125,000 shares of restricted common stock at $0.08 per share resulting in cash proceeds to the Company of $90,000.

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 and has determined that there are no additional events to disclose.

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

We advise anyone relying upon this report that any statement of earnings by the company for the quarter ended March 31, 2013 has been obtained solely through the reduction, adjustment or termination of various debt obligations or the sale of assets and does not reflect operating revenues to the Company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt and asset sales. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of our consumer KleverShop® application has been completed and is ready for in-store demonstration. Our retailer and supplier KleverDash® application has completed its database and backend programming and is nearly complete with its user graphical interface. We have selected Wholesome Choice markets as our demonstration store, and we completed our initial in store focus group panel during the second quarter of 2012.

Progress During the Three Months Ended March 31, 2013

Klever has achieved some accomplishments during the first quarter of 2013. Towards our goal of strengthening our balance sheet, we continued to make reductions in our outstanding debt. In the past several years we have reduced our debt from over $5 million to now less than $500,000. We are now also working with an investment relations company to strengthen public awareness of our Company's investment potential.

During this quarter, the Company completed its in-store testing at Wholesome Choice Markets, confirmed the functionality of the KleverShop application in both iPhone and Android applications. During these tests, we identified areas where our application usability can be improved. We want each function to perform as simply and intuitively as possible for our consumers. We have also identified ways to improve the interface with the store point of sale system and reduce reliance on retailer's processing of coupon redemption data, which will have great benefits moving forward. Additional programming resources have been brought into the company and these enhancements are now being implemented. As always, we are adjusting our improvements to take advantage of improving technologies.

With the completion of the programming upgrades over the next several months, our plans are to both expand to additional Wholesome Choice Markets and to expand into a regional market chain to begin revenue operations. To support this effort, we have hired a Director of Sale and Marketing, who formerly was an executive with one of the world's major retailer's, to provide leadership to our sales and marketing efforts. He will not only work to expand into additional market chains but expand our promotional relationships with product suppliers. Along with this growth into additional retailers and suppliers, we will be enhancing our KleverBank™ application.

Notable progress is being made, and the Company is moving forward to a hopefully profitabl future.  However, we must continue to caution the reader that Klever Marketing is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Anticipated Business Development in the Next 12 Months

The next 12 months should lead to even more advances in the Company’s product implementation. Following the latest upgrades to our KleverShop and KleverDash products, along with expansion of our KleverKloud knowledge database, the Company expects to complete its demonstration at Wholesome Choice Markets and launch its commercial operations first locally, then regionally and expanding nationally with major retailer and supplier chains. Subject to raising required capital, we will also be advancing our automated check-out capabilities to improve this aspect of the couponing process.

The marketing and sales tools and resources we are putting in place will be utilized to accommodate our potentially growth. Plans have also been made for the operational needs of our growing product base, which will require expanded server hardware and support network plus additional resources to serve our customers. Accomplishing this growth will require a significant capital infusion or partnership with another Company, and efforts in this direction are at the top of the Company’s priorities. While progress is being made, and the Company is optimistic about its future, we must caution the reader that Klever is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report or in raising capital.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three months ended March 31, 2013, the Company had net income of $705,714 resulting primarily from the debt forgiveness described below as compared to a net loss of $141,620 for the three months ended March 31, 2012.  General and administrative costs decreased to $95,183 for the three months ended March 31, 2013 from $126,149 for the three months ended March 31, 2012. For the three months ended March 31, 2013, accounting fees increased by $5,466 to $23,984 from $18,518 for the three months ended March 31, 2012. The increases were primarily due to the timing of accounting and audit fees incurred in connection with the Company completing its annual audit for the year ended December 31, 2012. In addition, the Company incurred costs of $11,995 to engage a marketing firm to promote the Company’s stock. Depreciation and amortization totaled $3,599 for the three months ended March 31, 2013 compared to $44 for the quarter ended March 31, 2012 as a result of the Company recording amortization of its capitalized software development costs in 2013. The Company did not record any amortization of its capitalized software development costs in 2012. The increases above were more than offset by decreases in costs for legal and outside services of $12,227 and $36,612, respectively.

During the quarter ended March 31, 2013, interest expense increased to $16,626 from $12,289 for the quarter ended March 31, 2012 as a result of increased debt and due to certain proposed settlement agreements the Company has with certain creditors requiring interest to be accrued because the Company was unable to pay the obligation by the contractual deadline. The Company was able to settle many of these obligations during the quarter ended March 31, 2013 so interest expense is expected to decrease in the near future although this could change depending on the structure of future capital raises as to whether they are debt or equity.

During the quarter ended March 31, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had apparently expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the three months ended March 31, 2013, the Company was able to sell 150,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $54,500. During the three months ended March 31, 2013, the Company invested $1,300 in computer equipment and $2,976 in its patents and trademarks for its intellectual property.

During the quarter ended March 31, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the quarter ending March 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

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

Cash flows used by operating activities were $53,834 and $79,357 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in cash flows used in operating activities is primarily due to a decrease in debt forgiveness of $818,708 and a decrease in accrued liabilities of $3,873, partially offset by an increase in net income of $846,334 coupled with increases in stock issued for general and administrative of $6,250 and services contributed by officers of $40,500,

Cash flows used by investing activities totaled $4,276 for the three months ended March 31, 2013 compared to $34,935 for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company incurred costs of $1,300 to purchase computer equipment and spent $2,976 to obtain related patents and trademarks. For the three months ended March 31, 2012, the Company spent $980 to purchase computer equipment, $26,223 on software development costs, and $7,732 to obtain related patents and trademarks.

Cash flows generated from financing activities totaled $67,950 for the three months ended March 31, 2013 as compared to $47,000 for the three months ended March 31, 2012.  During the three months ended March 31, 2013, the Company sold 150,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $54,500. In addition, the Company obtained $13,450 of funds from related party loans from its officers. During the three months ended March 31, 2012, the Company sold 364,444 restricted shares of common stock to individuals for $34,500 and received a stock deposit to purchase 125,000 restricted shares of common stock for $12,500.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2013, our disclosure controls and procedures continue to be ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2013, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

The Company has taken limited steps to meet its Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. We are not materially compliant with the Section 404 requirements.

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

Failure to Fully Comply with Regulatory Requirements

We may at any time face certain sanctions or orders for failure to fully comply with various SEC related regulatory requirements, such as SOX 404 internal compliance standards.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2013, the Company issued 66,747 of restricted common stock to consultants to pay for services provided. The shares were valued at $5,340.

On February 21, 2013, the Company issued 125,000 shares of restricted common stock to a consultant. The shares were valued at $6,250.

On March 18, 2013, the Company sold 150,000 shares of restricted common stock to an individual investor for $7,500 in cash.

During the quarter ended March

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

DATE:   May 14, 2013

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

