Form 10-Q
period 2013-06-30
KLEVER MARKETING INC
filed 2013-08-12
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 8, 2013, there were 50,393,324 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of June 30, 2013 and December 31, 2012 (Audited)	3

	Statements of Operations for the three months and six months ending June 30, 2013 and from inception of Development Stage on July 5, 1996 through June 30, 2013	4

	Statement of Stockholders’ Deficit for the six months ending June 30, 2013	5

	Statements of Cash Flows for the six months ending June 30, 2013 and from inception of Development Stage on July 5, 1996 through June 30, 2013	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors and Uncertainties	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	(Unaudited)
	June 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$132,506	$3,055

Total Current Assets	132,506	3,055

FIXED ASSETS
Capitalized software development and licenses	391,843	291,343
Office Equipment	3,350	2,084
Less accumulated depreciation	(678)	(319)

Total Fixed Assets	394,515	293,108

OTHER ASSETS
Intangibles, net	69,419	62,670

Total Other Assets	69,419	62,670

TOTAL ASSETS	$596,440	$358,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$360,114	$525,589
Accrued liabilities	38,076	1,024,777
Preferred stock dividends	77,798	77,798
Related party notes payable	14,800	11,450
Notes payable	–	15,000

Total Current Liabilities	490,788	1,654,614

Total Liabilities	490,788	1,654,614

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 112,249 issued and outstanding at June 30, 2013 and December 31, 2012, respectively); aggregate liquidation preference of $2,918,474.	1,122	1,122
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 85,075 issued and outstanding at June 30, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $1,446,275.	851	851
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 149,586 issued and outstanding at June 30, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $987,268.	1,496	1,496
Common stock (par value $0.01), 250,000,000 shares authorized, 50,393,124 and 46,626,377 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively.	503,931	466,264
Treasury stock, 100,000 shares at June 30, 2013 and December 31, 2012.	(1,000)	(1,000)
Paid in capital in excess of par value	17,712,952	16,963,780
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,779,915)	(15,394,509)

Total Stockholders' Equity (Deficit)	105,652	(1,295,781)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$596,440	$358,833

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From Inception of Development Stage On July 5, 1996 Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

REVENUES	$–	$–	$–	$–	256,000

EXPENSES

Sales and marketing	–	–	–	–	163,306
General and administrative	84,808	83,379	179,991	209,528	12,397,514
Research and development	5,765	1,787	6,625	3,354	4,784,551

Total Expenses	90,573	85,166	186,616	212,882	17,345,371

OTHER INCOME (EXPENSE)

Other income	–	–	–	–	685,751
Interest income	–	–	–	–	19,152
Interest expense	–	(12,300)	(16,626)	(24,589)	(2,755,234)
Forgiveness of debt	–	–	818,708	–	1,285,662
Gain (loss) on sale of assets	–	–	(325)	–	649,856
Capital gain on sale of investments	–	–	–	–	191,492

Total Other Income (Expense)	–	(12,300)	801,757	(24,589)	76,679

NET INCOME (LOSS) BEFORE INCOME TAXES	(90,573)	(97,466)	615,141	(237,471)	(17,012,692)

INCOME TAXES	(547)	(812)	(547)	(2,427)	(38,617)

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(91,120)	(98,278)	614,594	(239,898)	(17,051,309)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–	–	2,271,394

NET INCOME (LOSS)	$(91,120)	$(98,278)	$614,594	$(239,898)	(14,779,915)

BASIC EARNINGS PER COMMON SHARE	$(0.00)	$(0.00)	$0.01	$(0.01)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	49,241,750	45,977,421	48,343,538	45,846,899

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	49,241,750	45,977,421	68,729,657	45,846,899

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2012	346,910	$3,469	46,626,377	$466,264	$(1,000)	$16,963,780	$(3,333,785)	$(15,394,509)	(1,295,781)

Common Stock issued for accounts payable at $0.08 per share	–	–	66,747	667	–	4,672	–	–	5,339

Issuance of common stock to settle debt obligations and for cash (Note 5)	–	–	1,200,000	12,000	–	48,500	–	–	60,500

Common Stock issued for cash at $0.05 per share	–	–	150,000	1,500	–	6,000	–	–	7,500

Common Stock issued for cash at $0.08 per share	–	–	1,125,000	11,250	–	78,750	–	–	90,000

Common Stock issued for cash at $0.12 per share	–	–	1,100,000	11,000	–	121,000	–	–	132,000

Common Stock issued for services at $0.05 per share	–	–	125,000	1,250	–	5,000	–	–	6,250

Accrued compensation forgiven by officers	–	–	–	–	–	404,250	–	–	404,250

Services contributed by officer	–	–	–	–	–	81,000	–	–	81,000

Net income for six months ended June 30, 2013	–	–	–	–	–	–	–	614,594	614,594

Balance, June 30, 2013	346,910	$3,469	50,393,124	$503,931	$(1,000)	$17,712,952	$(3,333,785)	$(14,779,915)	$105,652

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For th Six Months Ended		From Inception of Development Stage On July 5, 1996 Through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$614,594	$(239,898)	$(14,779,915)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	6,250	6,800	1,283,606
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain) loss on sale/disposal of assets	325	–	(5,170)
Compensation expense from stock options and warrants	–	14,420	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	7,243	125	1,923,496
Write-off bad debts	–	–	15,000
Debt forgiveness	(818,708)	–	(993,533)
Services contributed by officers	81,000	–	141,000
Changes in operating assets and liabilities:
Decrease (increase) in due from related parties	–	–	62,281
(Increase) decrease in other assets and prepaids	–	–	89,238
Increase (decrease) in accounts payable	13,547	(35,435)	547,286
Increase (decrease) in accrued liabilities	(15,426)	164,542	1,088,940

Net Cash Used by Operating Activities	(111,175)	(89,446)	(10,681,481)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	(1,809)	(980)	(591,694)
Capitalized software development costs	(24,000)	(88,223)	(293,943)
Proceeds from sale of intangibles	–	–	516,570
Acquisition of intangibles	(13,415)	(24,807)	(78,586)
Sale of stock	–	–	12,375

Net Cash Used by Investing Activities	$(39,224)	$(114,010)	$(435,278)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

			Inception of
			Development
			Stage On
			July 5, 1996
	For the Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	276,500	84,500	8,011,201
Proceeds from loans	–	–	3,518,202
Proceeds from related party loans	13,450	–	24,900
Repayments on related party loans	(10,100)	–	(55,050)
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	279,850	84,500	11,224,591

NET INCREASE (DECREASE) IN CASH	129,451	(118,956)	107,832

CASH AT BEGINNING OF PERIOD	3,055	177,873	24,674

CASH AT END OF PERIOD	$132,506	$58,917	$132,506

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$–	$–	$1,941

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$11,339	$–

Common stock issued to pay accrued liabilities	$7,500	$–

Common stock to be issued for capitalized software development	$76,500	$–

Accrued compensation forgiven by officers	$404,250	$–

Common stock returned to company to pay related party receivable	$–	$16,100

Accrual for preferred stock dividends payable with preferred shares	$–	$80,602

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods ended June 30, 2012, common stock equivalents related to the conversion of preferred rights have not been included in calculation of diluted earnings per share because they are anti-dilutive.

Following is a reconciliation of the income (loss) per share for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ending June 30,		Six Months Ending June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) before extraordinary items	$(91,120)	$(98,278)	$614,594	$(239,898)
Income from extraordinary items, net of tax	–	–	–	–

Net income (loss)	$(91,120)	$(98,278)	$614,594	$(239,898)

Denominator:
Weighted-average common shares outstanding
Basic	49,241,750	45,977,421	48,343,538	45,846,899
Conversion of preferred rights	–	–	20,386,119	–
Diluted	49,241,750	45,977,421	68,729,657	45,846,899

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$0.01	$(0.01)
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$0.01	$(0.01)

Diluted
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$0.01	$(0.01)
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$0.01	$(0.01)

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $391,843 and $291,343 of capitalized software development costs as of June 30, 2013 and December 31, 2012, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at June 30, 2013 and December 31, 2012. There has been no significant change in the unrecognized tax benefit through June 30, 2013 except for accruing additional interest and penalties.  The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through June 30, 2013, the Company has incurred net losses and, therefore, had no federal income tax liability.  To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative federal net operating loss carry-forward is approximately $14.1 million as of June 30, 2013, and will expire in the years 2015 through 2032. The cumulative state net operating loss carry-forward is approximately $4.9 million as of June 30, 2013, and will expire in the years 2015 through 2027.

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

During the six months ended June 30, 2013 and 2012, the Company incurred costs of $6,625 and $3,354 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of June 30, 2013 and December 31, 2012 for cash, fixed assets, intangibles and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2013 and December 31, 2012.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $614,594 during the six months ended June 30, 2013. The Company did not generate any revenue from product sales during the six months ended June 30, 2013 or June 30, 2012.  As of June 30, 2013, the Company’s current and total liabilities exceeded its current assets by $358,282.  As of June 30, 2013, the Company had $132,506 of cash available on hand.

The Company did make significant progress in improving its financial conditions during the six months ended June 30, 2013 by eliminating $1,261,907 of liabilities. This was accomplished by entering into settlement agreements with certain creditors, through management agreeing to forgive certain compensation obligations owed by the Company, and through certain obligations being eliminated as a result of the statute of limitations expiring. However, the Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The Company raised $276,500 through the sale of common stock during the six months ended June 30, 2013. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2013. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of June 30, 2013 and December 31, 2012, there were 346,910 preferred shares issued and outstanding for all classes, respectively.  As of June 30, 2013, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of June 30, 2013, the Company had accrued and unpaid preferred stock dividends totaling $77,798 relating to dividends for the nine months ended December 31, 2012. In order to further assist the overall financial condition of the Company, the Company’s CEO has agreed to not receive any preferred stock dividends for the six month period from January 1, 2013 to June 30, 2013. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of common stock based on the ratios for each class of preferred stock described below.

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

Initially, Class B Shares were convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment). In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class B preferred stock is convertible into 64.754 shares of common stock upon conversion. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date. In addition, each holder of Class B Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

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

NOTE 5 – DEBT FORGIVENESS

The Company had certain claims against it for unpaid salary and benefits due to former officers and employees that existed on the balance sheet as accrued liabilities as of December 31, 2012. During the six months ended June 30, 2013, management worked to reduce the Company’s total liabilities. As a result, the Company settled certain debt obligations using stock, cash, and certain obligations where the statute of limitations had expired as described below.

Debts Settled for Stock via Escrow Account

During the six months ended June 30, 2013, the Company entered into an agreement with an existing shareholder, four creditors, and two investors whereby the Company contributed 1,200,000 shares of its restricted common stock, the existing shareholder contributed 1,000,000 free trading shares of the Company’s common stock, the creditors contributed the rights to $549,721 of outstanding debts owed by the Company, and two third party investors contributed $47,000 of cash into an escrow account held by the Company’s stock transfer agent. In exchange for the contributions made by each party, the existing shareholder received 1,200,000 shares of restricted common stock, the four creditors received 450,000 shares of free trading common stock valued at $13,500, the third party investors received 550,000 shares of the Company’s free trading common stock, and the Company received $47,000 in cash and settlement of $549,721 in outstanding debts resulting in a gain on Forgiveness of Debt totaling $536,221.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Debts Settled for Cash

During the six months ended June 30, 2013, the Company entered into settlement agreements with three creditors whereby the Company made cash payments totaling $25,450 in exchange for full settlement of 226,432 of outstanding liabilities. The Company recorded a gain on Forgiveness of Debt totaling $200,982 in connection with these transactions.

Debts Where Statute of Limitations Has Most Likely Barred Such Claims

During the six months ended June 30, 2013, the Company also wrote off $81,504 of obligations where the statute of limitations had most likely expired. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a total gain on Forgiveness of Debt totaling $818,708.

Contributed Services

During the six months ended June 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8. During the six months ended June 30, 2013, all of the outstanding stock options issued by the Company expired and the Company had no stock options outstanding as of June 30, 2013.

The summary of option activity for the six months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2012	125,000	0.06	0.25
Granted		–	–
Exercised		–	–
Canceled		–	–
Expired	(125,000)	0.06	–
Balance as of June 30, 2013	–	–	–

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7 – COMMON STOCK

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Company issued 1,200,000 shares of common stock to settle certain debt obligations and to raise $47,000 of capital as more fully described in Note 5.

During the six months ended June 30, 2013, the Company issued 450,000 share of common stock that had a value of $13,500 to certain creditors to settle outstanding debt obligations totaling $549,721 as more fully described in Note 5.

During the six months ended June 30, 2013, the Company issued 150,000 shares of common stock for $7,500 in cash to a third party investor.

During the six months ended June 30, 2013, the Company issued 66,747 shares of common stock to pay for $5,340 of accounts payable obligations.

During the six months ended June 30, 2013, the Company 125,000 shares of common stock valued at $6,250 to a consultant for services.

On April 4, 2013, the Company sold 1,125,000 shares of restricted common stock at $0.08 per share resulting in cash proceeds to the Company of $90,000.

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Company sold 839,444 shares of common stock at a weighted average price of $0.095 per share to individuals for $84,500.

During the six months ended June 30, 2012, the Company issued 60,000 shares of restricted common stock valued at $6,800 or $0.1133 per common share to a consultant.

During the six months ended June 30, 2012, the Company received back 161,000 shares of common stock from the son of the Company’s CEO as full repayment or a $16,100 receivable owed to the Company. Because of the related party nature of the transaction, the receivable was classified within Stockholders’ Deficit on the December 31, 2011 balance sheet. The shares were subsequently cancelled by the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s CEO and CFO did not take any compensation for services provided to the Company during the six months ended June 30, 2013 due to the Company’s limited financial resources. The Company recorded $81,000 which represents the estimated fair value of uncompensated services contributed by management during the six months ended June 30, 2013.

The bookkeeper, who is the wife of the CEO, earned $9,000 during the six months ended June 30, 2013 for services provided to the Company. $7,500 of these amounts were paid during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company through additional paid in capital.

The Company’s CEO, CFO and the bookkeeper who is the wife of the CEO did not take full compensation for services provided to the Company during the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company accrued $90,000 as compensation for the services provided by these individuals to the Company. The Company paid $36,000 of the amount accrued during the six months ended June 30, 2012.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

The son of the Company's CEO provides product development services to the Company. During the six months ended June 30, 2012, the Company recorded $11,500 in Capitalized Software Development costs related to services provided by this individual.

During the six months ended June 30, 2012, the son of the Company’s CEO returned 161,000 restricted shares of the Company’s common stock as full satisfaction of a $16,100 receivable from the individual. The shares were valued at $0.10 per share in this transaction.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 through August 12, 2013 and has determined that there are no subsequent events that should be disclosed.

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

We advise anyone relying upon this report that any statement of earnings by the company for the six ended June 30, 2013 has been obtained solely through the reduction, adjustment or termination of various debt obligations or the sale of assets and does not reflect operating revenues to the Company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt and asset sales. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of our consumer KleverShop® application has been completed and is ready for in-store demonstration. Our retailer and supplier KleverDash® application has completed its database and backend programming and is nearly complete with its user graphical interface. We selected Wholesome Choice markets as our demonstration store, and we completed our initial in store focus group panel during the second quarter of 2012.

Progress During the Three Months Ending June 30, 2013

During the quarter ended June 30, 2013, Klever continued to make significant progress in its plans to financially strengthen the Company, finalize the development of its technology, and further its strategy to commercialize its technology. During the quarter, Klever raised $222,000 through the sale of common stock to individuals. The cash proceeds from this raise enabled a continuation of our debt reduction, along with obtaining the cash needed to fund the programming costs for our product development. As of June 30, 2013, Company assets now exceed our liabilities. During the quarter, we hired an outside consultant to be their Director of Sales and Marketing, Douglas Hill, who has over 25 years of experience in over 40 countries working for Coca Cola. Most recently Doug was the general manager of Coca Cola in Russia and the Ukraine. He is spearheading our retailer and CPG marketing.

Our most recent software upgrades started during the first quarter of 2013 and continued successfully towards completion during the second quarter. We have developed, and are now installing and testing in our demonstration store, a revolutionary process for selecting and redeeming coupons without having to integrate into the retail store's POS system. This advancement is expected to give Klever significant market advantages when dealing with retailers who either have legacy POS systems that are difficult to work with or who are protective of their POS systems and discourage outside direct access. We have also introduced innovative methods of simplifying and speeding up the customer's checkout process with coupons that will appeal to both consumers and retailers. Wholesome Choice of Anaheim California continues to be our test market.

Anticipated Business Development in the Next 12 Months

The next 12 months should lead to even more advances in the Company's product implementation. Following the latest upgrades to our KleverShop® and KleverDash® products, along with expansion of our KleverKloud™ knowledge database, the Company expects to complete its demonstration at Wholesome Choice Markets and launch its commercial operations first locally, then regionally and expanding nationally with major retailer and supplier chains. Subject to raising the required capital, we will also be advancing our automated check-out capabilities to improve this aspect of the couponing process.

We believe that the marketing and sales tools and resources we are putting in place will help us achieve our desired growth. We are developing plans to meet the operational cash flow needs of our growing product base, which will require expanded server hardware and support network plus additional resources to serve our customers. Accomplishing this growth will require a significant capital infusion or partnership with another Company, and efforts in this direction are at the top of the Company's priorities. While progress is being made, and the Company is optimistic about its future, we must caution the reader that Klever is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report or in raising capital.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the three months ended June 30, 2013, the Company had a net loss of $91,120 compared to a net loss of $98,278 for the three months ended June 30, 2012. The decrease in net loss in the current year is primarily due to lower costs for interest expense as the Company had no interest expense in the quarter ended June 30, 2013 compared to $12,300 in the quarter ended June 30, 2012. Interest in the current year was reduced as a result of the debt settlement agreements the Company entered into during the first quarter of 2013. The decrease in interest was partially offset by higher costs for research and development for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Research and development costs in the current quarter were $5,765 as compared to $1,787 in the same period in the prior year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

For the six months ended June 30, 2013, the Company had net income of $614,594 resulting primarily from the debt forgiveness described below as compared to a net loss of $239,898 for the six months ended June 30, 2012.  General and administrative costs decreased to $179,991 for the six months ended June 30, 2013 from $209,528 for the six months ended June 30, 2012. For the six months ended June 30, 2013, accounting fees increased by $12,907 to $36,356 from $23,449 for the six months ended June 30, 2012. The increases were primarily due to $6,250 of stock compensation paid to a financial consultant coupled with $1,500 paid for tax return preparation fees during the six months ended June 30, 2013. The Company did not incur any stock compensation fees during the six months ended June 30, 2012 and tax preparation fees in 2012 were incurred during the third quarter. In addition, the Company incurred costs of $11,995 to engage a marketing firm to promote the Company’s stock, and had depreciation and amortization costs totaling $7,243 for the six months ended June 30, 2013 compared to $125 for the six months ended June 30, 2012 as a result of the Company recording amortization of its capitalized software development costs in 2013. The Company did not record any amortization of its capitalized software development costs in 2012. The increases above were more than offset by decreases in costs for legal, outside services, travel of $13,715, 38,428 and $4,397, respectively.

During the six months ended June 30, 2013, interest expense decreased to $16,626 from $24,589 for the six months ended June 30, 2012 as a result of decreased debt due to certain settlement agreements the Company entered into with its creditors during the first quarter of 2013. Interest expense is expected to decrease in the near future although this could change depending on the structure of future capital raises as to whether they are debt or equity.

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

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the six months ended June 30, 2013, the Company was able to sell 1,675,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $276,500. During the six months ended June 30, 2013, the Company invested $1,809 in computer equipment, $24,000 in capitalized software development, and $13,415 in its patents and trademarks for its intellectual property.

During the six months ended June 30, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the six months ending June 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

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

Cash flows used by operating activities were $111,175 and $89,446 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in cash flows used in operating activities is primarily due to a decrease in debt forgiveness of $818,708 and a decrease in accrued liabilities of $15,426, partially offset by an increase in net income of $854,492 coupled with increases in depreciation and amortization of $7,243, services contributed by officers of $81,000 and accounts payable of $13,547,

Cash flows used by investing activities totaled $39,224 for the six months ended June 30, 2013 compared to $114,010 for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company incurred costs of $1,809 to purchase computer equipment, $24,000 for capitalized software development costs, and spent $13,415 to obtain related patents and trademarks. For the six months ended June 30, 2012, the Company spent $980 to purchase computer equipment, $88,223 on software development costs, and $24,807 to obtain related patents and trademarks.

Cash flows generated from financing activities totaled $279,850 for the six months ended June 30, 2013 as compared to $84,500 for the six months ended June 30, 2012.  During the six months ended June 30, 2013, the Company sold 2,375,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $276,500. In addition, the Company obtained $3,350 of funds from related party loans from its officers. During the six months ended June 30, 2012, the Company sold 839,444 restricted shares of common stock to individuals for $84,500.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2013, our disclosure controls and procedures continue to be ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2013, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC BB exchange under the symbol KLMK.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance. Price fluctuations in the Company’s stock may also be subject to wide fluctuations due to the stock being very thinly traded.

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

On March 18, 2013, the Company sold 150,000 shares of restricted common stock to an individual investor for $7,500.

On April 15, 2013, the Company sold 1,125,000 shares of restricted common stock to an individual for $90,000.

On June 18, 2103, the Company sold 100,000 shares of restricted common stock to an individual for $12,000.

On June 19, 2013, the Company sold 1,000,000 shares of restricted common stock to an individual for $120,000.

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

DATE:  August 12, 2013

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

