Form 10-Q
period 2013-09-30
KLEVER MARKETING INC
filed 2013-11-06
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of October 28, 2013, there were 51,693,124 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of September 30, 2013 and December 31, 2012 (Audited)	3

	Statements of Operations for the three months and nine months ending September 30, 2013 and 2012 and from inception of Development Stage on July 5, 1996 through September 30, 2013	4

	Statement of Stockholders’ Equity for the nine months ending September 30, 2013	5

	Statements of Cash Flows for the nine months ending September 30, 2013 and 2012 and from inception of Development Stage on July 5, 1996 through September 30, 2013	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors and Uncertainties	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$101,467	$3,055

Total Current Assets	101,467	3,055

FIXED ASSETS
Capitalized software development and licenses	395,093	291,343
Office Equipment	3,350	2,084
Less accumulated depreciation	(915)	(319)

Total Fixed Assets	397,528	293,108

OTHER ASSETS
Intangibles, net	87,629	62,670

Total Other Assets	87,629	62,670

TOTAL ASSETS	$586,624	$358,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$293,103	$525,589
Accrued liabilities	51,850	1,024,777
Preferred stock dividends	32,269	77,798
Related party notes payable	7,400	11,450
Notes payable	–	15,000

Total Current Liabilities	384,622	1,654,614

Total Liabilities	384,622	1,654,614

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 119,455 and 112,249 issued and outstanding at September 30, 2013 and December 31, 2012, respectively); aggregate liquidation preference of $3,171,818.	1,195	1,122
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 90,535 and 85,075 issued and outstanding at September 30, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $1,571,803.	905	851
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 159,189 and 149,586 issued and outstanding at September 30, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $1,072,975.	1,592	1,496
Common stock (par value $0.01), 250,000,000 shares authorized, 51,693,124 and 46,626,377 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively.	516,931	466,264
Treasury stock, 100,000 shares at September 30, 2013 and December 31, 2012.	(1,000)	(1,000)
Paid in capital in excess of par value	17,848,259	16,963,780
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,832,095)	(15,394,509)

Total Stockholders' Equity (Deficit)	202,002	(1,295,781)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$586,624	$358,833

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception of Development Stage On July 5, 1996 Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUES	$–	$–	$–	$–	256,000

EXPENSES

Sales and marketing	–	–	–	–	163,306
General and administrative	86,429	98,229	266,420	307,757	12,483,944
Research and development	837	828	7,462	4,182	4,785,388

Total Expenses	87,266	99,057	273,882	311,939	17,432,638

OTHER INCOME (EXPENSE)

Other income	–	–	–	–	685,751
Interest income	–	–	–	–	19,152
Interest expense	–	(13,223)	(16,626)	(37,812)	(2,755,234)
Forgiveness of debt	–	–	818,708	–	1,285,663
Gain (loss) on sale of assets	–	–	(325)	–	649,856
Litigation settlement	35,360	–	35,360	–	35,360
Capital gain on sale of investments	–	–	–	–	191,492

Total Other Income (Expense)	35,360	(13,223)	837,117	(37,812)	112,040

NET INCOME (LOSS) BEFORE INCOME TAXES	(51,906)	(112,280)	563,235	(349,751)	(17,064,598)

INCOME TAXES	(274)	(572)	(821)	(2,999)	(38,891)

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(52,180)	(112,852)	562,414	(352,750)	(17,103,489)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	–	–	2,271,394

NET INCOME (LOSS)	$(52,180)	$(112,852)	$562,414	$(352,750)	(14,832,095)

BASIC EARNINGS PER COMMON SHARE	$(0.00)	$(0.00)	$0.01	$(0.01)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	50,627,091	46,251,377	49,104,938	45,890,225

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	50,627,091	46,251,377	71,577,660	45,890,225

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2012	346,910	$3,469	46,626,377	$466,264	$(1,000)	$16,963,780	$(3,333,785)	$(15,394,509)	(1,295,781)

Common Stock issued for accounts payable at $0.08 per share	–	–	66,747	667	–	4,672	–	–	5,339

Issuance of common stock to settle debt obligations and for cash (Note 5)	–	–	1,200,000	12,000	–	48,500	–	–	60,500

Common Stock issued for cash at $0.05 per share	–	–	150,000	1,500	–	6,000	–	–	7,500

Common Stock issued for cash at $0.08 per share	–	–	1,125,000	11,250	–	78,750	–	–	90,000

Common Stock issued for cash at $0.10 per share	–	–	400,000	4,000	–	36,000	–	–	40,000

Common Stock issued for cash at $0.12 per share	–	–	1,100,000	11,000	–	121,000	–	–	132,000

Common Stock issued for services at $0.05 per share	–	–	125,000	1,250	–	5,000	–	–	6,250

Common Stock issued for services at $0.07 per share	–	–	900,000	9,000	–	54,000	–	–	63,000

Accrued compensation forgiven by officers	–	–	–	–	–	404,250	–	–	404,250

Services contributed by officer	–	–	–	–	–	81,000	–	–	81,000

Preferred stock issued as dividends	22,269	223	–	–	–	77,576	–	–	77,799

Accrual for preferred stock dividend	–	–	–	–	–	(32,269)	–	–	(32,269)

Net income for nine months ended September 30, 2013	–	–	–	–	–	–	–	562,414	562,414

Balance, September 30, 2013	369,179	$3,692	51,693,124	$516,931	$(1,000)	$17,848,259	$(3,333,785)	$(14,832,095)	$202,002

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		From Inception of Development Stage On July 5, 1996 Through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$562,414	$(352,750)	$(14,832,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	6,250	6,800	1,283,606
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain) loss on sale/disposal of assets	325	–	(5,170)
Compensation expense from stock options and warrants	–	14,420	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	11,411	222	1,927,664
Write-off bad debts	–	–	15,000
Debt forgiveness	(818,708)	–	(993,533)
Services contributed by officers	81,000	–	141,000
Changes in operating assets and liabilities:
Decrease (increase) in due from related parties	–	–	62,281
(Increase) decrease in other assets and prepaids	–	–	89,238
Increase (decrease) in accounts payable	23,036	82,176	556,775
Increase (decrease) in accrued liabilities	(1,652)	130,577	1,102,714

Net Cash Used by Operating Activities	(135,924)	(118,555)	(10,706,230)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	(1,809)	(2,084)	(591,694)
Capitalized software development costs	(40,750)	(100,223)	(310,693)
Proceeds from sale of intangibles	–	–	516,570
Intellectual property development costs	(35,555)	(33,448)	(100,726)
Sale of stock	–	–	12,375

Net Cash Used by Investing Activities	(78,114)	(135,755)	(474,168)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended		From Inception of Development Stage On July 5, 1996 Through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	316,500	84,500	8,051,201
Proceeds from loans	–	3,000	3,518,202
Proceeds from related party loans	13,450	–	24,900
Repayments on related party loans	(17,500)	–	(62,450)
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	312,450	87,500	11,257,191

NET INCREASE (DECREASE) IN CASH	98,412	(166,810)	76,793

CASH AT BEGINNING OF PERIOD	3,055	177,873	24,674

CASH AT END OF PERIOD	$101,467	$11,063	$101,467

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$100	$–	$2,041

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$11,339	$–

Common stock issued to pay accrued liabilities	$7,500	$–

Common stock to be issued for capitalized software development	$63,000	$–

Accrued compensation forgiven by officers	$404,250	$–

Common stock returned to company to pay related party receivable	$–	$16,100

Accrual for preferred stock dividends payable with preferred shares	$32,269	$98,290

Preferred stock issued to pay dividends	$77,798	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods where the Company incurred a net loss, common stock equivalents related to the conversion of preferred rights have not been included in calculation of diluted earnings per share because they are anti-dilutive.

Following is a reconciliation of the income (loss) per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2013	2012	2013	2012
Numerator:

Income (loss) before extraordinary items	$(52,180)	$(112,852)	$562,414	$(352,750)
Income from extraordinary items, net of tax	–	–	–	–

Net income (loss)	$(52,180)	$(112,852)	$562,414	$(352,750)

Denominator:
Weighted-average common shares outstanding
Basic	50,627,091	46,251,377	49,104,938	45,890,225
Conversion of preferred rights	–	–	22,472,722	–
Diluted	50,627,091	46,251,377	71,577,660	45,890,225

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$0.01	$(0.01)
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$0.01	$(0.01)

Diluted
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$0.01	$(0.01)
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$0.01	$(0.01)

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $395,093 and $291,343 of capitalized software development costs as of September 30, 2013 and December 31, 2012, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at September 30, 2013 and December 31, 2012. There has been no significant change in the unrecognized tax benefit through September 30, 2013 except for accruing additional interest and penalties.  The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through September 30, 2013, the Company has incurred net losses and, therefore, had no federal income tax liability.  To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved.  The cumulative federal net operating loss carry-forward is approximately $14.1 million as of September 30, 2013, and will expire in the years 2015 through 2032. The cumulative state net operating loss carry-forward is approximately $4.8 million as of September 30, 2013, and will expire in the years 2015 through 2027.

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

During the nine months ended September 30, 2013 and 2012, the Company incurred costs of $7,462 and $4,182 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2013 and December 31, 2012 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $562,414 during the nine months ended September 30, 2013. The Company did not generate any revenue from product sales during the nine months ended September 30, 2013 or September 30, 2012.  As of September 30, 2013, the Company’s current and total liabilities exceeded its current assets by $283,155.  As of September 30, 2013, the Company had $101,467 of cash available on hand.

The Company did make significant progress in improving its financial conditions during the nine months ended September 30, 2013 by eliminating $1,261,907 of liabilities. This was accomplished by entering into settlement agreements with certain creditors, through management agreeing to forgive certain compensation obligations owed by the Company, and through certain obligations being eliminated as a result of the statute of limitations expiring. However, the Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The Company raised $316,500 through the sale of common stock during the nine months ended September 30, 2013. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2013. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes.  As of September 30, 2013 and December 31, 2012, there were 369,179 preferred shares issued and outstanding for all classes, respectively.  As of September 30, 2013, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of September 30, 2013, the Company had accrued and unpaid preferred stock dividends totaling $32,269 relating to dividends for the three months ended September 30, 2013. In order to further assist the overall financial condition of the Company, the Company’s CEO has agreed to not receive any preferred stock dividends for the six month period from January 1, 2013 to June 30, 2013. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

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

Initially, Class B Shares were convertible into Common Stock at an initial conversion price of $1.70 (subject to adjustment). In November 2011, the board passed a resolution and clarified that the adjusted conversion price meant that each share of Class B preferred stock is convertible into 64.754 shares of common stock upon conversion. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Such dividends shall be cumulative and may be paid in cash or in kind through the distribution of ..0425 Class B Shares, of the same Series for which the dividend is accrued, for each outstanding Class B Share, on each dividend payment date. In addition, each holder of Class B Shares is entitled to receive, when and as declared, a dividend equal to each dividend declared and paid on the shares of Common Stock, on a share for share basis.

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

NOTE 5 – DEBT FORGIVENESS

The Company had certain claims against it for unpaid salary and benefits due to former officers and employees that existed on the balance sheet as accrued liabilities as of December 31, 2012. During the nine months ended September 30, 2013, management worked to reduce the Company’s total liabilities. As a result, the Company settled certain debt obligations using stock, cash, and certain obligations where the statute of limitations was believed to have run as described below.

Debts Settled for Stock via Escrow Account

During the nine months ended September 30, 2013, the Company entered into an agreement with an existing shareholder, four creditors, and two investors whereby the Company contributed 1,200,000 shares of its restricted common stock, the existing shareholder contributed 1,000,000 free trading shares of the Company’s common stock, the creditors contributed the rights to $549,721 of outstanding debts owed by the Company, and two third party investors contributed $47,000 of cash into an escrow account held by the Company’s stock transfer agent. In exchange for the contributions made by each party, the existing shareholder received 1,200,000 shares of restricted common stock, the four creditors received 450,000 shares of free trading common stock valued at $13,500, the third party investors received 550,000 shares of the Company’s free trading common stock, and the Company received $47,000 in cash and settlement of $549,721 in outstanding debts resulting in a gain on Forgiveness of Debt totaling $536,221.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Debts Settled for Cash

During the nine months ended September 30, 2013, the Company entered into settlement agreements with three creditors whereby the Company made cash payments totaling $25,450 in exchange for full settlement of 226,432 of outstanding liabilities. The Company recorded a gain on Forgiveness of Debt totaling $200,982 in connection with these transactions.

Debts Where Statute of Limitations Has Most Likely Barred Such Claims

During the nine months ended September 30, 2013, the Company also wrote off $81,504 of obligations where the statute of limitations was believed to have run. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a total gain on Forgiveness of Debt totaling $818,708.

Contributed Services

During the nine months ended September 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation related to prior years that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

For the six months ended June 30, 2013, the Company’s officers agreed to not take any compensation which resulted in the Company recording $81,000 in contributed services for that period.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8. During the nine months ended September 30, 2013, all of the outstanding stock options issued by the Company expired and the Company had no stock options outstanding as of September 30, 2013.

The summary of option activity for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2012	125,000	0.06	0.25
Granted		–	–
Exercised		–	–
Canceled		–	–
Expired	(125,000)	0.06	–
Balance as of September 30, 2013	–	–	–

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7 – COMMON STOCK

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued 1,200,000 shares of restricted common stock and a shareholder contributed 1,000,000 free trading shares into an escrow account to settle certain debt obligations and to raise $47,000 of capital. In connection with the same transaction, 450,000 share of free trading common stock that had a value of $13,500 were issued to certain creditors to settle outstanding debt obligations totaling $549,721 and investors paid $47,000 for 550,000 free trading common shares as more fully described in Note 5.

During the nine months ended September 30, 2013, the Company issued 2,775,000 shares of restricted common stock for $269,500 in cash to third party investors.

During the nine months ended September 30, 2013, the Company issued 66,747 shares of restricted common stock to pay for $5,339 of accounts payable obligations.

During the nine months ended September 30, 2013, the Company 1,025,000 shares of restricted common stock valued at $69,250 to consultants for services.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Company sold 839,444 shares of common stock at a weighted average price of $0.095 per share to individuals for $84,500.

During the nine months ended September 30, 2012, the Company issued 60,000 shares of restricted common stock valued at $6,800 or $0.1133 per common share to a consultant.

During the nine months ended September 30, 2012, the Company received back 161,000 shares of common stock from the son of the Company’s CEO as full repayment or a $16,100 receivable owed to the Company. Because of the related party nature of the transaction, the receivable was classified within Stockholders’ Deficit on the December 31, 2011 balance sheet. The shares were subsequently cancelled by the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to the Company’s limited financial resources, the Company recorded $81,000 which represents the estimated fair value of uncompensated services contributed by management during the six months ended June 30, 2013. The Company accrued $40,500 for compensation for the CEO during the three months ended September 30, 2013 of which $27,000 was paid during the three months ended September 30, 2013. The Company accrued $135,000 for compensation for services provided by management for the nine months ended September 30, 2012. The Company paid $37,500 of the amount accrued and the balance became part of the $404,250 of officer services that were contributed to the Company as described below.

The bookkeeper, who is the wife of the CEO, earned $13,500 during the nine months ended September 30, 2013 for services provided to the Company. $12,000 of these amounts were paid during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them from prior years services and contribute the value of those services to the Company through additional paid in capital.

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

NOTE 9 – LITIGATION SETTLEMENT

During the second quarter of 2013, the Company filed lawsuits against certain defendants for infringement against patents owned by the Company. During the three months ended September 30, 2013, the Company entered into a settlement agreement with one of the defendants and received $35,360 in net proceeds from the settlement.

NOTE 10 – SUBSEQUENT EVENTS

The Company entered into settlement agreements with two defendants for which the Company had filed law suits for related to patent infringement. Pursuant to the terms of the settlement agreements, the Company will receive net proceeds of $42,625.

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 through November 6, 2013 and has determined that there are no other subsequent events that should be disclosed.

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

We advise anyone relying upon this report that any statement of earnings by the company for the nine months ended September 30, 2013 has been obtained solely through the reduction, adjustment or termination of various debt obligations and through net proceeds received in a litigation settlement and does not reflect operating revenues to the Company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt and asset sales. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

Progress During the three Months Ending September 30, 2013

During the three months ending September 30, 2013, Klever focused on further enhancements of its KleverShop® and KleverDash® products to assure that our products will achieve wide public acceptance. In August 2013, our unique, and now patented, Hook and Tender redemption process was successfully tested and demonstrated without any flaws in our proprietary retail store. This process allows us to redeem the selected coupons at checkout through a single SKU without going through any loyalty card or other unique identifier process. This gives us access to the over 30,000 locally owned retail grocery stores that do not have loyalty programs. Our simplified process requires no special cashier training and is a true breakthrough in coupon redemption processing without having to become deeply integrated into the store’s point of sales (“POS”) system. With this technology, we are able to print verification reports of all Klever coupon redemptions and print the customer savings amount on the customer receipt.

During the third quarter, we conducted a focus group test and survey of our complete KleverShop® and KleverDash® applications, after which Paul Begum, CEO Klever Marketing, Inc., remarked, “The results and enthusiasm of both Focus Group shoppers and retailer cashiers, who tested the state-of-the-art KleverShop® Android and iPhone Apps were extraordinary. The KleverShop® app demonstrated a high level of shopper acceptance, easy-to-use paperless ‘Green’ electronic coupon scanning and clipping features and measureable retailer efficiency gains at checkout lanes, entirely redefining the checkout and shopping experiences of how shoppers shop the store today. And KleverDash® proved itself as a crucial link to real-time promotional management and greater financial returns to retailers and CPGs. I was particularly pleased at how KleverDash® delivers our patented Chime Time Awards® in-store promotions program.”

During the quarter, the Company also contracted with two highly experienced retailer-CPG industry consultants, both of whom are focusing on setting up future operational and deployment plans for the Company's proprietary KleverShop®, KleverDash®, KleverBank®and KleverKloud® solutions.

The Company’s management interviewed several investor relations firms this quarter with the goal of widening investor awareness of the unique technology gains, consumer acceptance results and additional patent protections that have been achieved by the Company. We anticipate selecting a firm to work with during the fourth quarter of this year.

We also continue to protect the Company's assets through our aggressive patent program and have begun to settle with certain infringing companies.

Anticipated Business Development in the Next 12 Months

The Company’s objectives for the next 12 months remain the same. We will continue to enhance and simplify the KleverShop® and KleverDash® applications to assure maximum user acceptance. We are linking the KleverBank® process to make it an essential bridge to simplify manufacturer’s coupon offerings. This process is planned for completion in the fourth quarter. We are already planning for expansion into a second retailer’s store and expect that be completed early next year. From there we plan to expand into a regional retailer that has 12-15 stores, followed by a larger retailer of at least 150 stores. Ultimately, we plan to work with major retailers and supplier chains.

Plans have also been made for the operational needs of our growing product base, which will require expanded server hardware and support network plus additional resources to serve our customers. Accomplishing this growth will require an additional capital infusion or partnership with another Company, and efforts in this direction are gaining momentum. While progress is being made, and the Company is optimistic about its future, we must caution the reader that Klever is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report or in raising capital.

No warranty or assurance of the future plans or business success can be given.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the three months ended September 30, 2013, the Company had a net loss of $52,180 compared to a net loss of $112,852 for the three months ended September 30, 2012. The decrease in net loss in the current year is primarily due to lower costs for general and administrative and interest expense coupled with $35,360 of net proceeds received in the current year in connection with a patent infringement litigation settlement. General and administrative costs were reduced from $98,229 for the three months ended September 30, 2012 to $86,429 for the three months ended September 30, 2013. The reduction in costs was primarily due to reduced costs for accounting fees of approximately $17,556 partially offset by an increase in legal fees of $4,069. Accounting fees in 2012 were higher primarily due to the Company’s restatement of its 2011 10-K that took place during the third quarter of 2012. Legal fees were higher for the three months ended September 30, 2013 because of increased legal costs associated with the Company’s intellectual property. The Company had no interest expense during the quarter ended September 30, 2013 compared to $13,323 in the quarter ended September 30, 2012. Interest in the current year was reduced as a result of the debt settlement agreements the Company entered into during the first quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, the Company had net income of $562,414 resulting primarily from the debt forgiveness described below as compared to a net loss of $352,750 for the nine months ended September 30, 2012.  General and administrative costs decreased to $266,420 for the nine months ended September 30, 2013 from $307,757 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, accounting fees, legal fees, travel, and outside services decreased by $4,649, $9,645, $4,368, and $35,360, respectively. Accounting and legal fees decreased for the nine months ended September 30, 2013 as compared to the same period for the prior year primarily due to the Company’s restatement of its 2011 10-K that took place in 2012 coupled with increased legal costs associated with the Company’s intellectual property. Travel costs were down due to less travel associated with raising capital and outside services were down due to the Company spending less money on outside consultants as a result of limited cash resources. These decreases were partially offset by increased costs for amortization of the Company’s patents and trademarks of $10,595 and increased costs for stock promotion of $11,995 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Amortization costs increased due to increased costs for amortization of the Company’s intellectual property. Stock promotion costs were up due to the Company hiring a firm to promote its stock during the first quarter of 2013. The Company did not incur any amortization or stock promotion costs during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, interest expense decreased to $16,626 from $37,812 for the nine months ended September 30, 2012 as a result of decreased debt due to certain settlement agreements the Company entered into with its creditors during the first quarter of 2013. Interest expense is expected to remain low in the near future although this could change depending on the structure of future capital raises as to whether they are debt or equity.

During the quarter ended March 31, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations has apparently run. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the third quarter of 2013, the Company entered into a settlement agreement to resolve a patent infringement lawsuit. The Company received $35,360 of net proceeds in connection with the settlement.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the nine months ended September 30, 2013, the Company was able to sell 2,775,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $316,500. During the nine months ended September 30, 2013, the Company invested $1,809 in computer equipment, $40,750 in capitalized software development, and $35,555 in its patents and trademarks for its intellectual property.

During the nine months ended September 30, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the nine months ending September 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

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

Cash flows used by operating activities were $135,924 and $118,555 for the nine months ended September 30, 2013 and 2012, respectively.  The increase in cash flows used in operating activities is primarily due to a decrease in debt forgiveness of $818,708, partially offset by an increase in net income of $915,164 coupled with increases in depreciation and amortization of $11,411, services contributed by officers of $81,000 and accounts payable of $23,036.

Cash flows used by investing activities totaled $78,114 for the nine months ended September 30, 2013 compared to $135,755 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company incurred costs of $1,809 to purchase computer equipment, $40,750 for capitalized software development costs, and spent $35,555 to develop related patents and trademarks. For the nine months ended September 30, 2012, the Company spent $2,084 to purchase computer equipment, $100,223 on software development costs, and $33,448 to obtain related patents and trademarks.

Cash flows generated from financing activities totaled $312,450 for the nine months ended September 30, 2013 as compared to $87,500 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, the Company sold 2,775,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $316,500. In addition, the Company used $4,050 to repay related party loans from its officers. During the nine months ended September 30, 2012, the Company sold 839,444 restricted shares of common stock to individuals for $84,500.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2013, our disclosure controls and procedures continue to be ineffective.  The small size of our company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2013, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2012 or during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 15, 2013, the Company sold 400,000 shares of restricted common stock to two individuals for $40,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)
3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)
3.03	Bylaws, as amended (2)
4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)
4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)
4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)
4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (5)
4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (5)
10.01	Separation Agreement between Paul G. Begum and the Registrant, dated January 8, 2001 (2)
10.02	Stock Incentive Plan, effective June 1, 1998 (2)
10.03	Amended and Restated Promissory Note (Secured) of the Registrant payable to Presidio Investments, LLC, dated June 27, 2000, with Financing Statement and Exhibit “A” (2)
10.04	Intercreditor Agreement between Seabury Investors III, Limited Partnership, The Olson Foundation, Presidio Investments, LLC, and the Registrant dated August 27, 2001 (4)
10.05	Asset purchase agreement dated August 27, 2004 (6)
10.06	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (7)
10.07	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

______________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

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

DATE: November 6, 2013

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

