Form 10-K
period 2013-12-31
KLEVER MARKETING INC
filed 2014-03-17
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  _________

Commission file number: 0-18834

Klever Marketing, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3688583
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 East 6600 South Suite 305 Salt Lake City, UT	84121
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.10 as quoted on the OTCBB, on June 30, 2013, is $3,259,185. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 32,591,185.

As of March 13, 2014, there were 51,803,124 common shares issued and outstanding.

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

ii

PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

General

Klever Marketing, Inc. was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, and market electronic in-store advertising, directory and coupon services which have potential for profit.  The Company successfully conducted two in-store demonstrations of its shopping cart technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Programs.  Subsequently, in 2010, the Company shifted its business model to mobile technology and has aggressively developed new applications using this technology, which it expects to market and release in the near future. The Company is currently testing its mobile technology in a pilot store in Anaheim, California.

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of the consumer KleverShop® application has been completed and successfully tested in our- demonstration store. The retailer and supplier KleverDash® application has completed its database and backend programming, complete with an revised graphical user interface, and successfully tested in our demonstration store.

Brief History of Klever's Mobile Operations

At the end of 2010 the Company hired an independent consultant to review the prospect of shifting Klever's shopping cart software system to mobile operations. The consultant's study determined not only the timing as being now but also the feasibility of greatly expanding the Company's software capability with mobile applications and the benefits of coupling of our products with new social network marketing technology. The first half of 2011 was spent defining the new mobile shopping system requirements and patentable processes. During the second half of the year, a contract was signed for mobile application development and work began. During 2012, the KleverShop, KleverDash and backend KleverKloud systems were developed by Qualzoom, a US company with US trained staff working overseas. During 2012, the software systems were successfully developed and tested in a retail store at yearend. During 2012, the software systems were successfully developed. Testing was conducted in our demonstration retail store at yearend and drew repeated interest and high appeal from our potential retail customers and consuming public.

The software development was successful enough that Klever realized further enhancements could be added to make it even more valuable and greater focus could be placed on the screen graphics and ease of use. Accordingly, the company undertook additional software development in 2013.

2013 Mobile Application Development and Implementation

The Company's 2013 software development has been very successful. At the beginning of the year, as the Company took an expanded look at the potential of a total digital solution, it became clear that further software development could result in a significant separation from our competitors who were starting to release other grocery applications. The Company saw that other solutions were being quickly released on the market without really solving the need to interact with a store's POS system and efficiently select, redeem and clear coupons. In fact many solutions on the market today still require printing of digital coupons, which to us offers no consumer advantage over current practices, and other users were taking pictures of existing coupons which raise the issue of authenticity. The Company still saw a limited ability among the competition to properly transact coupons.

Accordingly, with some concern from stockholders who wanted us to rollout the product now, we undertook additional development efforts and a refreshed and simplified look of the actual KleverShop consumer application - all the while protecting the Company with additional patent claims. Having looked at other partially developed applications and knowing the importance of first impressions with new software, the Company was well aware of the risks of rolling out its software too soon. The Company proceeded to develop a unique and patent protected method of interacting with the Store's POS without adding built- in software to their processes. This "Hook and Tender" process as we call it, allows consumers to obtain a unique, bar code that consolidates their selected coupons, to scan their mobile phone at checkout and quickly tap into the POS to redeem the coupon savings, print out the normal receipt now showing the consumer's savings from Klever, and prepare a daily, auditable transaction report identifying each coupon or promotion redeemed, the redemption value and revenues to Klever. The Company has tested this process extensively and we are confident of its reliability, accuracy and retail/consumer appeal. This is a major asset for Klever. The Company's software functions now with Retalix ISS45 software which is in use in about 14,000 markets. Our software is transferable to other POS software with some additional, minimal application programming, which has not yet been undertaken. That will be done after the current software is operational and revenues are flowing to the Company.

During 2013, as a result of arrangements made by management, the Company had access to a demonstration store for the entire year to test each of the software developments against the current hardware and software. In September the Company also conducted a focus group with users recruited from the store's consumers' and carefully noted the features that are attractive and working well and those that could be improved. At this stage the Company was transitioning from developmental programming, which now worked proficiently, to operational refinements for ease of use by consumers and retailers. Methods were found to eliminate steps, improve navigation and other detailed features.

Following implementation of the changes made from the Focus Group, in November the Company again recruited additional users at the store to test the refinements, and at this stage found that few improvements were needed. The Company continued its transformation from a development company to an operational company, addressing the operational issues of conducting promotional transactions and marketing the products. The demonstration store check-out staff were trained in the use of the KleverShop application. The patented Chime-Time Awards program was executed successfully with many options available to store management. The KleverDash retailer promotion tracking program, that allows retailers suppliers to view the real-time redemption of coupons and other promotions, was successfully utilized. The KelverBank deposit and redemption center for developing and operating coupon redemption programs was expanded and successfully utilized. The accounting processes were developed along with the contract forms for use with pending retail customers. The Company also prepared the necessary documentation of its software applications.

The Company's KleverShop™ and KleverDash™ software, utilizing the KleverBank® and operating in the KleverKloud®, now allows retailers and suppliers to establish and manage digital promotion campaigns with far greater accuracy and flexibility than current technology provides. These products can revolutionize the way consumers, retailers and suppliers interact by offering many specialized or time-sensitive promotions not currently available. Much more information can be given to consumers. Retailers and suppliers have much greater control. And the speed and reliability of transactions and their clearing is greatly accelerated.

Anticipated Business Development in the Next 12 Months

During 2014, the Company intends to move forward along several paths. We will continue to strengthen our balance sheet, and reduce our outstanding debt and seek additional capital investment. Additionally, we will be working with an investment relations company to strengthen public awareness of our Company's investment potential. We will strengthen our KleverShop® and KleverDash™ systems to improve the consumer experience and ability of suppliers to manage their promotional programs. We are looking to expand into a regional super market chain of moderate size to test the multi-store usability of our software systems, and by late fall we are targeting to land a major supermarket chain. By that time we expect to have promotional relationships with numerous product suppliers. We will begin heavily promoting our KleverBank® system for promotions management and consumer redemption, which, if successful, should place our Company in an advantageous position. We, of course aren't the only Company developing digital solutions for coupon management. There are several applications on the market now; but in our opinion these have limited capability. We expect to differentiate ourselves by being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward to an exciting future. However, we must caution the reader that Klever Marketing is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

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

Our independent accountant’s report to our audited consolidated financial statements for the year ended December 31, 2013, indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

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

2013:	High	Low
First Quarter	$0.08	$0.03
Second Quarter	$0.13	$0.03
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.04

2012:	High	Low
First Quarter	$0.21	$0.02
Second Quarter	$0.16	$0.09
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.08	$0.02

The number of shareholders of record of the Company's common stock as of December 31, 2013 was approximately 911.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future.  It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On March 18, 2013, the Company issued 150,000 shares of common stock at $0.05 per share to an investor resulting in cash proceeds to the Company of $7,500.

On April 15, 2013, the Company sold 1,125,000 shares of common stock at $0.08 per share to an investor resulting in cash proceeds to the Company of $90,000.

On June 14, 2013, the Company sold 1,000,000 shares of common stock at $0.12 per share to an investor resulting in cash proceeds to the Company of $120,000.

On June 18, 2013, the Company sold 100,000 shares of common stock at $0.12 per share to an investor resulting in cash proceeds to the Company of $12,000.

On August 16, 2013, the Company sold 200,000 shares of common stock at $0.10 per share to an investor resulting in cash proceeds to the Company of $20,000.

On August 16, 2013, the Company sold 200,000 shares of common stock at $0.10 per share to an investor resulting in cash proceeds to the Company of $20,000.

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

Beneficial Ownership Compliance Reporting

The Company is aware of the following share and option transactions for the reporting period ending December 31, 2013 for which neither Form 4 nor Form 5 were filed.

Name	Officer or Board Member	Number of Shares	Share Price	Option Price	Total Cost	Date	No. of Years

DBH Consulting (b)	No	51,622	$0.08		$4,130	1/2/2013
Tom Ness (b)	No	15,125	$0.08		$1,210	1/2/2013
DBH Consulting (b)	No	125,000	$0.05		$6,250	2/21/2013
John Hastings (a)	No	150,000	$0.05		$7,500	3/18/2013
Douglas Hill (a)	No	1,125,000	$0.08		$90,000	4/15/2013
John III Pinches (a)	No	1,000,000	$0.12		$120,000	6/14/2013
John Pinches (a)	No	100,000	$0.12		$12,000	6/17/2013
Nargis Menon (a)	No	200,000	$0.10		$20,000	8/16/2013
Terence Savas (a)	No	200,000	$0.10		$20,000	8/16/2013
Mohammad AlSuliman (b)	No	435,000	$0.10		$43,500	9/30/2013
Yousef Abed (b)	No	465,000	$0.10		$46,500	9/30/2013

(a) Stock issued for cash

(b) Stock issued for service

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS

For the year ended December 31, 2013, the Company net operating income of $521,067. To date the Company has not had any revenues from operations. Since inception, the Company’s primary source of funding has come through the unregistered sales of restricted common stock, sales proceeds from selling certain non-core intangible assets and net proceeds from settling patent suits.

The Company is dependent on obtaining additional capital to complete its mobile technology deployment and makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues. During the past year, the Company has relied exclusively upon interim capital financing for its continuation.

Results of Operations - For the year ended December 31, 2013, the Company generated a net operating income of $521,067 as compared to a net loss of $450,571 for the year ended December 31, 2012.  The income generated in 2013 is primarily from gains on debt forgiveness of $818,708 coupled with net proceeds from patent infringement litigation of $94,485 partially offset by ongoing operating expenses. The 2012 net loss is primarily the result of expenditures on development of the Company’s mobile applications and ongoing administrative expenses.   The Company remains in the product development stage and generated no revenue in 2013 or 2012.  During 2012 and 2013, the Company’s expenditures were directed at developing software for its mobile phone applications. During the summer of 2013, the Company completed a successful test of its KleverShop® application.

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

General and administrative expenses for the year ended December 31, 2013 decreased by $17,003 or 4.4% to $371,039 from $388,042 for the year ended December 31, 2012.   The primary reason for the overall decrease in general and administrative expenses is due to decreased costs for stock promotion, amortization, and outside services. Stock promotion costs increased from $2,500 in 2012 to $24,738 in 2013 as the Company tried various programs to increase investor awareness of its stock and product development progress. Amortization costs increased to $15,631 in 2013 compared to $3,051 in 2012 as a result of the Company’s increased amortization associated with the Company’s patents and trademarks. These increases were offset by a $4,377 reduction in travel costs, a $4,543 decrease in accounting fees, a $14,420 decrease in expenses for stock options, and a $13,162 decrease in outside services for the year ended December 31, 2013 as compared to 2012.

During the year ended December 31, 2013 research and development costs decreased by 62.5% from $7,833 in 2012 to $2,940 in 2013.  During 2013, the Company incurred less costs to develop its technology than it did in 2012; however, the decrease in R&D expenses was due primarily to the Company obtaining technological feasibility with its mobile software development and capitalizing $130,987 as compared to $100,223 of development costs for the year ended December 31, 2012.

Other income (expense) increased to $896,242 in 2013 from ($48,368) in 2012 representing an increase of $944,610.  In 2012, other income (expense) consisted of interest expense. During 2013, the Company generated a gain on debt forgiveness of $818,708, $94,485 in net proceeds from patent infringement legal settlements, partially offset by ($16,626) in interest expense and a ($325) loss on disposal of assets.

Income tax expense decreased to $1,196 for the year ended December 31, 2013 compared to $6,328 for the year ended December 31, 2012 primarily due to management recording a liability of $29,101 during the fourth quarter of 2011 relating to the Company’s uncertain tax positions. Approximately $5,328 of the 2012 income tax expense related to interest and penalties are being accrued but not paid in connection with the Company’s uncertain tax positions. Tax expense in 2013 included $1,096 in interest and penalties associated with the Company’s uncertain tax positions.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.  During the year ended December 31, 2013, the Company was able to sell 2,775,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $316,500. During the year ended December 31, 2013, the Company invested $1,809 in computer equipment, $66,760 in capitalized software development, and $39,859 in its patents and trademarks for its intellectual property.

During the year ended December 31, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the year ended December 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

As of December 31, 2013, our cash position was $51,654, compared with $3,055 as of December 31, 2012.  We anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors.  Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations.  From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used by operating activities – The Company used $148,023 and $168,364 for operating activities for the years ended December 31, 2013 and 2012, respectively.  The increase in cash flows used in operating activities is primarily due to a decrease in debt forgiveness of $818,708, partially offset by an increase in net income of $971,638 coupled with year over year increases in depreciation and amortization of $13,076, and services contributed by officers of $81,000, accounts payable of 36,354 and accrued liabilities of $175,666.

Cash flows used by investing activities – The Company used $108,428 of cash flows in investing activities for the year ended December 31, 2013 compared to $139,904 for the year ended December 31, 2012. During the year ended December 31, 2013, the Company incurred costs of $1,809 to purchase computer equipment, $66,760 for capitalized software development costs, and spent $39,859 to develop related patents and trademarks. For the year ended December 31, 2012, the Company spent $2,084 to purchase computer equipment, $100,223 on software development costs, and $37,597 to obtain related patents and trademarks.

Cash flows generated from financing activities – The Company generated cash flows from financing activities of $305,050 for the year ended December 31, 2013 as compared to $133,450 for the year ended December 31, 2012.  During the year ended December 31, 2013, the Company sold 2,775,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $316,500. In addition, the Company used cash net of borrowings of $11,450 to repay related party loans from its officers. During the year ended December 31, 2012, the Company sold 839,444 restricted shares of common stock to individuals for $122,000 and received $11,450 from related party borrowings.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2013, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to add any additional members to its Audit Committee due its limited financial resources. When the Company obtains sufficient funding, Management intends to add additional members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above.   The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	73	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	71	COO and CFO	Future shareholder meeting

Jerry P. Wright	61	Director	Future shareholder meeting

Paul G. Begum, Founder, age 73 returned to the Board of Directors in February, 2007.  Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical productions. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell age 71 retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world.  He has been responsible for the design and implementation of major software developments and installations.  He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia.  He has broad experience in both managing day-to-day project operations and a portfolio of programs.  Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright age 61 is the CEO and President of United Potato Growers of America with a broad experience in the food production, packaged goods manufacturing and retail sales industries.  Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with.  Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations.  His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing.  Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2013, the Company did not have a functioning Audit and Compliance Committee.  The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid for the years ended December 31, 2013 and 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
Name and Principal Position	Year Ended Dec 31,	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Underlying Options /SAR’s	LTIP	All Other Compensation

Paul G. Begum Chairman/CEO*	2013	$54,000	$0	$0	$0	$0	$0	$0

	2012	$27,000	$0	$0	$0	$0	$0	$0

Robert Campbell COO	2013	$0	$0	$0	$0	$0	$0	$0

	2012	$0	$0	$0	$0	$0	$0	$0

*Services provided through PSF Inc., a company owned by Mr. Begum.

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2013, to the chief executive officer, chief financial officer, and directors of the Company.  As shown, no grants of options took place and no options are outstanding as of December 31, 2013.

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

ITEM 12.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or was known by the Company to own beneficially shares of stock that have more than 5% of the 73, 848,851 (51,693,124 common plus 22,155,727 preferred) votes as of December 31, 2013.  The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers & >5% Stock Owners

Paul G. Begum (through PSF Inc. and Tree of Stars, Inc.)	Direct	10,642,075
30251 Golden Lantern	Preferred	22,616,711
Suite E, PMB 411	Options/Warrants	–
Laguna Niguel, CA 92677	Total	33,258,786	44.76%

Robert A. Campbell	Direct	4,669,000
991 Rippey Sreet	Preferred	–
El Cajon, CA 92020	Options/Warrants	–
	Total	4,669,000	6.28%

Terry Warner	Direct	3,789,292
(through Mahalo, LLC and Zedeka, LLC)	Preferred	–
	Options/Warrants	–
	Total	3,789,292	5.10%

Total		41,717,078	56.14%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director and Officer Loans to the Company

Loans were made to the Company during 2013 by two officers in the following amounts:

From	Principal Balance as of 12/31/2012	Borrowings	Repayments	Principal Balance as of 12/31/2013

Paul G. Begum (through PSF Inc.)	$–	$–	$–	$–

Paul G. Begum (through Tree of Stars, Inc)	3,000	7,100	10,100	–

Robert A. Campbell	8,450	6,350	14,800	–

Total	$11,450	$13,450	$24,900	$–

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission, and related other services that are normally provided by HJ & Associates in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees paid by the Company to HJ & Associates, LLC for professional services rendered for the years ended December 31, 2013 and 2012, respectively.

Service	2013	2012
Audit Fees	$17,100	$5,000
Audit-Related Fees	–	–
Total	$17,100	$5,000

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

The following is a summary of the fees paid by the Company to Robison, Hill & Company for professional services rendered for the years ended December 31, 2013.

Service	2013	2012
Tax Fees	$1,500	$1,000

	$1,500	$1,000

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

The Board of Directors pre-approved 100% of the Company’s 2013 and 2012 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15.   EXHIBITS, AND REPORTS ON FORM 10-K

(a)  The following documents are filed as part of this report.

1.     Financial Statements

Page

Reports of Independent Registered Public Accountants	F-3

Balance Sheets
December 31, 2013 and 2012	F-5

Statements of Operations
For the Years Ended December 31, 2013 and 2012 and for the Cumulative Period from July 5, 1996 (inception of development stage) to December 31, 2013	F-6

Statement of Stockholders’ Equity
From July 5, 1996 (inception of development stage) to December 31, 2013	F-7

Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and for the Cumulative Period from July 5, 1996 (inception of development stage) to December 31, 2013	F-13

Notes to the Financial Statements	F-14

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

__________________________

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

KLEVER MARKETING, INC.

Dated: March 17, 2014	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of March 2014.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO
Robert A. Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC.

(A Development Stage Company)

Financial Statements

As of December 31, 2013 and 2012

and for the Years Ended December 31, 2013 and 2012

and for the Period from Inception July 5, 1996 to December 31, 2013

F-1

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Klever Marketing, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Klever Marketing, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company does not generate significant revenue and has negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result in the outcome of this uncertainty.

We were not engaged to audit, and we did not audit, the related statements of operations, stockholders’ equity (deficit) and cash flows from inception (July 5, 1996) through December 31, 2013, and accordingly, we express no opinion or any other form of assurance on them.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2014

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$51,654	$3,055

Total Current Assets	51,654	3,055

FIXED ASSETS
Capitalized software development and licenses	422,330	291,343
Office Equipment	3,350	2,084
Less accumulated depreciation	(915)	(319)

Total Fixed Assets	424,765	293,108

OTHER ASSETS
Intangibles, net	86,898	62,670

Total Other Assets	86,898	62,670

TOTAL ASSETS	$563,317	$358,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$304,669	$525,589
Accrued liabilities	65,724	1,024,777
Preferred stock dividends	–	77,798
Related party notes payable	–	11,450
Notes payable	–	15,000

Total Current Liabilities	370,393	1,654,614

Total Liabilities	370,393	1,654,614

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 124,531 and 112,249 issued and outstanding at December 31, 2013 and December 31, 2012, respectively); aggregate liquidation preference of $3,171,818.	1,245	1,122
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 94,383 and 85,075 issued and outstanding at December 31, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $1,571,803.	944	851
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 165,955 and 149,586 issued and outstanding at December 31, 2013 and December 31, 2012 respectively); aggregate liquidation preference of $1,072,975.	1,660	1,496
Common stock (par value $0.01), 250,000,000 shares authorized, 51,693,124 and 46,626,377 shares issued and outstanding, at December 31, 2013 and December 31, 2012, respectively.	516,931	466,264
Treasury stock, 100,000 shares at December 31, 2013 and December 31, 2012.	(1,000)	(1,000)
Paid in capital in excess of par value	17,880,371	16,963,780
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,873,442)	(15,394,509)

Total Stockholders' Equity (Deficit)	192,924	(1,295,781)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$563,317	$358,833

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2013 and 2012

			Unaudited
	For the Year Ended		From Inception of Development Stage On July 5, 1996 Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	163,306
General and administrative	371,039	388,042	12,588,561
Research and development	2,940	7,833	4,780,866

Total Expenses	373,979	395,875	17,532,733

OTHER INCOME (EXPENSE)

Other income	94,485	–	780,236
Interest income	–	–	19,152
Interest expense	(16,626)	(48,368)	(2,755,234)
Forgiveness of debt	818,708	–	1,285,661
Gain (loss) on sale of assets	(325)	–	649,856
Litigation settlement	–		–
Capital gain on sale of investments	–	–	191,492

Total Other Income (Expense)	896,242	(48,368)	171,163

NET INCOME (LOSS) BEFORE INCOME TAXES	522,263	(444,243)	(17,105,570)

INCOME TAXES	(1,196)	(6,328)	(39,266)

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	521,067	(450,571)	(17,144,836)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	2,271,394

NET INCOME (LOSS)	$521,067	$(450,571)	$(14,873,442)

BASIC EARNINGS PER COMMON SHARE	$0.01	$(0.01)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	49,757,302	46,043,507

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	72,127,734	46,043,507

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

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

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

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

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

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

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

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

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

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

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From Inception of the Development Stage on July 5, 1996 Through December 31, 2013

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Stage	(Deficit)

Balance, December 31, 2012	346,910	$3,469	46,626,377	$466,264	$(1,000)	$16,963,780	$(3,333,785)	$(15,394,509)	(1,295,781)

Common Stock issued for accounts payable at $0.08 per share	–	–	66,747	667	–	4,672	–	–	5,339

Issuance of common stock to settle debt obligations and for cash (Note 5)	–	–	1,200,000	12,000	–	48,500	–	–	60,500

Common Stock issued for cash at $0.05 per share	–	–	150,000	1,500	–	6,000	–	–	7,500

Common Stock issued for cash at $0.08 per share	–	–	1,125,000	11,250	–	78,750	–	–	90,000

Common Stock issued for cash at $0.10 per share	–	–	400,000	4,000	–	36,000	–	–	40,000

Common Stock issued for cash at $0.12 per share	–	–	1,100,000	11,000	–	121,000	–	–	132,000

Common Stock issued for services at $0.05 per share	–	–	125,000	1,250	–	5,000	–	–	6,250

Common Stock issued for services at $0.07 per share	–	–	900,000	9,000	–	54,000	–	–	63,000

Accrued compensation forgiven by officers	–	–	–	–	–	404,250	–	–	404,250

Services contributed by officer	–	–	–	–	–	81,000	–	–	81,000

Preferred stock issued as dividends	37,959	380	–	–	–	137,347	–	–	137,727

Accrual for preferred stock dividend	–	–	–	–	–	(59,928)	–	–	(59,928)

Net income	–	–	–	–	–	–	–	521,067	521,067

Balance, December 31, 2013	384,869	$3,849	51,693,124	$516,931	$(1,000)	$17,880,371	$(3,333,785)	$(14,873,442)	$192,924

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

			Unaudited
	For the Years Ended December 31,		From Inception of Development Stage On July 5, 1996 Through December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$521,067	$(450,571)	$(14,873,442)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for general and administrative	6,250	6,800	1,283,606
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain) loss on sale/disposal of assets	325	–	(5,170)
Compensation expense from stock options and warrants	–	14,420	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	16,446	3,370	1,932,699
Write-off bad debts	–	–	15,000
Debt forgiveness	(818,708)	–	(993,533)
Services contributed by officers	81,000	–	141,000
Changes in operating assets and liabilities:
Decrease (increase) in due from related parties	–	–	62,281
(Increase) decrease in other assets and prepaids	–	–	89,238
Increase (decrease) in accounts payable	33,375	69,729	567,114
Increase (decrease) in accrued liabilities	12,222	187,888	1,116,588

Net Cash Used by Operating Activities	(148,023)	(168,364)	(10,718,329)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	(1,809)	(2,084)	(591,694)
Capitalized software development costs	(66,760)	(100,223)	(336,703)
Proceeds from sale of intangibles	–	–	516,570
Intellectual property development costs	(39,859)	(37,597)	(105,030)
Sale of stock	–	–	12,375

Net Cash Used by Investing Activities	$(108,428)	$(139,904)	$(504,482)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

			Unaudited
	For the Years Ended December 31,		From Inception of Development Stage On July 5, 1996 Through December 31,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	316,500	122,000	8,051,201
Proceeds from loans	–	–	3,518,202
Proceeds from related party loans	13,450	11,450	24,900
Repayments on related party loans	(24,900)	–	(69,850)
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	305,050	133,450	11,249,791

NET INCREASE (DECREASE) IN CASH	48,599	(174,818)	26,980

CASH AT BEGINNING OF PERIOD	3,055	177,873	24,674

CASH AT END OF PERIOD	$51,654	$3,055	$51,654

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$100	$100	$2,041

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$11,339	$–

Accounts payable recorded for capitalized software development costs	$1,227	$–

Common stock issued for capitalized software development	$63,000	$–

Common stock issued to pay accrued liabilities	$7,500	$–

Accrued compensation forgiven by officers	$404,250	$–

Issuance of common stock to settle debt obligations	$30,000	$–

Common stock returned to company to pay related party receivable	$–	$16,100

Accrual for preferred stock dividends payable with preferred shares	$59,928	$115,978

Preferred stock issued to pay dividends	$137,726	$362,148

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 – ORGANIZATION

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

The Company was formed for the purpose of creating a vehicle to obtain capital, to file and acquire patents, to seek out, investigate, develop, market and distribute an electronic shopping cart for in-store advertising, promotion and media content and retail shopper services, which have potential for profit.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents as of and for the years ended December 31, 2013 and 2012.

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

Fixed Assets

Fixed assets consist of property and equipment and capitalized software costs and computer equipment as of December 31, 2013 and 2012.

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

Expenditures for maintenance and repairs are charged to expense as incurred.  Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.  Depreciation expense was $815 and $319 for the years ended December 31, 2013 and 2012.

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers.  Amortization of capitalized software begins when the products are available to customers and is done using the straight-line method over the remaining estimated economic life of the product which the Company expects to occur in FYE 2014. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010.  As of December 31, 2013 and 2012, the Company had capitalized software development costs of $422,330 and $291,343, respectively.  No amortization was recorded for the years ended December 31, 2013 and 2012.

Revenue Recognition

The Company is currently in the development stage and has no revenues from its operations.

Concentration of Credit Risk

The Company has no significant concentrations of credit risk.

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the period ended December 31, 2013, common stock equivalents related to the conversion of preferred rights have been included in calculation of diluted earnings per share as shown in the table below. Common stock equivalents have not been included in the computations for the period ended December 31, 2012 because they are anti-dilutive.

Following is a reconciliation of the income (loss) per share for the years ended December 31, 2013 and 2012, respectively:

	Twelve Months Ending December 31,
	2013	2012
Numerator:

Income (loss) before extraordinary items	$521,067	$(450,571)
Income from extraordinary items, net of tax	–	–

Net income (loss)	$521,067	$(450,571)

Denominator:
Weighted-average common shares outstanding
Basic	49,757,302	46,043,507
Conversion of preferred rights	22,370,432	–
Diluted	72,127,734	46,043,507

Income (loss) per share
Basic
Income (loss) before extraordinary items	$0.01	$(0.01)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$0.01	$(0.01)

Diluted
Income (loss) before extraordinary items	$0.01	$(0.01)
Income from extraordinary items, net of tax	–	–
Net income (loss)	$0.01	$(0.01)

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At December 31, 2013, intangible assets have a cost of $105,273, accumulated amortization of $18,375, and had a net book value of $86,898.  During the year ended December 31, 2012, the Company wrote off intangible assets totaling $775,045 that were fully amortized that were no longer being utilized by the Company. As of December 31, 2012, intangible assets had a cost of $65,721, accumulated amortization of $3,051 and had a net book value of $62,670. Amortization expense of the Company’s existing intangible assets over the remaining life of the Company’s intangible assets will be $20,945 for the years 2014 to 2016, $17,893 for 2015, and $5,313 for 2016.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at December 31, 2013 and December 31, 2012. There has been no significant change in the unrecognized tax benefit through December 31, 2013.

The Company did not have any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had $6,423 and $5,328 of accrued interest and penalties related to uncertain tax positions.

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

For the years ended December 31, 2013 and 2012, the Company incurred costs of $2,940 and $7,833 respectively, for research and development of the technology involved with developing its technologies.

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

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based upon the lowest level of input that is significant to the fair-value measurement.

The carrying amounts reported in the accompanying balance sheets as of December 31, 2013 and 2012 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification (“ASC”). These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on when to classify an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for: (1) a net operating loss carryforward, (2) a similar tax loss, or (3) a tax credit carryforward in the financial statements. Otherwise, such an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be classified in the financial statements as a liability. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net income of $521,067 during the year ended December 31, 2013. The Company did not generate any revenue from product sales during the years ended December 31, 2013 or December 31, 2012. As of December 31, 2013, the Company’s current and total liabilities exceeded its current assets by $318,739. As of December 31, 2013, the Company had $51,654 of cash available on hand.

The Company did make significant progress in improving its financial conditions during the year ended December 31, 2013 by eliminating $1,284,221 of liabilities. This was accomplished by entering into settlement agreements with certain creditors, through management agreeing to forgive certain compensation obligations owed by the Company, and through certain obligations being eliminated as a result of the statute of limitations expiring. However, the Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The Company raised $316,500 through the sale of common stock during the year ended December 31, 2013 and generated net proceeds of $94,485 from settlement of certain patent infringement cases. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2013. However, management cannot make any assurances that such financing will be secured.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 2013 and 2012.

	December 31,
	2013	2012

Compensation - officers and bookkeeper	$28,500	$413,250
Compensation - former employees	–	441,764
Interest	–	133,634
Taxes	37,224	36,129

	$65,724	$1,024,777

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Related party notes payable
0% notes payable to a company controlled by the Company's CEO. Due on demand.	$–	$3,000
0% note payable to the Company's COO. Due on demand.	–	8,450
Total related party notes payable	–	11,450

Third party notes payable
8% note payable to an individual. Due on demand.	–	15,000
Total third party notes payable	–	15,000
Total notes payable	$–	$26,450

During the year ended December 31, 2012, the Company’s CEO and CFO provided cash advances to cover certain operating expenses totaling $11,450. These advances are non-interest bearing and are due on demand.

NOTE 6 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012

Current	$1,196	$6,328
Deferred	–	–

Total	$1,196	$6,328

The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31, 2013 and 2012, respectively. The deferred tax asset was calculated using a U.S. statutory tax rate of 34%.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

	December 31,
	2013	2012

Deferred tax assets - current:
Accrued interest	$–	$49,846
Accrued compensation	10,631	154,142
	10,631	203,988

Deferred tax assets - long-term:
Net operating loss carryforwards	5,095,725	5,287,836
Total deferred income tax assets	5,106,356	5,491,824
Valuation allowance	(5,106,356)	(5,491,824)
Total	$–	$–

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate (34% for fiscal years 2012 and 2011) to actual provision for income taxes is as follows:

	December 31,
	2013	2012
Benefit (provision) for income taxes computed at federal statutory rate	$(177,569)	$151,043
State income taxes, net of federal benefit	(17,235)	14,660
NOL's utilized	182,773	–
Expiring NOL's	256,461	–
Other	139,842	118,091
Valuation allowance	(385,468)	(290,122)

Provision for Income taxes	$(1,196)	$(6,328)

Effective tax rate	-0.23%	1.42%

As of December 31, 2013, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $14.1 million that may be offset against future taxable income through 2032. The Company has state net operating loss carry-forwards of $4.5 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions. Tax years 2010 to current remain open to examination by U.S. federal and state tax authorities.

NOTE 7 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock with $0.01 par value for all classes. As of December 31, 2013 and 2012, there were 384,869 and 346,910 preferred shares issued and outstanding, respectively. As of December 31, 2013, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

Preferred Stock Dividends

As of December 31, 2013 and 2012, the Company had accrued and unpaid preferred stock dividends totaling $0 and $77,978 relating to dividends for the years ended December 31, 2013 and 2012, respectively.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of December 31, 2013 and 2012, there were 124,531 and 112,249 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock.  Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of December 31, 2013 and 2012, there were 94,383 and 85,075 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of December 31, 2013 and 2012, there were 165,955 and 149,586 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 8 – COMMON STOCK

2013 Common Stock Issuances

During the year ended December 31, 2013, the Company issued 1,200,000 shares of restricted common stock and a shareholder contributed 1,000,000 free trading shares into an escrow account to settle certain debt obligations and to raise $47,000 of capital. In connection with the same transaction, 450,000 shares of free trading common stock that had a value of $13,500 were issued to certain creditors to settle outstanding debt obligations totaling $549,721 and investors paid $47,000 for 550,000 free trading common shares as more fully described in Note 10.

During the year ended December 31, 2013, the Company issued 2,775,000 shares of restricted common stock for $269,500 in cash to third party investors.

During the year ended December 31, 2013, the Company issued 66,747 shares of restricted common stock to pay for $5,339 of accounts payable obligations.

During the year ended December 31, 2013, the Company issued 1,025,000 share of restricted common stock for software development services valued at $69,250.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

2012 Common Stock Issuances and Cancellations

On February 22, 2012, the Company issued 250,000 shares of common stock at $0.15 per share to an investor resulting in cash proceeds to the Company of $37,500.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

The shareholders adopted the 1998 Stock Incentive Plan (the “Plan”).  The Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. The Company did not grant any stock options during the year ended December 31, 2013. During the year ended December 31, 2012, the Company granted certain stock options to third party consultants. The Company also issued 125,000 stock options to a third party investor in connection with the Company selling common stock for cash as more fully described in Note 7 to the financial statements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions noted below:

	December 31
Assumption	2013	2012
Dividend yield	–	–
Weighted average volatility	–	476.77%
Risk-free interest rate	–	0.18%
Expected life (years)	–	0.62

The summary of option activity for the years ended December 31, 2013 and 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2011	–	–	–
Granted	285,000	0.08	0.25
Exercised	–	–	–
Canceled	–	–	–
Expired	(160,000)	0.10	–
Balance as of December 31, 2012	125,000	0.06	0.25
Granted		–	–
Exercised		–	–
Canceled		–	–
Expired	(125,000)	0.06	–
Balance as of December 31, 2013	–	–	–

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

The weighted average grant-date fair value of options granted during the year ended December 31, 2012 was $0.09. The Company did not issue any stock options during the year ended December 31, 2013. There were no stock options outstanding as of December 31, 2013.

The estimated fair value of the Company’s stock options is amortized over the options’ vesting period on the straight-line basis. The Company recognized the following the equity-based compensation expense and benefits during the year ended December 31, 2013 and 2012:

	December 31
	2013	2012
Stock-based compensation expense	$–	$14,420

NOTE 10 – DEBT FORGIVENESS

The Company had certain claims against it for unpaid salary and benefits due to former officers and employees that existed on the balance sheet as accrued liabilities as of December 31, 2012. During the year ended December 31, 2013, management worked to reduce the Company’s total liabilities. As a result, the Company settled certain debt obligations using stock, cash, and certain obligations where the statute of limitations was believed to have run as described below.

Debts Settled for Stock via Escrow Account

During the year ended December 31, 2013, the Company entered into an agreement with an existing shareholder, four creditors, and two investors whereby the Company contributed 1,200,000 shares of its restricted common stock, the existing shareholder contributed 1,000,000 free trading shares of the Company’s common stock, the creditors contributed the rights to $549,721 of outstanding debts owed by the Company, and two third party investors contributed $47,000 of cash into an escrow account held by the Company’s stock transfer agent. In exchange for the contributions made by each party, the existing shareholder received 1,200,000 shares of restricted common stock, the four creditors received 450,000 shares of free trading common stock valued at $13,500, the third party investors received 550,000 shares of the Company’s free trading common stock, and the Company received $47,000 in cash and settlement of $549,721 in outstanding debts resulting in a gain on Forgiveness of Debt totaling $536,221.

Debts Settled for Cash

During the year ended December 31, 2013, the Company entered into settlement agreements with three creditors whereby the Company made cash payments totaling $25,450 in exchange for full settlement of $226,432 of outstanding liabilities. The Company recorded a gain on Forgiveness of Debt totaling $200,982 in connection with these transactions.

Debts Where Statute of Limitations Has Most Likely Barred Such Claims

During the year ended December 31, 2013, the Company also wrote off $81,504 of obligations where the statute of limitations was believed to have run. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

Contributed Services

During the year ended December 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation related to prior years that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

For the six months ended June 30, 2013, the Company’s officers agreed to not take any compensation which resulted in the Company recording $81,000 in contributed services for that period.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company. The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $282,422 and $437,930 as of December 31, 2013 and 2012, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company. These individuals or companies they control advanced to the Company $0 and $11,450 during the years ended December 31, 2013 and 2012, respectively. All of the 2012 advances were repaid by the Company during the year ended December 31, 2013. Advances made by these individuals are reported in the Company’s Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. During the years ended December 31, 2013 and 2012, the Company recorded $180,000 in wages as compensation for the services provided by these individuals to the Company. The Company’s CEO agreed to forgive $243,000 of the amounts owed for the two years ended December 31, 2013. The Company paid $79,500 and $18,000 owed to the CEO and bookkeeper during the years ended December 31, 2013 and 2012, respectively.

During 2011, the son of the Company's CEO provided product development services to the Company. During the year ended December 31, 2011, the Company issued 300,000 common shares valued at $30,000 to this individual for services rendered. As of December 31, 2011, the CEO’s son owed the Company back 161,000 shares of common stock because he is not employed with the Company on a full-time basis. The shares were valued at $0.10 per share or $16,100 and the Company recorded the receivable as a component of equity in their December 31, 2011 balance sheet. The shares were returned to the Company and cancelled during the year ended December 31, 2012.

NOTE 13 – COMMITMENTS

Consulting Agreements

The Company has entered into numerous short term consulting agreements. The agreements are for various services comprising technical and supervisory services for the development of its mobile applications, general business, marketing and financial services, and management consulting, shareholder information and public relations services. The agreements call for payments to be made on a monthly or hourly basis ranging from $1,000 to $5,500 per month. Certain agreements have performance bonuses compensated with stock options upon successful completion of specific milestones.

NOTE 14 – LITIGATION SETTLEMENT

During the second quarter of 2013, the Company filed lawsuits against certain defendants for infringement against patents owned by the Company. During the six months ended December 31, 2013, the Company entered into a settlement agreement with four of the defendants and received $94,485 in net proceeds from the settlements.

NOTE 15 – SUBSEQUENT EVENTS

In January 2014, the Company settled two outstanding patent lawsuits whereby the Company received $27,500 of proceeds net of associated legal costs.

