Form 10-Q
period 2014-03-31
KLEVER MARKETING INC
filed 2014-05-14
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  000-18730

Klever Marketing, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	36-3688583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 East 6600 South, Suite 305, Salt Lake City, UT 84121
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 12, 2014, there were 52,341,043 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of March 31, 2014 and December 31, 2013 (Audited)	3

	Statements of Operations for the three months ending March 31, 2014 and 2013 and from inception of Development Stage on July 5, 1996 through March 31, 2014	4

	Statement of Stockholders’ Equity for the three months ending March 31, 2014	5

	Statements of Cash Flows for the three months ending March 31, 2014 and 2013 and from inception of Development Stage on July 5, 1996 through March 31, 2014	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors and Uncertainties	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.

(A Development Stage Company)

Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$27,421	$51,654

Total Current Assets	27,421	51,654

FIXED ASSETS
Capitalized software development and licenses	472,834	422,330
Office Equipment	3,350	3,350
Less accumulated depreciation	(1,279)	(915)

Total Fixed Assets	474,905	424,765

OTHER ASSETS
Intangibles, net	85,823	86,898

Total Other Assets	85,823	86,898

TOTAL ASSETS	$588,149	$563,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$323,454	$304,669
Accrued liabilities	92,998	65,724
Preferred stock dividends	24,030	–

Total Current Liabilities	440,482	370,393

Total Liabilities	440,482	370,393

STOCKHOLDERS' EQUITY
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 124,531 issued and outstanding at March 31, 2014 and December 31, 2013, respectively); aggregate liquidation preference of $3,306,604.	1,245	1,245
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized; 94,383 issued and outstanding at March 31, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,638,609.	944	944
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 165,955 issued and outstanding at March 31, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,118,583.	1,660	1,660
Common stock (par value $0.01), 250,000,000 shares authorized, 51,803,124 and 51,693,124 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively.	518,031	516,931
Treasury stock, 100,000 shares at March 31, 2014 and December 31, 2013, respectively	(1,000)	(1,000)
Paid in capital in excess of par value	17,861,841	17,880,371
Retained deficit	(3,333,785)	(3,333,785)
Deficit accumulated during development stage	(14,901,269)	(14,873,442)

Total Stockholders' Equity	147,667	192,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$588,149	$563,317

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended		From Inception of Development Stage On July 5, 1996 Through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$–	$–	$256,000

EXPENSES

Sales and marketing	–	–	163,306
General and administrative	66,662	95,183	12,655,223
Research and development	2,141	860	4,783,007

Total Expenses	68,803	96,043	17,601,536

OTHER INCOME (EXPENSE)

Other income	–	–	685,751
Interest income	–	–	19,152
Interest expense	–	(16,626)	(2,755,234)
Forgiveness of debt	–	818,708	1,285,661
Gain (loss) on sale of assets	–	(325)	649,856
Litigation settlement	41,250	–	135,735
Capital gain on sale of investments	–	–	191,492

Total Other Income (Expense)	41,250	801,757	212,413

INCOME (LOSS) BEFORE INCOME TAXES	(27,553)	705,714	(17,133,123)

INCOME TAXES	(274)	–	(39,540)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(27,827)	705,714	(17,172,663)

EXTRAORDINARY ITEM - TROUBLED DEBT RESTRUCTURING	–	–	2,271,394

NET INCOME (LOSS)	$(27,827)	$705,714	$(14,901,269)

BASIC EARNINGS PER COMMON SHARE	$(0.00)	$0.01

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	51,728,568	47,410,624

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	51,728,568	67,796,743

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Stage	Equity

Balance, December 31, 2013	384,869	$3,849	51,693,124	$516,931	$(1,000)	$17,880,371	$(3,333,785)	$(14,873,442)	$192,924

Common Stock issued for cash at $0.05 per share	–	–	–	–	–	–	–	–	–

Common Stock issued for services at $0.06 per share	–	–	110,000	1,100	–	5,500	–	–	6,600

Accrual for preferred stock dividend	–	–	–	–	–	(24,030)	–	–	(24,030)

Net loss for quarter ended March 31, 2014	–	–	–	–	–		–	(27,827)	(27,827)

Balance, March 31, 2014	384,869	$3,849	51,803,124	$518,031	$(1,000)	$17,861,841	$(3,333,785)	$(14,901,269)	$147,667

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		From Inception of Development Stage On July 5, 1996 Through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(27,827)	$705,714	$(14,901,269)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	–	6,250	1,283,606
Stock issued for research and development	–	–	62,850
Stock returned for services not rendered	–	–	(391,446)
(Gain) loss on sale/disposal of assets	–	325	(5,170)
Compensation expense from stock options and warrants	–	–	110,202
Stock issued for interest	–	–	135,226
Stock issued for accounts payable	–	–	243,458
Deferred income	–	–	(214,000)
Depreciation and amortization	5,600	3,600	1,938,299
Write-off bad debts	–	–	15,000
Debt forgiveness	–	(818,708)	(993,533)
Services contributed by officers	–	40,500	141,000
Changes in operating assets and liabilities:
Decrease (increase) in due from related parties	–	–	62,281
(Increase) decrease in other assets and prepaids	–	–	89,238
Increase (decrease) in accounts payable	18,785	12,358	585,899
Increase (decrease) in accrued liabilities	27,274	(3,873)	1,143,862

Net Cash Provided by (Used by) Operating Activities	23,832	(53,834)	(10,694,497)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	–	(1,300)	(591,694)
Capitalized software development costs	(43,904)	–	(380,607)
Proceeds from sale of intangibles	–	–	516,570
Intellectual property development costs	(4,161)	(2,976)	(109,191)
Sale of stock	–	–	12,375

Net Cash Used by Investing Activities	$(48,065)	$(4,276)	$(552,547)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended		From Inception of Development Stage On July 5, 1996 Through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposit	$–	$–	$11,000
Stock subscription received	–	–	23,000
Proceeds from capital stock issued	–	54,500	8,051,201
Proceeds from loans	–	–	3,518,202
Proceeds from related party loans	–	13,450	24,900
Repayments on related party loans		–	(69,850)
Change in line-of-credit	–	–	4,837
Loan receivables	–	–	(15,000)
Principal payments on lease obligations	–	–	(18,769)
Cash payments on note payable	–	–	(279,730)

Net Cash Provided by Financing Activities	–	67,950	11,249,791

NET INCREASE (DECREASE) IN CASH	(24,233)	9,840	2,747

CASH AT BEGINNING OF PERIOD	51,654	3,055	24,674

CASH AT END OF PERIOD	$27,421	$12,895	$27,421

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–	$3,326

Income taxes	$–	$–	$2,041

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$–	$11,339

Common stock issued for capitalized software development	$6,600	$–

Common stock issued to pay accrued liabilities	$–	$7,500

Accrued compensation forgiven by officers	$–	$404,250

Accrual for preferred stock dividends payable with preferred shares	$24,030	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Following is a reconciliation of the income (loss) per share for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ending March 31,
	2014	2013
Numerator:

Income (loss) before extraordinary items	$(27,827)	$705,714
Income from extraordinary items, net of tax	–	–

Net income (loss)	$(27,827)	$705,714

Denominator:
Weighted-average common shares outstanding
Basic	51,728,568	47,410,624
Conversion of preferred rights	–	20,386,119
Diluted	51,728,568	67,796,743

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$0.01
Income from extraordinary items, net of tax	–	–
Net income (loss)	$(0.00)	$0.01

Diluted
Income (loss) before extraordinary items	$(0.00)	$0.01
Income from extraordinary items, net of tax	–	–
Net income (loss)	$(0.00)	$0.01

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $472,834 and $422,330 of capitalized software development costs as of March 31, 2014 and December 31, 2013, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at March 31, 2014 and December 31, 2013. There has been no significant change in the unrecognized tax benefit through March 31, 2014 except for accruing additional interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through March 31, 2014, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative federal net operating loss carry-forward is approximately $16.0 million as of March 31, 2014, and will expire in the years 2018 through 2034. The cumulative state net operating loss carry-forward is approximately $5.4 million as of March 31, 2014, and will expire in the years 2017 through 2029.

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

During the three months ended March 31, 2014 and 2013, the Company incurred costs of $2,141 and $860 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2014 and December 31, 2013 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $27,827 during the three months ended March 31, 2014. The Company did not generate any revenue from product sales during the three months ended March 31, 2014 or March 31, 2013. As of March 31, 2014, the Company’s current and total liabilities exceeded its current assets by $413,061. As of March 31, 2014, the Company had $27,421 of cash available on hand.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2014. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of March 31, 2014 and December 31, 2013, there were 384,869 preferred shares issued and outstanding for all classes, respectively. As of March 31, 2014, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of March 31, 2014, the Company had accrued and unpaid preferred stock dividends totaling $24,030 relating to dividends for the three months ended March 31, 2014. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of March 31, 2014 and December 31, 2013, there were 124,531 Class A Shares outstanding. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of March 31, 2014 and December 31, 2013, there were 94,383 Class B Shares outstanding. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of March 31, 2014 and December 31, 2013, there were 165,955 Class C Shares outstanding. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 5 – DEBT FORGIVENESS

The Company had certain claims against it for unpaid salary and benefits due to former officers and employees that existed on the balance sheet as accrued liabilities as of December 31, 2012. During the three months ended March 31, 2013, management worked to reduce the Company’s total liabilities. As a result, the Company settled certain debt obligations using stock, cash, and certain obligations where the statute of limitations was believed to have run as described below.

Debts Settled for Stock via Escrow Account

During the three months ended March 31, 2013, the Company entered into an agreement with an existing shareholder, four creditors, and two investors whereby the Company contributed 1,200,000 shares of its restricted common stock, the existing shareholder contributed 1,000,000 free trading shares of the Company’s common stock, the creditors contributed the rights to $549,721 of outstanding debts owed by the Company, and two third party investors contributed $47,000 of cash into an escrow account held by the Company’s stock transfer agent. In exchange for the contributions made by each party, the existing shareholder received 1,200,000 shares of restricted common stock, the four creditors received 450,000 shares of free trading common stock valued at $13,500, the third party investors received 550,000 shares of the Company’s free trading common stock, and the Company received $47,000 in cash and settlement of $549,721 in outstanding debts resulting in a gain on Forgiveness of Debt totaling $536,221.

Debts Settled for Cash

During the three months ended March 31, 2013, the Company entered into settlement agreements with three creditors whereby the Company made cash payments totaling $25,450 in exchange for full settlement of 226,432 of outstanding liabilities. The Company recorded a gain on Forgiveness of Debt totaling $200,982 in connection with these transactions.

Debts Where Statute of Limitations Has Most Likely Barred Such Claims

During the three months ended March 31, 2013, the Company also wrote off $81,504 of obligations where the statute of limitations was believed to have run. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a total gain on Forgiveness of Debt totaling $818,708.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Contributed Services

During the three months ended March 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation related to prior years that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

For the three months ended March 31, 2013, the Company’s officers agreed to not take any compensation which resulted in the Company recording $40,500 in contributed services for that period.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries. The Plan permits the award of both qualified and non-qualified incentive stock options. On August 18, 2003, the Company registered its “Amended Stock Incentive Plan of Klever Marketing, Inc.” on Form S-8. The Company had no stock options outstanding as of March 31, 2014.

NOTE 7 – COMMON STOCK

Three Months Ended March 31, 2014

During the three months ended March 31, 2014, the Company issued 110,000 shares of common stock valued at $6,600 to a consultant for services.

Three Months Ended March 31, 2013

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

During the three months ended March 31, 2013, the Company issued 150,000 shares of common stock for $7,500 in cash to a third party investor.

During the three months ended March 31, 2013, the Company issued 66,747 shares of common stock to pay for $5,340 of accounts payable obligations.

During the three months ended March 31, 2013, the Company 125,000 shares of common stock valued at $6,250 to a consultant for services.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company accrued $40,500 for compensation for the CEO during the three months ended March 31, 2014 of which $0 was paid during the three months ended March 31, 2014. Due to the Company’s limited financial resources, the Company recorded $40,500 which represents the estimated fair value of uncompensated services contributed by management during the three months ended March 31, 2013.

The bookkeeper, who is the wife of the CEO, earned $4,500 during the three months ended March 31, 2014 for services provided to the Company. $3,000 of these amounts were paid during the three months ended March 31, 2014.

During the three months ended March 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them from prior years services and contribute the value of those services to the Company through additional paid in capital.

KLEVER MARKETING, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 9 – LITIGATION SETTLEMENTS

During the three months ended March 31, 2014, the Company settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $41,250 in net proceeds from litigation settlements.

NOTE 10 – SUBSEQUENT EVENTS

In April 2014, the Company entered into a settlement agreement with a defendant for which the Company had filed law suits for related to patent infringement. Pursuant to the terms of the settlement agreement, the Company received net proceeds of $17,875.

In April 2014, the Company issued 500,000 shares of common stock to a third party investor for $25,000.

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

We advise anyone relying upon this report that any statement of earnings by the company for the three months ended March 31, 2014 has been obtained solely through the reduction, adjustment or termination of various debt obligations and through net proceeds received in a litigation settlement and does not reflect operating revenues to the Company. The Company continues as a development stage company without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt and asset sales. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of the consumer KleverShop® application has been completed and successfully tested in our- demonstration store. The retailer and supplier KleverDash® application has completed its database and backend programming, complete with a revised graphical user interface, and successfully tested in our demonstration store.

Progress During the three Months Ending March 31, 2014

During the first quarter, the Company pursued its transition from a development stage company to an operating company. The full production versions of the KleverShop and KleverDash software were completed, and the KleverShop application was released as iPhone and Android apps. The software documentation was completed. Draft agreements for retail store operations were prepared and reviewed for presentation to potential clients. The Company continues to work on its operating procedures for delivery of our full product resources to clients.

The Company has focused on marketing its services, and presentations were made to potential retailers with promising results. Interest in the Company’s products remains high, and although there are other applications on the market, Klever’s technology continues to offer perceived technical advantages and attractive features.

Klever held several meetings with potential investors and discussions are continuing though no assurances of funding are implied. In order to further expand the investment community’s understanding of our Company, we will also be presenting to investor groups as opportunities permit. Additional capital was received during this quarter through awards from patent infringement cases.

Anticipated Business Development in the Next 12 Months

During 2014, the Company will continue to move forward along several paths. We will continue to attempt to strengthen our balance sheet, and reduce our outstanding debt and seek additional capital investment. Additionally, we will be working with an investment relations company to strengthen public awareness of our Company's investment potential. As we work with retailers, we will strengthen our KleverShop® and KleverDash™ systems to improve the consumer experience and ability of suppliers to manage their promotional programs. We are looking to expand into a regional super market chain of moderate size to demonstrate the multi-store usability of our software systems, and by fall we are targeting to land a major supermarket chain. By that time we expect to have promotional relationships with numerous product suppliers. We will begin attempting to promote our KleverBank® system for promotions management and consumer redemption, which, if successful, should place our Company in an improved position. We, of course aren't the only Company developing digital solutions for coupon management. There are several applications on the market now; but in our opinion these have limited capability. We expect to differentiate ourselves by being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward to an exciting future. However, we must caution the reader that Klever Marketing is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the three months ended March 31, 2014, the Company had a net loss of $27,827 compared to net income of $705,714 for the three months ended March 31, 2013. The decrease in earnings in the current year is primarily due to the Company not generating any further income from debt forgiveness in the current period as compared to $818,708 of debt forgiveness income generated during the three months ended March 31, 2013 partially offset by lower costs for general and administrative and interest expense coupled with $41,250 of net proceeds received in the current year in connection with patent infringement litigation settlements. General and administrative costs were reduced from $95,183 for the three months ended March 31, 2013 to $66,662 for the three months ended March 31, 2014. The reduction in costs was primarily due to reduced costs for outside services, accounting fees, promotional expenses of $11,935, $6,340, and $21,995, respectively, partially offset by an increase in legal fees of $9,949. Outside service fees were lower due to reduced costs for third party consultants. Accounting fees were lower primarily due to lower costs for preparing the Company’s December 31, 2014 10-K. Promotional fees were lower primarily due to the Company receiving a refund of promotional fees paid as a result of the Company terminating its agreement with a third party consulting firm. Legal fees were higher for the three months ended March 31, 2014 because of increased legal costs associated with the Company’s intellectual property coupled with certain credits provided to the Company from its patent legal counsel in the prior year.

The Company had no interest expense during the quarter ended March 31, 2014 compared to $16,626 in the quarter ended March 31, 2013. Interest expense in the current year was reduced as a result of the debt settlement agreements the Company entered into during the first quarter of 2013.

The Company received $41,250 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents. The Company did not have any proceeds from litigation settlements during the prior year.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.

During the three months ended March 31, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the three months ending March 31, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

Cash flows generated from operating activities during the three months ended March 31 2014 totaled $23,832 compared to cash flows used in operations of $53,834 during the three months ended March 31, 2013. The increase in cash flows from operations is due to increased depreciation and amortization of $2,000, a bigger increase in in accounts payable of $6,427 and accrued liabilities of 31,147, and an increase resulting from no debt forgiveness income in the current year as compared to $818,708 in the prior year. These increases in the current year as compared to the prior year were partially offset by a decrease in net income of $733,541, stock issued for general and administrative of $6,250, and contributed services of $40,500.

Cash flows used in investing activities during the three months ended March 31, 2014 were $48,065 as compared to $4,276 for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company incurred $43,904 for capitalized software development and $4,161 to develop patents and trademarks. During the three months ended March 31, 2013, the Company spent $1,300 acquiring equipment and $2,976 developing patents and trademarks.

Cash flows generated from financing activities were $0 for the three months ended March 31, 2014 as compared to $67,950 for the quarter ended March 31, 2013. During the three months ended March 31, 2013, the Company received proceeds from sales of common stock of $54,500 and $13,450 from borrowing from related parties.

As of March 31, 2014, our cash position was $27,421, compared with $51,654 as of December 31, 2013. We anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2014, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to add any additional members to its Audit Committee due its limited financial resources. When the Company obtains sufficient funding, Management intends to add additional members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ending March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2014, the Company issued 110,000 unregistered shares of common stock to a software consultant. The shares had an estimated value of $6,600.

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

_______________

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

DATE: May 14, 2014

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

