Form 10-Q
period 2014-06-30
KLEVER MARKETING INC
filed 2014-08-13
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August, 11 2014, there were 52,341,043 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of June 30, 2014 and December 31, 2013 (Audited)	3

	Statements of Operations for the three and six months ending June 30, 2014 and 2013	4

	Statement of Stockholders’ Equity for the six months ending June 30, 2014	5

	Statements of Cash Flows for the six months ending June 30, 2014 and 2013	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors and Uncertainties	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KLEVER MARKETING, INC.

Balance Sheets

ASSETS
	(Unaudited)
	June 30,	December 31,
	2014	2013

CURRENT ASSETS
Cash	$26,320	$51,654

Total Current Assets	26,320	51,654

FIXED ASSETS
Capitalized software development and licenses	492,515	422,330
Office Equipment	3,350	3,350
Less accumulated depreciation	(1,794)	(915)

Total Fixed Assets	494,071	424,765

OTHER ASSETS
Intangibles, net	81,857	86,898

Total Other Assets	81,857	86,898

TOTAL ASSETS	$602,248	$563,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$305,058	$304,669
Accrued liabilities	121,778	65,724
Preferred stock dividends	43,255	–
Related party notes payable	3,500	–

Total Current Liabilities	473,591	370,393

Total Liabilities	473,591	370,393

STOCKHOLDERS' EQUITY
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 124,531 issued and outstanding at June 30, 2014 and December 31, 2013, respectively); aggregate liquidation preference of $3,306,604.	1,245	1,245
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 94,383 issued and outstanding at June 30, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,638,609.	944	944
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 165,955 issued and outstanding at June 30, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,118,583.	1,660	1,660
Common stock (par value $0.01), 250,000,000 shares authorized, 52,341,043 and 51,693,124 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively.	523,410	516,931
Treasury stock, 100,000 shares at June 30, 2014 and December 31, 2013.	(1,000)	(1,000)
Paid in capital in excess of par value	17,864,133	17,880,371
Retained deficit	(18,261,735)	(18,207,227)

Total Stockholders' Equity	128,657	192,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$602,248	$563,317

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

OPERATING EXPENSES

General and administrative	$67,950	$84,808	$134,612	$179,991
Research and development	1,955	5,765	4,096	6,625

Total Operating Expenses	69,905	90,573	138,708	186,616

OTHER INCOME (EXPENSE)

Interest expense	–	–	–	(16,626)
Forgiveness of debt	10,609	–	10,609	818,708
Gain (loss) on sale of assets	–	–	–	(325)
Litigation settlements	33,000	–	74,250	–

Total Other Income (Expense)	43,609	–	84,859	801,757

NET INCOME (LOSS) BEFORE INCOME TAXES	(26,296)	(90,573)	(53,849)	615,141

INCOME TAXES	(385)	(547)	(659)	(547)

NET INCOME (LOSS)	$(26,681)	$(91,120)	$(54,508)	$614,594

BASIC EARNINGS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	52,263,781	49,241,750	51,997,653	48,343,538

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	52,263,781	49,241,750	51,997,653	68,729,657

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2013	384,869	$3,849	51,693,124	$516,931	$(1,000)	$17,880,371	$(18,207,227)	$192,924

Common Stock issued for cash at $0.05 per share	–	–	500,000	5,000	–	20,000	–	25,000

Common Stock issued for capitalized software development at $0.05 per share	–	–	37,919	379	–	1,517	–	1,896

Common Stock issued for capitalized software development at $0.06 per share	–	–	110,000	1,100	–	5,500	–	6,600

Accrual for preferred stock dividend	–	–	–	–	–	(43,255)	–	(43,255)

Net loss for the six months ended June 30, 2014	–	–	–	–	–		(54,508)	(54,508)

Balance, June 30, 2014	384,869	$3,849	52,341,043	$523,410	$(1,000)	$17,864,133	$(18,261,735)	$128,657

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(54,508)	$614,594
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	–	6,250
(Gain) loss on sale/disposal of assets	–	325
Depreciation and amortization	11,560	7,243
Debt forgiveness	10,609	(818,708)
Services contributed by officers	–	81,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(10,220)	13,547
Increase (decrease) in accrued liabilities	56,054	(15,426)

Net Cash Provided by (Used by) Operating Activities	13,495	(111,175)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	–	(1,809)
Capitalized software development costs	(61,689)	(24,000)
Intellectual property development costs	(5,640)	(13,415)

Net Cash Used by Investing Activities	$(67,329)	$(39,224)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital stock issued	25,000	276,500
Proceeds from related party loans	3,500	13,450
Repayments on related party loans	–	(10,100)

Net Cash Provided by Financing Activities	28,500	279,850

NET INCREASE (DECREASE) IN CASH	(25,334)	129,451

CASH AT BEGINNING OF PERIOD	51,654	3,055

CASH AT END OF PERIOD	$26,320	$132,506

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–

Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$–	$11,339

Common stock issued for capitalized software development	$8,496	$76,500

Common stock issued to pay accrued liabilities	$–	$7,500

Accrued compensation forgiven by officers	$–	$404,250

Accrual for preferred stock dividends payable with preferred shares	$43,255	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Klever Marketing, Inc. (the “Company”) was created to develop, market and distribute an electronic shopping cart for in-store advertising, promotion and media content and retail shopper services that has not commenced planned principal operations. The Company’s activities since inception have consisted principally of developing various applications of its electronic shopping cart concept including its mobile application for smart phones which the Company is currently testing in retail supermarkets, obtaining patents and trademarks related to its technology, and raising capital. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding needed to finalize development of the Company’s technology and to commercialize its product in a profitable manner.

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

Following is a reconciliation of the income (loss) per share for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ending June 30,		Six Months Ending June 30,
	2014	2013	2014	2013
Numerator:

Income (loss) before extraordinary items	$(26,681)	$(91,120)	$(54,508)	$614,594
Income from extraordinary items, net of tax	–	–	–	–

Net income (loss)	$(26,681)	$(91,120)	$(54,508)	$614,594

Denominator:
Weighted-average common shares outstanding
Basic	52,263,781	49,241,750	51,997,653	48,343,538
Conversion of preferred rights	–	–	–	20,386,119
Diluted	52,263,781	49,241,750	51,997,653	68,729,657

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.00)	$0.01
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$0.01

Diluted
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.00)	$0.01
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$0.01

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $492,515 and $422,330 of capitalized software development costs as of June 30, 2014 and December 31, 2013, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at June 30, 2014 and December 31, 2013. There has been no significant change in the unrecognized tax benefit through June 30, 2014 except for accruing additional interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through June 30, 2014, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative federal net operating loss carry-forward is approximately $15.5 million as of June 30, 2014, and will expire in the years 2018 through 2034. The cumulative state net operating loss carry-forward is approximately $4.9 million as of June 30, 2014, and will expire in the years 2017 through 2029.

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

During the six months ended June 30, 2014 and 2013, the Company incurred costs of $4,096 and $6,625 respectively, for research and development of its technologies.

KLEVER MARKETING, INC.

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

The carrying amounts reported in the accompanying balance sheets as of June 30, 2014 and December 31, 2013 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date or earlier if allowed.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Adoption of ASU 2014-10 Development Stage Entities

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company may early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

The Company adopted this standard effective April 1, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

ASU 2014-09 Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s current financial statements will not be affected by the adoption of ASU 2014-09 as the Company has not recognized revenues.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $54,508 during the six months ended June 30, 2014. The Company did not generate any revenue from product sales during the six months ended June 30, 2014 or June 30, 2013. As of June 30, 2014, the Company’s current and total liabilities exceeded its current assets by $447,271. As of June 30, 2014, the Company had $26,320 of cash available on hand.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2014. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of June 30, 2014 and December 31, 2013, there were 384,869 preferred shares issued and outstanding for all classes, respectively. As of June 30, 2014, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of June 30, 2014, the Company had accrued and unpaid preferred stock dividends totaling $43,255 relating to dividends for the six months ended June 30, 2014. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of June 30, 2014 and December 31, 2013, there were 124,531 Class A Shares outstanding. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of June 30, 2014 and December 31, 2013, there were 94,383 Class B Shares outstanding. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of June 30, 2014 and December 31, 2013, there were 165,955 Class C Shares outstanding. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 5 – DEBT FORGIVENESS

2014 Debt Forgiveness

During the six months ending June 30, 2014, the Company wrote off $10,609 of obligations where the statute of limitations was believed to have run. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

2013 Debt Forgiveness

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

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a total gain on Forgiveness of Debt totaling $818,708 for the six months ending June 30, 2013.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Contributed Services

During the six months ended June 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation related to prior years that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

For the three months ended June 30, 2013, the Company’s officers agreed to not take any compensation which resulted in the Company recording $40,500 in contributed services for that period.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options. The Company had no stock options outstanding as of June 30, 2014.

NOTE 7 – COMMON STOCK

Six Months Ended June 30, 2014

During the six months ended June 30, 2014, the Company issued 500,000 shares to an investor for $25,000 in cash.

During the six months ended June 30, 2014, the Company issued 147,919 shares of common stock valued at $8,496 to consultants for services.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company accrued $81,000 for compensation for the CEO during the six months ended June 30, 2014 of which $0 was paid. Due to the Company’s limited financial resources, the Company recorded $81,000 which represents the estimated fair value of uncompensated services contributed by management during the six months ended June 30, 2013.

The bookkeeper, who is the wife of the CEO, earned $9,000 during the six months ended June 30, 2014 for services provided to the Company. $3,000 of this amount was paid during the six months ended June 30, 2014. The bookkeeper, who is the wife of the CEO, earned $9,000 during the six months ended June 30, 2013 for services provided to the Company. $7,500 of this amount was paid during the six months ended June 30, 2013.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

During the six months ended June 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them from prior years services and contribute the value of those services to the Company through additional paid in capital.

NOTE 9 – LITIGATION SETTLEMENTS

During the six months ended June 30, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $74,250 in net proceeds from litigation settlements.

NOTE 10 – SUBSEQUENT EVENTS

In July 2014, the Company entered into a settlement agreement with a defendant for which the Company had filed law suits for related to patent infringement. Pursuant to the terms of the settlement agreement, the Company received net proceeds of $7,150.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made remarkable progress on its mobile application development and implementation. The software programming of the consumer KleverShop® application has been completed and successfully tested in our demonstration store. The retailer and supplier KleverDash® application has completed its database and backend programming, complete with a revised graphical user interface, which successfully tested in our demonstration store.

Progress During the three Months Ending June 30, 2014

During the quarter ending June 30, 2014, the Company pursued the marketing of its newly completed software products along with continued refinement of its Android and iPhone smartphone applications.

A number of meetings and product demonstrations were held this quarter to potentially large users of the company’s applications. Interest in the Company’s products remains high, particularly with the breadth of features for the consumer, retailer and suppliers. There is renewed interest in the Company’s capabilities in coupon clearing, which is a potentially additional revenue source. Advances with these interested companies do not come rapidly and the company is having to exercise “patient persistence” to see these sales opportunities through to their completion.

We continue to add features to our applications to provide the complete services, focusing on additional services retailers desire to promote their in-store specials and to strengthen the KleverDash® features to add more coupon types and to plan advertising campaigns months in advance. Klever’s technology continues to offer technical advantages and attractive features.

Klever held meetings with several interested investors and discussions are continuing. Additional capital was raised during this quarter along with funds awarded from settlement of patent infringement lawsuits.

Anticipated Business Development in the Next 12 Months

During 2014, the Company will continue to move forward along several paths. We will attempt to strengthen our balance sheet by reducing our outstanding debt and seek additional capital investment. As we work with retailers, we will strive to strengthen our KleverShop® and KleverDash™ systems to improve the consumer experience and ability of suppliers to manage their promotional programs.

We are looking to expand into a regional super market chain of moderate size to demonstrate the multi-store usability of our software systems and generate revenue from operations. And we are working with large associations and supplier organizations who are interested in providing Klever’s applications to their user base.

We will use this retailer base to promote our relationships with product suppliers to attempt to bring them into the fold of Klever product users. With these suppliers we will promote our KleverBank® system for coupon management and consumer redemption, which if successful, is expected to place our Company in a very attractive position. We continue to differentiate ourselves as being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward. However, we must caution the reader that Klever Marketing is still a development stage company, and no revenue contracts have yet been signed. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

For the three months ended June 30, 2014, the Company had a net loss of $26,680 compared to a net loss of $91,120 for the three months ended June 30, 2013. The reduction in net loss in the current year is primarily due to a decrease in operating expenses of $20,668 coupled with an increase of $33,000 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents. General and administrative costs were reduced from $84,808 for the three months ended June 30, 2013 to $67,950 for the three months ended June 30, 2014. The reduction in costs was primarily due to reduced costs for outside services and accounting fees of $9,675 and $5,743, respectively. Outside service fees were lower due to reduced costs for third party consultants. Accounting fees were lower primarily due to lower costs for preparing the Company’s December 31, 2013 10-K and March 31, 2014 10-Q.

The Company received $33,000 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents. The Company did not have any proceeds from litigation settlements during the prior year.

The Company had debt forgiveness income of during the three months ended June 30, 2014 of $10,609 compared to $0 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014, the Company had a net loss of $54,508 compared to net income of $614,594 for the six months ended June 30, 2013. The decrease in earnings in the current year is primarily due to a decrease in operating expenses of $47,908 offset by a decrease in other income of $716,898. General and administrative costs were reduced by $45,379 from $179,991 for the six months ended June 30, 2013 to $134,612 for the six months ended June 30, 2014. The reduction in costs was primarily due to reduced costs for outside services, accounting fees, and promotional expenses of $21,609, $12,083, and $22,999, respectively. Outside service fees were lower due to reduced costs for third party consultants. Accounting fees were lower primarily due to lower costs for preparing the Company’s December 31, 2013 10-K and March 31, 2014 10-Q. Promotional fees were lower primarily due to the Company receiving a refund of promotional fees paid as a result of the Company terminating its agreement with a third party consulting firm.

The Company had no interest expense during the six months ended June 30, 2014 compared to $16,626 during the six months ended June 30, 2013. Interest expense in the current year was eliminated as a result of the debt settlement agreements the Company entered into during the first quarter of 2013.

The Company received $74,250 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents. The Company did not have any proceeds from litigation settlements during the prior year.

The Company had debt forgiveness income during the six months ended June 30, 2014 of $10,609 as a result of the statute of limitations apparently expiring compared to debt forgiveness income of $818,708 for the same period in 2013. During the six months ended June 30, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had apparently expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.

During the six months ended June 30, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations would most likely bar any claims. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

During the six months ended June 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them and contribute the value of those services to the Company. As a result, the Company recorded an addition to paid-in capital for this amount.

Cash flows generated from operating activities during the six months ended June 30, 2014 totaled $13,495 compared to cash flows used in operations of $111,175 during the six months ended June 30, 2013. The increase in cash flows from operations is due primarily to increased depreciation and amortization of $4,317, a bigger increase in accrued liabilities of $71,480 offset by a bigger decrease in accounts payable of $23,767 and an increase resulting from $10,609 of debt forgiveness income in the current year as compared to $818,708 in the prior year. These increases in the current year as compared to the prior year were partially offset by a decrease in net income of $669,102, stock issued for general and administrative of $6,250, and contributed services of $81,000.

Cash flows used in investing activities during the six months ended June 30, 2014 were $67,329 as compared to $39,224 for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company spent $61,689 for capitalized software development and $5,640 to develop patents and trademarks. During the six months ended June 30, 2013, the Company spent $1,809 acquiring equipment, $24,000 on capitalized software development, and $13,415 developing patents and trademarks.

Cash flows generated from financing activities were $28,500 for the six months ended June 30, 2014 as compared to $279,850 for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company received $25,000 of proceeds from the sale of commons stock and $3,500 of proceeds from a related party loan. During the six months ended June 30, 2013, the Company received proceeds from sales of common stock of $276,500 and $3,350 from borrowing from related parties net of repayments made.

As of June 30, 2014, our cash position was $26,320, compared with $51,654 as of December 31, 2013. We anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2014, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the six months ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has taken limited steps to meet its Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. We are not materially compliant with the Section 404 requirements due to economic constraints.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2014, the Company sold 500,000 unregistered shares of common stock to an investor for $25,000.

On April 15, 2014, the Company issued 37,919 unregistered shares of common stock to a software consultant. The shares had an estimated value of $1,896.

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

DATE: August 13, 2014

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

