Form 10-Q
period 2014-09-30
KLEVER MARKETING INC
filed 2014-11-14
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2014, there were 53,191,043 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of September 30, 2014 and December 31, 2013 (Audited)	3

	Statements of Operations for the three and nine months ending September 30, 2014 and 2013	4

	Statement of Stockholders’ Equity for the nine months ending September 30, 2014	5

	Statements of Cash Flows for the nine months ending September 30, 2014 and 2013	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors and Uncertainties	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$14,267	$51,654

Total Current Assets	14,267	51,654

FIXED ASSETS
Capitalized software development and licenses	494,140	422,330
Office Equipment	3,350	3,350
Less accumulated depreciation	(2,158)	(915)

Total Fixed Assets	495,332	424,765

OTHER ASSETS
Intangibles, net	81,330	86,898

Total Other Assets	81,330	86,898

TOTAL ASSETS	$590,929	$563,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$314,586	$304,669
Accrued liabilities	162,546	65,724
Preferred stock dividends	68,308	–
Related party notes payable	3,500	–

Total Current Liabilities	548,940	370,393

Total Liabilities	548,940	370,393

STOCKHOLDERS' EQUITY
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 124,531 issued and outstanding at September 30, 2014 and December 31, 2013, respectively); aggregate liquidation preference of $3,306,604.	1,245	1,245
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 94,383 issued and outstanding at September 30, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,638,609.	944	944
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 165,955 issued and outstanding at September 30, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,118,583.	1,660	1,660
Common stock (par value $0.01), 250,000,000 shares authorized, 52,441,043 and 51,693,124 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively.	524,410	516,931
Treasury stock, 100,000 shares at September 30, 2014 and December 31, 2013.	(1,000)	(1,000)
Paid in capital in excess of par value	17,844,080	17,880,371
Retained deficit	(18,329,350)	(18,207,227)

Total Stockholders' Equity	41,989	192,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$590,929	$563,317

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

OPERATING EXPENSES

General and administrative	$72,516	$86,429	$207,128	$266,420
Research and development	1,981	837	6,077	7,462

Total Operating Expenses	74,497	87,266	213,205	273,882

OTHER INCOME (EXPENSE)

Interest expense	–	–	–	(16,626)
Forgiveness of debt	–	–	10,609	818,708
Gain (loss) on sale of assets	–	–	–	(325)
Litigation settlements	7,150	35,360	81,400	35,360

Total Other Income (Expense)	7,150	35,360	92,009	837,117

NET INCOME (LOSS) BEFORE INCOME TAXES	(67,347)	(51,906)	(121,196)	563,235

INCOME TAXES	(268)	(274)	(927)	(821)

NET INCOME (LOSS)	$(67,615)	$(52,180)	$(122,123)	$562,414

BASIC EARNINGS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	52,376,238	50,627,091	52,123,264	49,104,938

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	52,346,890	50,627,091	52,123,264	71,577,660

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statement of Stockholders’ Equity

(Unaudited)

						Capital in		Total Stockholders'
	Preferred Stock		Common Stock		Treasury	Excess of	Retained	Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2013 (Audited)	384,869	$3,849	51,693,124	$516,931	$(1,000)	$17,880,371	$(18,207,227)	$192,924

Common Stock issued for cash at $0.05 per share	–	–	500,000	5,000	–	20,000	–	25,000

Common Stock issued for cash at $0.06 per share	–	–	100,000	1,000	–	5,000	–	6,000

Common Stock issued for capitalized software development at $0.05 per share	–	–	37,919	379	–	1,517	–	1,896

Common Stock issued for capitalized software development at $0.06 per share	–	–	110,000	1,100	–	5,500	–	6,600

Accrual for preferred stock dividend	–	–	–	–	–	(68,308)	–	(68,308)

Net loss for the nine months ended September 30, 2014	–	–	–	–	–	–	(122,123)	(122,123)

Balance, September 30, 2014	384,869	$3,849	52,441,043	$524,410	$(1,000)	$17,844,080	$(18,329,350)	$41,989

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(122,123)	$562,414
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	–	6,250
(Gain) loss on sale/disposal of assets	–	325
Depreciation and amortization	17,442	11,411
Debt forgiveness	(10,609)	(818,708)
Services contributed by officers	–	81,000
Changes in operating assets and liabilities:
Increase in accounts payable	20,526	23,036
Increase (decrease) in accrued liabilities	96,822	(1,652)

Net Cash Provided by (Used by) Operating Activities	2,058	(135,924)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	–	(1,809)
Capitalized software development costs	(63,314)	(40,750)
Intellectual property development costs	(10,631)	(35,555)

Net Cash Used by Investing Activities	(73,945)	(78,114)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital stock issued	31,000	316,500
Proceeds from related party loans	3,500	13,450
Repayments on related party loans	–	(17,500)

Net Cash Provided by Financing Activities	34,500	312,450

NET INCREASE (DECREASE) IN CASH	(37,387)	98,412

CASH AT BEGINNING OF PERIOD	51,654	3,055

CASH AT END OF PERIOD	$14,267	$101,467

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–

Income taxes	$104	$100

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued to pay accounts payable	$–	$11,339

Common stock issued for capitalized software development	$8,496	$63,000

Common stock issued to pay accrued liabilities	$–	$7,500

Accrued compensation forgiven by officers	$–	$404,250

Accrual for preferred stock dividends payable with preferred shares	$68,308	$32,269

Preferred stock issued to pay dividends	$–	$77,798

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Klever Marketing, Inc. (the “Company”) was created to develop, market and distribute an electronic shopping cart device for in-store advertising, promotion and media content and retail shopper services and has not commenced its planned principal operations. The Company’s activities since inception have consisted principally of developing various applications of its electronic shopping cart concept including its mobile application for smart phones which the Company is currently testing in retail supermarkets, obtaining patents and trademarks related to its technology, and raising capital. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding needed to finalize development of the Company’s technology and to commercialize its product in a profitable manner.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

The computations of basic and fully diluted earnings per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the periods where the Company incurred a net loss, common stock equivalents related to the conversion of preferred rights have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

Following is a reconciliation of the income (loss) per share for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2014	2013	2014	2013
Numerator:

Income (loss) before extraordinary items	$(67,615)	$(52,180)	$(122,123)	$562,414
Income from extraordinary items, net of tax	–	–	–	–

Net income (loss)	$(67,615)	$(52,180)	$(122,123)	$562,414

Denominator:
Weighted-average common shares outstanding
Basic	52,376,238	50,627,091	52,123,264	49,104,938
Conversion of preferred rights	–	–	–	22,472,722
Diluted	52,376,238	50,627,091	52,123,264	71,577,660

Income (loss) per share
Basic
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.00)	$0.01
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$0.01

Diluted
Income (loss) before extraordinary items	$(0.00)	$(0.00)	$(0.00)	$0.01
Income from extraordinary items, net of tax	–	–	–	–
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$0.01

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $494,140 and $422,330 of capitalized software development costs as of September 30, 2014 and December 31, 2013, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at September 30, 2014 and December 31, 2013. There has been no significant change in the unrecognized tax benefit through September 30, 2014 except for accruing additional interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through September 30, 2014, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative federal net operating loss carry-forward is approximately $15.5 million as of September 30, 2014, and will expire in the years 2018 through 2034. The cumulative state net operating loss carry-forward is approximately $4.9 million as of September 30, 2014, and will expire in the years 2017 through 2029.

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

During the nine months ended September 30, 2014 and 2013, the Company incurred costs of $6,077 and $7,462 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2014 and December 31, 2013 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $122,123 during the nine months ended September 30, 2014. The Company did not generate any revenue from product sales during the nine months ended September 30, 2014 or September 30, 2013. As of September 30, 2014, the Company’s current and total liabilities exceeded its current assets by $534,673. As of September 30, 2014, the Company had $14,267 of cash available on hand.

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

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of September 30, 2014 and December 31, 2013, there were 384,869 preferred shares issued and outstanding for all classes, respectively. As of September 30, 2014, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of September 30, 2014, the Company had accrued and unpaid preferred stock dividends totaling $68,308 relating to dividends for the nine months ended September 30, 2014. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of September 30, 2014 and December 31, 2013, there were 124,531 Class A Shares outstanding. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of September 30, 2014 and December 31, 2013, there were 94,383 Class B Shares outstanding. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of September 30, 2014 and December 31, 2013, there were 165,955 Class C Shares outstanding. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 5 – DEBT FORGIVENESS

2014 Debt Forgiveness

During the nine months ended September 30, 2014, the Company wrote off $10,609 of obligations where the statute of limitations was believed to have run. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

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

The settlement of these obligations coupled with the settlement of the obligations described above resulted in the Company recording a total gain on Forgiveness of Debt totaling $818,708 for the nine months ending September 30, 2013.

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

For the nine months ended September 30, 2013, the Company’s officers agreed to not take any compensation which resulted in the Company recording $81,000 in contributed services for that period.

NOTE 6 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options. The Company had no stock options outstanding as of September 30, 2014.

NOTE 7 – COMMON STOCK

Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, the Company issued 600,000 shares to investors for $31,000 in cash.

During the nine months ended September 30, 2014, the Company issued 147,919 shares of common stock valued at $8,496 to consultants for services.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company accrued $121,500 for compensation for the CEO during the nine months ended September 30, 2014 of which $0 was paid. Due to the Company’s limited financial resources, the Company recorded $81,000 which represents the estimated fair value of uncompensated services contributed by management during the six months ended June 30, 2013. The Company recorded $40,500 of compensation for its CEO for the three months ended September 30, 2013 of which $27,000 was paid during the period.

The bookkeeper, who is the wife of the CEO, earned $13,500 during the nine months ended September 30, 2014 for services provided to the Company. $10,500 of this amount was paid during the nine months ended September 30, 2014. The bookkeeper, who is the wife of the CEO, earned $13,500 during the nine months ended September 30, 2013 for services provided to the Company. $12,000 of this amount was paid during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company’s officers agreed to forgive $404,250 of compensation that was owed to them from prior years services and contribute the value of those services to the Company through additional paid in capital.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 9 – LITIGATION SETTLEMENTS

During the nine months ended September 30, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $81,400 in net proceeds from litigation settlements. The Company recorded $35,360 in net proceeds from similar litigation settlements during the nine months ended September 30, 2013.

NOTE 10 – COMMITMENTS

On August 19, 2014, the Company entered into a consulting agreement with an independent sales representative to assist the Company with finding retailers and consumer packaged goods companies who will utilize the Company’s mobile phone technology. The agreement is effective from September 1, 2014 to March 31, 2015 and requires the Company to pay the consultant $3,000 per month except in December 2014. The consultant will also receive a 5% commission for all revenue that he is directly responsible for generating.

NOTE 11 – SUBSEQUENT EVENTS

On October 23, 2014, the Company sold 750,000 shares of common stock to two investors resulting in the Company receiving proceeds of $37,500.

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

We advise anyone relying upon this report that any statement of earnings by the company has been obtained solely through the reduction, adjustment or termination of various debt obligations and through net proceeds received in litigation settlements and does not reflect operating revenues to the Company. The Company continues without revenues and with continuing substantial expenses, yielding a net loss from operations if considered apart from reduction of debt, asset sales, and litigation settlements. The Company continues to search for merger or acquisition candidates or possible entities to which it may sell or license its patent interest, but makes no warranty or assurance that it will be successful in any of these endeavors. Further, there is no assurance that the Company can continue to operate without cash flows or revenues and during the past year has relied exclusively upon interim capital financing for its continuation.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made substantial progress on its mobile application development and implementation. The software programming of the consumer KleverShop® application has been completed and successfully tested in our demonstration store. The retailer and supplier KleverDash® application has completed its database and backend programming, complete with a revised graphical user interface, which successfully tested in our demonstration store.

Progress During the three Months Ending September 30, 2014

During the third Quarter, the Company completed testing of its patented Hook and Tender checkout and clearing process which will allow users of our KleverShop application to checkout very efficiently when shopping at any of the 10,000 independent grocers using the Retalix ISS 45 POS system. This technology briefly taps into the store’s POS system to allow a validated checkout and redemption of selected coupons, followed by a printed receipt showing the coupon savings and categorizing of data preparatory to coupon clearing.

Klever has also recently hired a business development specialist, Scott Emig, who is moving aggressively to sign up new retailers to utilize the Klever suite of products. He has extensive experience working with both grocery retailers and product manufacturers and has developed and is implementing an extensive program to sign up retailers into the Klever system.

The Company has signed on a senior software developer, Mike Tallent, to rewrite areas of the KleverShop® and KleverDash™ software into more efficient programming language to further enhance the effectiveness of our software products. He has worked in Silicon Valley for the past 20 years and brings a wealth of experience to add to our current outstanding development capability.

Anticipated Business Development in the Next 12 Months

During the next 12 months, the Company will attempt to move forward along several paths. We will continue to strengthen our balance sheet by reducing our outstanding debt and seek additional capital investment. As we work with retailers, we will strengthen our KleverShop® and KleverDash™ systems to improve the consumer experience and ability of suppliers to manage their promotional programs. We continue to improve our Klevershop® software for both iPhone and Android applications to assure the programs are efficiently programmed and simple to use.

We are looking to expand into a regional super market chain of moderate size to demonstrate the multi-store usability of our software systems and generate revenue from operations. We also plan to develop our own internal laboratory for further testing of our applications. And we are working with large associations and supplier organizations who are interested in providing Klever’s applications to their user base.

We will use this retailer base to promote our relationships with product suppliers to bring them into the fold of Klever product users. With these suppliers we will promote our KleverBank® system for coupon management and consumer redemption, which when successful, is expected to place our Company in a very attractive position. We continue to differentiate ourselves as being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward. However, we must caution the reader that Klever Marketing currently has no signed revenue contracts. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the three months ended September 30, 2014, the Company had a net loss of $67,615 compared to a net loss of $52,180 for the three months ended September 30, 2013. The reduction in net loss in the current year is primarily due to a decrease in operating expenses of $12,769 coupled offset by a decrease in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents.. General and administrative costs were reduced from $86,429 for the three months ended September 30, 2013 to $72,516 for the three months ended September 30, 2014. The reduction in costs was primarily due to reduced costs for outside services and accounting fees of $6,998 and $5,394, respectively. Outside service fees were lower due to reduced costs for third party consultants. Accounting fees were lower primarily due to lower costs for preparing the Company’s December 31, 2013 10-K and the 2014 10-Q’s.

The Company received $7,150 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents compared to net proceeds of $35,360 for similar matters in the prior year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, the Company had a net loss of $122,123 compared to net income of $562,414 for the nine months ended September 30, 2013. The decrease in earnings in the current year is primarily due to a decrease in operating expenses of $60,677 offset by a decrease in other income of $745,108. General and administrative costs were reduced by $59,292 from $266,420 for the nine months ended September 30, 2013 to $207,128 for the nine months ended September 30, 2014. The reduction in costs was primarily due to reduced costs for outside services, accounting fees, and promotional expenses of $28,608, $18,365, and $23,612, respectively. Outside service fees were lower due to reduced costs for third party consultants. Accounting fees were lower primarily due to lower costs for preparing the Company’s December 31, 2013 10-K and 2014 10-Q’s. Promotional fees were lower primarily due to the Company receiving a refund of promotional fees paid as a result of the Company terminating its agreement with a third party consulting firm. The overall decrease in general and administrative costs was partially offset by an increase of $5,603 related to additional amortization of the Company’s patents and trademarks resulting from the Company’s continued investment in its intellectual property.

The Company had no interest expense during the nine months ended September 30, 2014 compared to $16,626 during the nine months ended September 30, 2013. Interest expense in the current year was eliminated as a result of the debt settlement agreements the Company entered into during the first quarter of 2013.

During the nine months ended September 30, 2014, the Company received $81,400 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents compared to $35,360 in net settlement proceeds in the prior year.

The Company had debt forgiveness income during the nine months ended September 30, 2014 of $10,609 as a result of the statute of limitations apparently expiring compared to debt forgiveness income of $818,708 for the same period in 2013. During the nine months ended September 30, 2013, the Company entered into settlement agreements with certain creditors resulting in the Company making cash payments totaling $25,450 and issuing 450,000 shares of common stock valued at $13,500 to settle outstanding obligations totaling $776,153. The Company also wrote off $81,504 of obligations where the statute of limitations had apparently expired. The settlement of these obligations resulted in the Company recording a gain on Forgiveness of Debt totaling $818,708.

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

Cash flows generated from operating activities during the nine months ended September 30, 2014 totaled $2,058 compared to cash flows used in operations of $135,924 during the nine months ended September 30, 2013. The increase in cash flows from operations is due primarily to increased depreciation and amortization of $6,031, a bigger increase in accrued liabilities of $98,474 offset by a smaller increase in accounts payable of $2,510 and an increase resulting from $10,609 of debt forgiveness income in the current year as compared to $818,708 in the prior year. These increases in the current year as compared to the prior year were partially offset by a decrease in net income of $684,537, stock issued for general and administrative of $6,250, and contributed services of $81,000.

Cash flows used in investing activities during the nine months ended September 30, 2014 were $73,945 as compared to $78,114 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company spent $63,314 for capitalized software development and $10,631 to develop patents and trademarks. During the nine months ended September 30, 2013, the Company spent $1,809 acquiring equipment, $40,750 on capitalized software development, and $35,555 developing patents and trademarks.

Cash flows generated from financing activities were $34,500 for the nine months ended September 30, 2014 as compared to $312,450 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company received $31,000 of proceeds from the sale of commons stock and $3,500 of proceeds from a related party loan. During the nine months ended September 30, 2013, the Company received proceeds from sales of common stock of $316,500 offset by cash used of $4,050 in repayments to related parties net of borrowings received.

As of September 30, 2014, our cash position was $14,267, compared with $51,654 as of December 31, 2013. We anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2014, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the nine months ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As an enterprise engaged in the development of new technology, our business is inherently risky.  Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below. Our common stock has traded between $0.03 and $0.09 per share during the past 52 weeks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2014, the Company sold 500,000 unregistered shares of common stock to an investor for $25,000.

On April 15, 2014, the Company issued 37,919 unregistered shares of common stock to a software consultant. The shares had an estimated value of $1,896.

On August 19, 2014, the Company sold 100,000 unregistered shares of common stock to an investor for $6,000.

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

DATE: November 14, 2014

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

