Form 10-K
period 2014-12-31
KLEVER MARKETING INC
filed 2015-03-30
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.04 as quoted on the OTCBB, on June 30, 2014, is $1,329,627. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 33,240,676.

As of March 21, 2015, there were 54,463,562 common shares issued and outstanding.

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Our ability to raise sufficient capital to fund the development of our technology and continue to fund operating expenses;

•	Our ability to get our technology to work in accordance with our technical specifications;

•	Our ability to attract customers to our products once they are developed;

•	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively;

•	Actions or inactions of third-party contractors and vendors;

•	Our ability to successfully patent and protect our intellectual property;

•	The potential that our competitors will get their products to market ahead of us;

•	General economic conditions.

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

PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

General

Klever Marketing, Inc. is engaged in obtaining capital in order to file and acquire patents, to seek out and to investigate, develop, manufacture and market electronic in-store advertising, directory and coupon services which have potential for profit. The Company successfully conducted two in-store demonstrations of its shopping cart technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Programs. Subsequently, in 2010, the Company shifted its business model to mobile technology and has aggressively developed new applications using this technology.

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made substantial progress on its mobile application development and implementation. The software programming of the consumer KleverShop 1.0 application has been completed and successfully tested in our- demonstration store. The retailer and supplier KleverDash application has completed its database and backend programming, complete with a revised graphical user interface, and successfully tested in our demonstration store.

2014 Mobile Application Development and Implementation

In 2014 the Company’s business efforts concentrated in two areas: modifying the software to meet retailer’s refined business requirements and expanding our contacts within the retail grocery industry. We completed our Wholesome Choice Market demonstration test in March 2014, and the feedback led us to conclude that to best serve our clients we needed to 1) add a loyalty program with points and 2) store branding and license our KleverShop software, allowing markets to brand the application as their own. Following further discussions with our investors, we also decided that now was the time to upgrade our software to an entirely new development platform that would be much more efficient and effective in addressing the desired enhancements.

Accordingly, we have been very busy and are excited about the software tools in our new upgrade, designated KleverShop 2.0. Our new development platform is far more efficient. Our couponing options have been greatly expanded. Our user interface has built-in flexibility to brand to individual retailer needs. And we have built in our Loyalty Program. Our KleverPoints program gives retailers the opportunity to award points for various shopping functions that lead to greater basket uplift. Points are awarded for checking in, for redeeming coupons and for total basket size.

At the same time we are also upgrading our KleverDash platform. We have envisioned a number of ways to make this tool even more useful to suppliers and retailers, with easier coupon generation, more types of coupons and expanded graphics/analytics.

Our new software platform not only has far better built-in documentation but also allows us to embed hundreds of software tests that greatly reduce the debugging process. On top of that we have purchased a Retalix POS test center to further enable us to eliminate any post-development bugs. And we are seeking certification from Retalix to be an approved 3rd party services provider.

To expand our marketing efforts, the Company brought on a Sales and Marketing consultant with considerable retailer and supplier experience. We are pursuing two sales fronts: 1) Marketing to retail grocers in Southern California to establish a retailer base with established regional grocers, and 2) Marketing through retail grocery associations who supply support services and tools to a broad range of retail grocers. The latter opportunity appears to be very promising for Klever, and we are optimistic on the outcome. In both cases it is important to remember that retail grocers have not been known for their rapid adoption of new technologies. Klever is well aware of this tendency and is committed to persistence and “aggressive patience” in its marketing effort.

As a further step to prepare for revenue operations, in December Klever formed a Digital Coupon Redemption Division to focus on retail store application and operations using our Klever digital products (KleverShop®, KleverDash®, KleverBank®, KleverPoints – all in the KleverKloud®). This division is preparing for installation in retail stores, daily operations, accounting of digital redemptions and clearing, and technical support to these retail customers. Agreements and other supporting documentation are also being developed.

Anticipated Business Development in the Next 12 Months

In 2015, the Company’s goals are clear. Wrap up the programming and testing of KleverShop 2.0 and release it into the marketplace for revenue operations. Build the client base from bottom up by securing innovative grocers who want to take the lead in digital coupon marketing. And market our product top down from associations who provide services to multiple grocers. From there we need to be prepared for rapid growth.

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

Our independent accountant’s report to our audited financial statements for the year ended December 31, 2014, indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

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

If we do not obtain additional financing or sufficient revenues, our business will fail.

Our current operating funds are less than necessary to complete the full development and marketing of our mobile products, and we will need to obtain additional financing in order to complete our business plan.   We currently have minimal operations and we are not currently generating revenue or net income.

Our business plan calls for significant expenses in connection with developing our mobile phone technology and paying our current obligations. The Company currently does not have sufficient funds to pay its obligations. As a result, the Company will require additional financing to execute its business plan through raising additional capital and/or beginning to generate revenue.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including investor acceptance of our technology and current financial condition as well as general market conditions.  These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. And if additional financing is not arranged, the company faces the risk of going out of business. The Company’s management is currently engaged in actively pursuing multiple financing options in order to obtain the capital necessary to execute the Company’s business plan.

The most likely source of future funds presently available to us is through the additional sale of private equity capital or through a convertible debt instrument. Any sale of share capital will most likely result in dilution to existing shareholders.

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

2014:	High	Low
First Quarter	$0.08	$0.04
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.06	$0.03

2013:	High	Low
First Quarter	$0.08	$0.03
Second Quarter	$0.13	$0.03
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.04

The number of shareholders of record of the Company's common stock as of December 31, 2014 was approximately 914.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On April 14, 2014, the Company issued 500,000 shares of common stock at $0.05 per share to an investor resulting in cash proceeds to the Company of $25,000.

On August 21, 2014, the Company sold 100,000 shares of common stock at $0.06 per share to an investor resulting in cash proceeds to the Company of $6,000.

On October 15, 2014, the Company sold 500,000 shares of common stock at $0.05 per share to an investor resulting in cash proceeds to the Company of $25,000.

On October 20, 2014, the Company sold 250,000 shares of common stock at $0.05 per share to an investor resulting in cash proceeds to the Company of $12,500.

On November 25, 2014, the Company sold 100,000 shares of common stock at $0.05 per share to an investor resulting in cash proceeds to the Company of $5,000.

On December 12, 2014, the Company sold 300,000 shares of common stock at $0.06 per share to an investor resulting in cash proceeds to the Company of $18,000.

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

Beneficial Ownership Compliance Reporting

The Company is aware of the following share and option transactions for the reporting period ending December 31, 2014 for which neither Form 4 nor Form 5 were filed.

Name	Officer or Board Member	Number of Shares	Share Price	Option Price	Total Cost	Date	No. of Years

Mohammad AlSuliman (b)	No	110,000	$0.06		$6,600	3/3/2014
John Pinches (a)	No	500,000	$0.05		$25,000	4/14/2014
Chrispaul Obana (b)	No	37,919	$0.05		$1,896	4/15/2014
Scott Emig (a)	No	100,000	$0.06		$6,000	9/04/2014
Happy Seven Investment Co (a)	No	500,000	$0.05		$25,000	11/12/2014
King Udall (a)	No	250,000	$0.05		$12,500	11/12/2014
Greg Littleton (a)	No	100,000	$0.05		$5,000	12/04/2014
Greg Littleton (a)	No	300,000	$0.06		$18,000	12/12/2014
Yousef Abed (b)	No	100,000	$0.05		$5,000	12/30/2014

(a) Stock issued for cash

(b) Stock issued for service

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

For the year ended December 31, 2014, the Company generated a net loss of $277,987. To date the Company has not had any revenues from operations. Since inception, the Company’s primary source of funding has come through the unregistered sales of restricted common stock, sales proceeds from selling certain non-core intangible assets and net proceeds from settling patent suits.

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

Results of Operations - For the year ended December 31, 2014, the Company generated a net loss of $277,987 as compared to a net income of $521,067 for the year ended December 31, 2013 primarily through debt reducing activities. The loss incurred in 2014 is primarily due to the Company incurring operating expenses of $368,802, which was partially offset by patent infringement litigation settlements of $81,400 and debt forgiveness of $10,609. The income generated in 2013 is primarily from gains on debt forgiveness of $818,708 coupled with net proceeds from patent infringement litigation of $94,485 partially offset by ongoing operating expenses. The Company remains in the product development stage and generated no revenue in 2014 or 2013. During 2013 and 2014, the Company’s expenditures were directed at developing software for its mobile phone applications.

General and administrative expenses for the year ended December 31, 2014 decreased by $79,305 or 21.4% to $291,734 from $371,039 for the year ended December 31, 2013.  The primary reason for the overall decrease in general and administrative expenses is due to decreased costs for accounting fees, stock promotion fees and outside services. Accounting fees decreased from $53,599 in 2013 to $35,228 in 2014 primarily due to lower fees for SEC reporting. Stock promotion fees decreased by $36,543 in 2014 as compared to 2013 due to the Company not hiring a third party to promote its stock in 2014 as well as receiving a $10,000 refund in 2014 from a stock promotion that took place in 2013. Outside services decreased by 34,561 in 2014 as compared to 2013 due to lower costs for third party consultants. The decreases were offset by increased costs for legal fees and depreciation and amortization. Legal fees increased by $5,199 and depreciation and amortization increased by $7,128.

During the year ended December 31, 2014, the Company recorded an impairment loss of $65,864 related to certain patents and capitalized software costs where the carrying value exceeded the estimated fair value. The Company did not record an impairment loss for the year ended December 31, 2013.

During the year ended December 31, 2014 research and development costs increased by 281.1% from $2,940 in 2013 to $11,204 in 2014. During 2014, the Company incurred more costs to develop its technology than it did in 2013 primarily due to the Company setting up a demonstration unit that they can use to show perspective customer and investors.

Other income (expense) decreased to $92,009 in 2014 compared to $896,242 in 2013. In 2014, the Company received net proceeds from settlement of patent infringement cases of $81,400 as well as $10,609 of debt forgiveness. During 2013, the Company generated a gain on debt forgiveness of $818,708, $94,485 in net proceeds from patent infringement legal settlements, partially offset by ($16,626) in interest expense and a ($325) loss on disposal of assets.

Income tax expense was $1,194 for the year ended December 31, 2014 and remained consistent with income tax expense for the year ended December 31, 2013 of $1,196. The biggest component of income tax expense in both years is the interest and penalties accrued during both years that are associated with the Company’s uncertain tax positions.

Liquidity and Capital Resources - The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the year ended December 31, 2014, the Company was able to sell 1,750,000 shares of restricted common stock for $91,500. During the year ended December 31, 2014, the Company invested $70,881 in capitalized software development, and $10,631 in its patents and trademarks for its intellectual property.

During the year ended December 31, 2014, the Company recorded $10,609 of debt forgiveness income relating to certain obligations where the statute of limitations had expired.

As of December 31, 2014, our cash position was $23,194, compared with $51,654 as of December 31, 2013. We anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

Cash flows used by operating activities – The Company used $41,948 and $148,023 for operating activities for the years ended December 31, 2014 and 2013, respectively. The decrease in cash flows used in operating activities is primarily due to a non-cash charge of $65,863 for impairment, coupled with increases in accounts payable and accrued liabilities of $111,613, partially offset by a decrease in net income of $799,054 and a decrease in debt forgiveness income of $808,099.

Cash flows used by investing activities – The Company used $81,512 of cash flows in investing activities for the year ended December 31, 2014 compared to $108,428 for the year ended December 31, 2013. During the year ended December 31, 2014, the Company incurred costs of $70,881 for capitalized software development costs, and spent $10,631 to develop related patents and trademarks. For the year ended December 31, 2013, the Company spent $1,809 to purchase computer equipment, $66,760 on software development costs, and $39,859 to obtain related patents and trademarks.

Cash flows generated from financing activities – The Company generated cash flows from financing activities of $95,000 for the year ended December 31, 2014 as compared to $305,050 for the year ended December 31, 2013. During the year ended December 31, 2014, the Company raised $91,500 through the sale of 1,750,000 shares of common stock and received $3,500 in proceeds from a related party loan. During the year ended December 31, 2013, the Company sold 2,775,000 shares of restricted common stock and 550,000 shares of free trading treasury stock for $316,500. In addition, the Company used cash net of borrowings of $11,450 to repay related party loans from its officers.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2014, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	74	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	71	COO and CFO	Future shareholder meeting

Jerry P. Wright	62	Director	Future shareholder meeting

Paul G. Begum, Founder, age 74 returned to the Board of Directors in February, 2007. Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical productions. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell age 72 retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world. He has been responsible for the design and implementation of major software developments and installations. He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia. He has broad experience in both managing day-to-day project operations and a portfolio of programs. Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright age 62 is the CEO and President of United Potato Growers of America with a broad experience in the food production, packaged goods manufacturing and retail sales industries. Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with. Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations. His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing. Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2014, the Company did not have a functioning Audit and Compliance Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid for the years ended December 31, 2014 and 2013.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
Name and Principal Position	Year Ended Dec 31,	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Underlying Options /SAR’s	LTIP	All Other Compensation

Paul G. Begum Chairman/CEO*	2014	$1,500	$0	$0	$0	$0	$0	$0

	2013	$54,000	$0	$0	$0	$0	$0	$0

Robert Campbell COO	2013	$0	$0	$0	$0	$0	$0	$0

	2012	$0	$0	$0	$0	$0	$0	$0

*Services provided through PSF Inc., a company owned by Mr. Begum.

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2014, to the chief executive officer, chief financial officer, and directors of the Company. As shown, no grants of options took place and no options are outstanding as of December 31, 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or was known by the Company to own beneficially shares of stock that have more than 5% of the 77,770,032 (53,691,043 common plus 24,078,989 preferred) votes as of December 31, 2014. The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers & >5% Stock Owners

Paul G. Begum (through PSF Inc. and Tree of Stars, Inc.)	Direct	10,642,075
30251 Golden Lantern	Preferred	24,078,989
Suite E, PMB 411	Options/Warrants	–
Laguna Niguel, CA 92677	Total	34,721,064	44.65%

Robert A. Campbell	Direct	4,669,000
991 Rippey Sreet	Preferred	–
El Cajon, CA 92020	Options/Warrants	–
	Total	4,669,000	6.00%

Terry Warner	Direct	3,789,292
(through Mahalo, LLC and Zedeka, LLC)	Preferred	–
	Options/Warrants	–
	Total	3,789,292	4.87%

Total		43,179,356	55.52%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director and Officer Loans to the Company

Loans were made to the Company during 2013 by two officers in the following amounts:

From	Principal Balance as of 12/31/2013	Borrowings	Repayments	Principal Balance as of 12/31/2014

Paul G. Begum (through PSF Inc.)	$–	$–	$–	$–

Paul G. Begum (through Tree of Stars, Inc)	-	-	-	–

Robert A. Campbell	-	3,500	-	3,500

Total	$-	$3,500	$-	$3,500

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

The following is a summary of the fees incurred by the Company to HJ & Associates, LLC for professional services rendered for the years ended December 31, 2014 and 2013, respectively.

Service	2014	2013
Audit Fees	$21,200	$17,100
Audit-Related Fees	–	–
Total	$21,200	$17,100

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

The following is a summary of the fees paid by the Company to Robison, Hill & Company for professional services rendered for the years ended December 31, 2014 and 2013, respectively.

Service	2014	2013
Tax Fees	$1,600	$1,500

	$1,600	$1,500

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

The Board of Directors pre-approved 100% of the Company’s 2014 and 2013 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

KLEVER MARKETING, INC.

Dated: March 30, 2015	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2014.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO
Robert A. Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC.

Index to Financial Statements

As of December 31, 2014 and 2013

and for the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Klever Marketing, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Klever Marketing, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 30, 2015

KLEVER MARKETING, INC.

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$23,194	$51,654

Total Current Assets	23,194	51,654

FIXED ASSETS
Capitalized software development and licenses	451,706	422,330
Office Equipment	3,350	3,350
Less accumulated depreciation	(2,522)	(915)

Total Fixed Assets	452,534	424,765

OTHER ASSETS
Intangibles, net	64,699	86,898

Total Other Assets	64,699	86,898

TOTAL ASSETS	$540,427	$563,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$315,180	$304,669
Accrued liabilities	201,814	65,724
Preferred stock dividends	30,063	–
Related party notes payable	3,500	–

Total Current Liabilities	550,557	370,393

Total Liabilities	550,557	370,393

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized;132,582 and 124,531 issued and outstanding at December 31, 2014 and December 31, 2013, respectively); aggregate liquidation preference of $3,447,132.	1,326	1,245
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized;00,486 and 94,383 issued and outstanding at December 31, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,708,262.	1,005	944
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized;176,685 and 165,955 issued and outstanding at December 31, 2014 and December 31, 2013 respectively); aggregate liquidation preference of $1,166,121.	1,767	1,660
Common stock (par value $0.01), 250,000,000 shares authorized,53,691,043 and 51,693,124 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively.	536,910	516,931
Treasury stock, 100,000 shares at December 31, 2014 and December 31, 2013.	(1,000)	(1,000)
Paid in capital in excess of par value	17,935,076	17,880,371
Retained deficit	(18,485,214)	(18,207,227)

Total Stockholders' Equity (Deficit)	(10,130)	192,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$540,427	$563,317

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2014	2013
OPERATING EXPENSES
General and administrative	$291,734	$371,039
Impairment loss	65,864	–
Research and development	11,204	2,940
Total Operating Expenses	368,802	373,979

OTHER INCOME (EXPENSE)
Litigation settlements	81,400	94,485
Forgiveness of debt	10,609	818,708
Interest expense	–	(16,626)
Loss on sale of assets	–	(325)
Total Other Income (Expense)	92,009	896,242

NET INCOME (LOSS) BEFORE INCOME TAXES	(276,793)	522,263
INCOME TAXES	(1,194)	(1,196)
NET INCOME (LOSS)	$(277,987)	$521,067
BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.01
FULLY DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	52,330,759	49,757,302
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - FULLY DILUTED	52,330,759	72,127,734

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

								Total
						Capital in		Stockholders’
	Preferred Stock		Common Stock		Treasury	Excess of	Retained	Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2012	346,910	$3,469	46,626,377	$466,264	$(1,000)	$16,963,780	$(18,728,294)	$(1,295,781)

Common Stock issued for accounts payable at $0.08 per share	–	–	66,747	667	–	4,672	–	5,339

Issuance of common stock to settle debt obligations and for cash ( Note 5)	–	–	1,200,000	12,000	–	48,500	–	60,500

Common Stock issued for cash at $0.05 per share	–	–	150,000	1,500	–	6,000	–	7,500

Common Stock issued for cash at $0.08 per share	–	–	1,125,000	11,250	–	78,750	–	90,000

Common Stock issued for cash at $0.10 per share	–	–	400,000	4,000	–	36,000	–	40,000

Common Stock issued for cash at $0.12 per share	–	–	1,100,000	11,000	–	121,000	–	132,000

Common Stock issued for services at $0.05 per share	–	–	125,000	1,250	–	5,000	–	6,250

Common Stock issued for services at $0.07 per share	–	–	900,000	9,000	–	54,000	–	63,000

Accrued compensation forgiven by officers	–	–	–	–	–	404,250	–	404,250

Services contributed by officer	–	–	–	–	–	81,000	–	81,000

Preferred stock issued as dividends	37,959	380	–	–	–	137,347	–	137,727

Accrual for preferred stock dividend	–	–	–	–	–	(59,928)	–	(59,928)

Net income	–	–	–	–	–	–	521,067	521,067

Balance, December 31, 2013	384,869	$3,849	51,693,124	$516,931	$(1,000)	$17,880,371	$(18,207,227)	$192,924

Common Stock issued for cash at $0.05 per share	–	–	1,350,000	13,500	–	54,000	–	67,500

Common Stock issued for cash at $0.06 per share	–	–	400,000	4,000	–	20,000	–	24,000

Common Stock issued for capitalized software development at $0.05 per share	–	–	137,919	1,379	–	5,517	–	6,896

Common Stock issued for capitalized software development at $0.06 per share	–	–	110,000	1,100	–	5,500	–	6,600

Preferred stock issued as dividends	24,884	249	–	–	–	68,059	–	68,308

Accrual for preferred stock dividend	–	–	–	–	–	(98,371)	–	(98,371)

Net loss	–	–	–	–	–	–	(277,987)	(277,987)

Balance, December 31, 2014	409,753	$4,098	53,691,043	$536,910	$(1,000)	$17,935,076	$(18,485,214)	$(10,130)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(277,987)	$521,067
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for general and administrative	–	6,250
Loss on sale/disposal of assets	–	325
Impairment	65,864	–
Depreciation and amortization	23,574	16,446
Debt forgiveness	(10,609)	(818,708)
Services contributed by officers	–	81,000
Changes in operating assets and liabilities:
Increase in accounts payable	21,120	33,375
Increase in accrued liabilities	136,090	12,222
Net Cash Used by Operating Activities	(41,948)	(148,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	–	(1,809)
Capitalized software development costs	(70,881)	(66,760)
Intellectual property development costs	(10,631)	(39,859)
Net Cash Used by Investing Activities	(81,512)	(108,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock issued	91,500	316,500
Proceeds from related party loans	3,500	13,450
Repayments on related party loans	–	(24,900)
Net Cash Provided by Financing Activities	95,000	305,050

NET INCREASE (DECREASE) IN CASH	(28,460)	48,599
CASH AT BEGINNING OF PERIOD	51,654	3,055
CASH AT END OF PERIOD	$23,194	$51,654

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest	$–	$–
Income taxes	$104	$100

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2014	2013
Non-Cash Transactions for Investing and Financing Activities:
Common stock issued to pay accounts payable	$–	$11,339
Accounts payable recorded for capitalized software development costs	$–	$1,227
Common stock issued for capitalized software development	$13,496	$63,000
Common stock issued to pay accrued liabilities	$–	$7,500
Accrued compensation forgiven by officers	$–	$404,250
Issuance of common stock to settle debt obligations	$–	$30,000
Accrual for preferred stock dividends payable with preferred shares	$98,371	$59,928
Preferred stock issued to pay dividends	$68,308	$137,726

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of and for the years ended December 31, 2014 and 2013.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment, software, and intangible assets with definite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The Company recorded an impairment loss of $65,864 for the year ended December 31, 2014 related to certain costs for capitalized software and patents that management for which management believes the fair value are zero. The Company did record an impairment loss for the year ended December 31, 2013.

Fixed Assets

Fixed assets consist of property and equipment and capitalized software costs and computer equipment as of December 31, 2014 and 2013.

Property and Equipment

Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 years
Office furniture and fixtures	5-7 years

KLEVER MARKETING, INC.

Notes to the Financial Statements

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives. Depreciation expense was $1,608 and $815 for the years ended December 31, 2014 and 2013.

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software begins when the products are available to customers and is done using the straight-line method over the remaining estimated economic life of the product which the Company expects to occur in FYE 2015. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. As of December 31, 2014 and 2013, the Company had capitalized software development costs of $451,706 and $422,330, respectively. No amortization was recorded for the years ended December 31, 2014 and 2013.

Revenue Recognition

The Company currently has no revenues from its operations.

Concentration of Credit Risk

The Company has no significant concentrations of credit risk.

Income (Loss) Per Common Share

The computations of basic and fully diluted income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible preferred stock. For the period ended December 31, 2014, common stock equivalents related to the conversion of preferred rights have been included in calculation of diluted earnings per share as shown in the table below. Common stock equivalents have not been included in the computations for the period ended December 31, 2014 because they are anti-dilutive.

KLEVER MARKETING, INC.

Notes to the Financial Statements

Following is a reconciliation of the income (loss) per share for the years ended December 31, 2014 and 2013, respectively:

	Year Ending December 31,
	2014	2013
Numerator:
Net income (loss)	$(277,987)	$521,067

Denominator:
Weighted-average common shares outstanding
Basic	52,330,759	49,757,302
Conversion of preferred rights	–	22,370,432
Diluted	52,330,759	72,127,734

Income (loss) per share
Basic
Net income (loss)	$(0.01)	$0.01

Diluted
Net income (loss)	$(0.01)	$0.01

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At December 31, 2014, intangible assets have a cost of $96,151, accumulated amortization of $31,452, and had a net book value of $64,699. As of December 31, 2013, intangible assets had a cost of $105,273, accumulated amortization of $18,375 and had a net book value of $86,898. Amortization expense of the Company’s existing intangible assets over the remaining life of the Company’s intangible assets will be $19,232 for the years 2015 to 2016, $17,141 for 2017, $7,439 for 2018, and $1,105 for 2019.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at December 31, 2014 and December 31, 2013. There has been no significant change in the unrecognized tax benefit through December 31, 2014.

The Company did not have any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2014 and 2013, the Company had $7,513 and $6,423 of accrued interest and penalties related to uncertain tax positions.

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013, the Company incurred costs of $11,204 and $2,940 respectively, for research and development of the technology involved with developing its technologies.

Fair Value of Financial Instruments

The FASB provides the framework for measuring fair value. ASC 820-10-50, Fair Value Measurements, provides guidance that defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

The carrying amounts reported in the accompanying balance sheets as of December 31, 2014 and 2013 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

KLEVER MARKETING, INC.

Notes to the Financial Statements

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $277,987 during the year ended December 31, 2014. The Company did not generate any revenue from product sales during the years ended December 31, 2014 or December 31, 2013. As of December 31, 2014, the Company’s current and total liabilities exceeded its current assets by $527,363. As of December 31, 2014, the Company had $23,194 of cash available on hand.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2015. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013

Compensation - officers and bookkeeper	$163,500	$28,500
Taxes	38,314	37,224

	$201,814	$65,724

KLEVER MARKETING, INC.

Notes to the Financial Statements

NOTE 5 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013

Current	$1,194	$1,196
Deferred	–	–

Total	$1,194	$1,196

The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31, 2014 and 2013, respectively. The deferred tax asset was calculated using a combined statutory tax rate of 37.3%.

	December 31,
	2014	2013
Deferred tax assets - current:
Accrued compensation	$59,867	$10,631
	59,867	10,631
Deferred tax assets - long-term:
Net operating loss carryforwards	5,120,141	5,095,725
Amortization	9,951	3,926
Total deferred income tax assets	5,189,959	5,110,282
Valuation allowance	(5,189,959)	(5,110,282)
Total	$–	$–

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate (34% for fiscal years 2014 and 2013) to actual provision for income taxes is as follows:

	December 31,
	2014	2013
Benefit (provision) for income taxes computed at federal statutory rate	$94,110	$(177,569)
State income taxes, net of federal benefit	9,134	(17,235)
NOL's utilized	–	182,773
Expiring NOL's	–	256,461
Other	(24,761)	139,842
Valuation allowance	(79,677)	(385,468)
Provision for Income taxes	$(1,194)	$(1,196)
Effective tax rate	-0.43%	-0.23%

KLEVER MARKETING, INC.

Notes to the Financial Statements

As of December 31, 2014, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $14.6 million that may be offset against future taxable income through 2034. The Company has state net operating loss carry-forwards of $5.0 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions. Tax years 2011 to current remain open to examination by U.S. federal and state tax authorities.

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of December 31, 2014 and December 31, 2013, there were 409,753 and 384,869 preferred shares issued and outstanding for all classes, respectively. As of December 31, 2014, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of December 31, 2014, the Company had accrued and unpaid preferred stock dividends totaling $30,063 relating to dividends for the three months ended December 31, 2014. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of December 31, 2014 and December 31, 2013, there were 132,582 and 124,531 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of December 31, 2014 and December 31, 2013, there were 100,486 and 94,383 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

KLEVER MARKETING, INC.

Notes to the Financial Statements

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of December 31, 2014 and December 31, 2013, there were 176,685 and 165,955 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

Year Ended December 31, 2014

During the year ended December 31, 2014, the Company issued 1,750,000 shares to investors for $91,500 in cash.

During the year ended December 31, 2014, the Company issued 247,919 shares of common stock valued at $13,496 to consultants for services.

Year Ended December 31, 2013

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

NOTE 8 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options. The Company had no stock options outstanding as of December 31, 2014 and December 31, 2013.

KLEVER MARKETING, INC.

Notes to the Financial Statements

NOTE 9 – DEBT FORGIVENESS

2014 Debt Forgiveness

During the year ended December 31, 2014, the Company wrote off $10,609 of obligations where the statute of limitations was believed to have run. It should be noted the statute of limitations is an affirmative defense that can only be definitively determined applicable by judicial ruling. However, the Company is reasonably certain based upon review by its legal counsel that a statute of limitations defense would bar the debts deemed discharged herein by the statute.

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

Notes to the Financial Statements

NOTE 10 - LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company. The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $239,486 and $282,422 as of December 31, 2014 and 2013, respectively.

NOTE 11 – PATENT LITIGATION SETTLEMENTS

During the year ended December 31, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $81,400 in net proceeds from litigation settlements. The Company recorded $94,485 in net proceeds from similar litigation settlements during the year ended December 31, 2013.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO and CFO to fund operating costs of the Company. These individuals or companies they control advanced to the Company $3,500 and $13,450 during the years ended December 31, 2014 and 2013, respectively. All of the 2013 advances had been repaid as of December 31, 2013. Advances made by these individuals are reported in the Company’s Balance Sheets under the heading “Related Party Notes Payable”.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $162,000 for compensation for the CEO during the year ended December 31, 2014 of which $1,500 was paid. Due to the Company’s limited financial resources, the Company recorded $81,000 which represents the estimated fair value of uncompensated services contributed by the CEO during the six months ended June 30, 2013. The Company recorded $81,000 of compensation for its CEO for the six months ended December 31, 2013 of which $27,000 was paid during the period.

The bookkeeper earned $18,000 during the years ended December 31, 2014 and 2013 for services provided to the Company. $16,500 of this amount was paid during each of the years ended December 31, 2014 and December 31, 2013.

NOTE 13 – COMMITMENTS

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

NOTE 14 – SUBSEQUENT EVENTS

On January 19, 2015, the Company sold 250,000 shares to an investor for $12,500.

On February 17, 2015, the Company sold 100,000 shares to an investor for $7,500.

On February 23 2015, the Company sold 214,286 shares to an investor for $15,000.

On March 21, 2015, the Company sold 208,233 shares to an investor for $12,500.

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 and has determined that there are no additional events to disclose.

