Form 10-Q
period 2015-03-31
KLEVER MARKETING INC
filed 2015-05-15
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2015 there were 55,126,162 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of March 31, 2015 and December 31, 2014 (Audited)	3

	Statements of Operations for the three months ending March 31, 2015 and 2014	4

	Statement of Stockholders’ Equity for the three months ending March 31, 2015	5

	Statements of Cash Flows for the three months ending March 31, 2015 and 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors and Uncertainties	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$20,540	$23,194

Total Current Assets	20,540	23,194

FIXED ASSETS
Capitalized software development and licenses	489,273	451,706
Office Equipment	3,350	3,350
Less accumulated depreciation	(2,633)	(2,522)

Total Fixed Assets	489,990	452,534

OTHER ASSETS
Intangibles, net	67,685	64,699

Total Other Assets	67,685	64,699

TOTAL ASSETS	$578,215	$540,427

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$345,436	$315,180
Accrued liabilities	245,601	201,814
Preferred stock dividends	–	30,063
Related party notes payable	3,500	3,500

Total Current Liabilities	594,537	550,557

Total Liabilities	594,537	550,557

STOCKHOLDERS' DEFICIT
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 138,217 and 132,582 issued and outstanding at March 31, 2015 and December 31, 2014, respectively); aggregate liquidation preference of $3,593,642.	1,382	1,326
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 104,757 and 100,486 issued and outstanding at March 31, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,780,869.	1,048	1,005
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 184,194 and 176,685 issued and outstanding at March 31, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,215,680.	1,842	1,767
Common stock (par value $0.01), 250,000,000 shares authorized, 54,563,662 and 53,691,043 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively.	545,637	536,910
Treasury stock, 100,000 shares at March 31, 2015 and December 31, 2014.	(1,000)	(1,000)
Paid in capital in excess of par value	18,008,739	17,935,076
Retained deficit	(18,573,970)	(18,485,214)

Total Stockholders' Deficit	(16,322)	(10,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$578,215	$540,427

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING EXPENSES

General and administrative	$86,863	$66,662
Research and development	1,606	2,141

Total Operating Expenses	88,469	68,803

OTHER INCOME

Litigation settlements	–	41,250

Total Other Income (Expense)	–	41,250

NET LOSS BEFORE INCOME TAXES	(88,469)	(27,553)

INCOME TAXES	(287)	(274)

NET LOSS	$(88,756)	$(27,827)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	54,051,824	51,728,568

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2014	409,753	$4,098	53,691,043	$536,910	$(1,000)	$17,935,076	$(18,485,214)	$(10,130)

Common stock issued for cash at $0.05 per share	–	–	350,000	3,500	–	14,000	–	17,500

Common stock issued for cash at $0.05 per share	–	–	208,333	2,084	–	10,416	–	12,500

Common stock issued for cash at $0.07 per share	–	–	214,286	2,143	–	12,857	–	15,000

Common stock issued for cash at $0.075 per share	–	–	100,000	1,000	–	6,500	–	7,500

Accrual for preferred stock dividend	–	–	–	–	–	(41,788)	–	(41,788)

Preferred stock issued as dividends	17,415	174	–	–	–	71,678	–	71,852

Net loss	–	–	–	–	–	–	(88,756)	(88,756)

Balance, March 31, 2015	427,168	$4,272	54,563,662	$545,637	$(1,000)	$18,008,739	$(18,573,970)	$(16,322)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(88,756)	$(27,827)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,920	5,600
Changes in operating assets and liabilities:
Increase in accounts payable	30,256	18,785
Increase in accrued liabilities	43,787	27,274

Net Cash (Used by) Provided by Operating Activities	(9,793)	23,832

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs	(37,567)	(43,904)
Intellectual property development costs	(7,794)	(4,161)

Net Cash Used by Investing Activities	(45,361)	(48,065)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital stock issued	52,500	–

Net Cash Provided by Financing Activities	52,500	–

NET DECREASE IN CASH	(2,654)	(24,233)

CASH AT BEGINNING OF PERIOD	23,194	51,654

CASH AT END OF PERIOD	$20,540	$27,421

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–

Income taxes	$–	$–

Non-Cash Transactions for Investing and Financing Activities:

Common stock issued for capitalized software development	$–	$6,600

Accrual for preferred stock dividends payable with preferred shares	$41,788	$24,030

Preferred stock issued to pay dividends	$71,852	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Following is a reconciliation of the income (loss) per share for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ending March 31,
	2015	2014
Numerator:
Net income (loss)	$(88,756)	$(27,827)

Denominator:
Weighted-average common shares outstanding
Basic	54,051,824	51,728,568
Conversion of preferred rights	–	–
Diluted	54,051,824	51,728,568

Income (loss) per share
Basic
Net income (loss)	$(0.00)	$(0.00)

Diluted
Net income (loss)	$(0.00)	$(0.00)

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $489,273 and $451,706 of capitalized software development costs as of March 31, 2015 and December 31, 2014, respectively.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at March 31, 2015 and December 31, 2014. There has been no significant change in the unrecognized tax benefit through March 31, 2015 except for accruing additional interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through March 31, 2015, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative federal net operating loss carry-forward is approximately $14.7 million as of March 31, 2015, and will expire in the years 2018 through 2035. The cumulative state net operating loss carry-forward is approximately $5.1 million as of March 31, 2015, and will expire in the years 2017 through 2030.

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

During the three months ended March 31, 2015 and 2014, the Company incurred costs of $1,606 and $2,141 respectively, for research and development of its technologies.

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2015 and December 31, 2014 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $88,756 during the three months ended March 31, 2015. The Company did not generate any revenue from product sales during the three months ended March 31, 2015 or March 31, 2014. As of March 31, 2015, the Company’s current and total liabilities exceeded its current assets by $573,997. As of March 31, 2015, the Company had $20,540 of cash available on hand.

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

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of March 31, 2015 and December 31, 2014, there were 427,168 and 409,753 preferred shares issued and outstanding, for all classes, respectively. As of March 31, 2015, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of March 31, 2015, the Company had no accrued and unpaid preferred stock dividends. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of March 31, 2015 and December 31, 2014, there were 138,217 and 132,582 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of March 31, 2015 and December 31, 2014, there were 104,757 and 100,486 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of March 31, 2015 and December 31, 2014, there were 184,194 and 176,685 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 5 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options. During the three months ended March 31, 2015, the Company issued 100,000 options to an investor who simultaneously purchased shares in the Company.

The summary of option activity for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2014	–	–	–
Granted	100,000	0.075	0.63
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of March 31, 2015	100,000	0.075	0.50

Outstanding and exercisable options presented by price range as of March 31, 2015 are as follows:

	Options Outstanding			Options Exerciseable
Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.075	100,000	0.50	$0.075	100,000	$0.075

The intrinsic values of outstanding and vested stock options were as follows:

	March 31,	December 31,
	2015	2014
Intrinsic value - options outstanding	$500	–
Intrinsic value - options exercisable	$500	–
Intrinsic value - options exercised	–	–

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 6 – COMMON STOCK

During the three months ended March 31, 2015, the Company issued 872,619 shares to investors for $52,500 in cash. As more fully described in Note 5, one investor also received options to purchase shares of the Company’s restricted common stock in connection with his investment in the Company.

During the three months ended March 31, 2014, the Company issued 110,000 shares of common stock valued at $6,600 to a consultant for services.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company accrued $40,500 for compensation for the CEO during the three months ended March 31, 2015 and 2014 of which $0 was paid.

The bookkeeper, who is the wife of the CEO, earned $4,500 during the three months ended March 31, 2015 for services provided to the Company of which $0 was paid.  The bookkeeper, who is the wife of the CEO, earned $4,500 during the three months ended March 31, 2014 for services provided to the Company. $3,000 of these amounts were paid during the three months ended March 31, 2014.

NOTE 8 – LITIGATION SETTLEMENTS

The Company did not record any proceeds from litigation settlements during the quarter ended March 31, 2015. During the three months ended March 31, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $41,250 in net proceeds from litigation settlements.

NOTE 9 – SUBSEQUENT EVENTS

On April 4, 2015, the Company granted 1,500,000 stock options to purchase shares of its restricted common stock to its Chairman and CEO, 1,200,000 stock options to its COO, and 100,000 stock options to its other board member. The options vest immediately and are exercisable at $0.05 per share. The options expire on January 31, 2018.

On April 15, 2015, the Company sold 62,500 shares of restricted common stock to a third party investor for $5,000.

On April 24, 2015, the Company sold 500,000 shares of restricted common stock to a third party investor for $35,000.

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

Mobile Application Development and Implementation

Over the past year, the Company’s business efforts concentrated in two areas: modifying the software to meet retailer’s refined business requirements and expanding our contacts within the retail grocery industry. We completed our Wholesome Choice Market demonstration test in March 2014, and the feedback led us to conclude that to best serve our clients we needed to 1) add a loyalty program with points and 2) store branding and license our KleverShop software, allowing markets to brand the application as their own. Following further discussions with our investors, we also decided that now was the time to upgrade our software to an entirely new development platform that would be much more efficient and effective in addressing the desired enhancements.

Accordingly, we have been actively engaged in promoting the software tools in our new upgrade, designated KleverShop 2.0. We believe our new development platform to be more efficient. For instance, our coupon options have been expanded. Our user interface has built-in flexibility to brand in order to serve individual retailer needs. We have built in our Loyalty Program. Our KleverPoints program gives retailers the opportunity to award points for various shopping functions that we believe will lead to greater basket uplift. Points are awarded for checking in and for redeeming coupons as well as total basket size.

At the same time we are also upgrading our KleverDash platform. We have envisioned a number of ways to make this tool even more useful to suppliers and retailers, with easier coupon generation, more types of coupons and expanded graphics/analytics.

Our new software platform not only has far better built-in documentation but also allows us to embed hundreds of software tests that greatly reduce the debugging process. In addition we have purchased a Retalix POS test center to further enable us to eliminate any post-development bugs. And we are seeking certification from Retalix to be an approved 3rd party services provider.

To expand our marketing efforts, the Company brought on a Sales and Marketing consultant with considerable retailer and supplier experience. We are pursuing two sales fronts: 1) Marketing to retail grocers in Southern California to establish a retailer base with established regional grocers, and 2) Marketing through retail grocery associations who supply support services and tools to a broad range of retail grocers. The latter opportunity appears to be promising for Klever, and we are optimistic on the outcome. In both cases it is important to remember that retail grocers have not been known for their rapid adoption of new technologies. Klever is well aware of this tendency and is committed to persistence and “aggressive patience” in its marketing effort.

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

During the three months ended March 31, 2015, the Company continued to work on the programming and testing of Klevershop 2.0 as well as designing strategies that the Company can use to take its products to market. We also have worked on developing our own internal laboratory for further testing of our applications.

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

To accomplish our goals, we are looking to expand into a regional super market chain of moderate size to demonstrate the multi-store usability of our software systems and generate revenue from operations. And we are working with large associations and supplier organizations who are interested in providing Klever’s applications to their user base.

We will attempt to use this retailer base to promote our relationships with product suppliers to bring them into the fold of Klever product users. With these suppliers we will promote our KleverBank® system for coupon management and consumer redemption, which when successful, is expected to place our Company in a very attractive position. We continue to differentiate ourselves as being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward. However, we must caution the reader that Klever Marketing currently has no signed revenue contracts. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the three months ended March 31, 2015, the Company had a net loss of $88,756 compared to a net loss of $27,827 for the three months ended March 31, 2014. The increase in net loss in the current year is primarily due to an increase in operating expenses of $19,666 coupled with a decrease in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents of $41,250. General and administrative costs increased from $66,662 for the three months ended March 31, 2014 to $86,863 for the three months ended March 31, 2015. The increase in costs was primarily due to increased costs for legal fees, outside services and advertising and promotional fees of $2,780, $6,000 and $13,160, respectively. Legal fees were higher primarily due to higher costs associated with the Company’s intellectual property incurred by the Company’s patent attorneys. Outside services were higher due to increased consulting costs incurred to assist the Company in finding retailers and consumer packaged goods companies who will utilize the Company’s mobile phone technology. Advertising and promotional fees were higher primarily due to a $10,000 refund the Company received during the three months ended March 31, 2014 as a result of cancelling a contract coupled with higher costs for public relations fees during the three months ended March 31, 2015.

The Company received $0 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents compared during the three months ended March 31, 2015 compared to net proceeds of $41,250 for similar matters in the prior year.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.

Cash flows used by operating activities during the three months ended March 31, 2015 totaled $9,793 compared to cash flows provided by operating activities of $23,832 during the three months ended March 31, 2014. The decrease in cash flows from operations is due primarily to an increased net loss of $60,929, partially offset by a bigger increase in accounts payable and accrued liabilities of $11,471 and $16,513, respectively.

Cash flows used in investing activities during the three months ended March 31, 2015 were $45,361 as compared to $48,065 for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company spent $37,567 for capitalized software development and $7,794 to develop patents and trademarks. During the nine months ended March 31, 214, the Company spent $43,904 on capitalized software development, and $4,161 on developing patents and trademarks.

Cash flows generated from financing activities were $52,500 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company received $52,500 of proceeds from the sale of common stock.

As of March 31, 2015, our cash position was $20,540, compared with $23,194 as of December 31, 2014. Subject to financing, we anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2015, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size and lack of financial resources of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller and appoint an audit committee, we do not believe we meet the full requirement for separation.

•	We do not have a functional audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our independent accountant’s report to our audited consolidated financial statements for the year ended December 31, 2014, indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2015, the Company sold 250,000 unregistered shares of common stock to an investor for $12,500.

On February 17, 2015, the Company sold 100,000 unregistered shares of common stock to an investor for $7,500.

On February 23, 2015, the Company sold 214,286 unregistered shares of common stock to an investor for $15,000.

On March 21, 2015, the Company sold 208,333 unregistered shares of common stock to an investor for $12,500.

On March 30, 2015, the Company sold 100,000 unregistered shares of common stock to an investor for $5,000.

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

DATE: May 15, 2015

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

