Form 10-Q
period 2015-06-30
KLEVER MARKETING INC
filed 2015-08-14
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 11, 2015 there were 55,626,162 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of June 30, 2015 and December 31, 2014 (Audited)	3

	Statements of Operations for the three and six months ending June 30, 2015 and 2014	4

	Statement of Stockholders’ Equity for the six months ending June 30, 2015	5

	Statements of Cash Flows for the six months ending June 30, 2015 and 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors and Uncertainties	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Balance Sheets

ASSETS
	(Unaudited)
	June 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$31,578	$23,194

Total Current Assets	31,578	23,194

FIXED ASSETS
Capitalized software development and licenses	510,273	451,706
Office Equipment	3,350	3,350
Less accumulated depreciation	(2,876)	(2,522)

Total Fixed Assets	510,747	452,534

OTHER ASSETS
Intangibles, net	80,285	64,699

Total Other Assets	80,285	64,699

TOTAL ASSETS	$622,610	$540,427

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$343,665	$315,180
Accrued liabilities	291,040	201,814
Preferred stock dividends	26,118	30,063
Related party notes less discount of $11,721 and $0, respectively	18,279	3,500

Total Current Liabilities	679,102	550,557

Total Liabilities	679,102	550,557

Commitments and Contingencies (Note 7)

STOCKHOLDERS' DEFICIT
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 138,217 and 132,582 issued and outstanding at June 30, 2015 and December 31, 2014, respectively); aggregate liquidation preference of $3,593,642.	1,382	1,326
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 104,757 and 100,486 issued and outstanding at June 30, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,780,869.	1,048	1,005
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 184,194 and 176,685 issued and outstanding at June 30, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,215,680.	1,842	1,767
Common stock (par value $0.01), 250,000,000 shares authorized, 55,376,162 and 53,691,043 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively.	553,762	536,910
Treasury stock, 100,000 shares at June 30, 2015 and December 31, 2014.	(1,000)	(1,000)
Paid in capital in excess of par value	18,203,077	17,935,076
Retained deficit	(18,816,603)	(18,485,214)

Total Stockholders' Deficit	(56,492)	(10,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$622,610	$540,427

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

OPERATING EXPENSES

General and administrative	$240,435	$67,950	$327,298	$134,612
Research and development	310	1,955	1,916	4,096

Total Operating Expenses	240,745	69,905	329,214	138,708

OTHER INCOME (EXPENSE)

Interest expense	(1,599)	–	(1,599)	–
Forgiveness of debt	–	10,609	–	10,609
Litigation settlements	–	33,000	–	74,250

Total Other Income (Expense)	(1,599)	43,609	(1,599)	84,859

NET LOSS BEFORE INCOME TAXES	(242,344)	(26,296)	(330,813)	(53,849)

INCOME TAXES	(289)	(385)	(576)	(659)

NET LOSS	$(242,633)	$(26,681)	$(331,389)	$(54,508)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	55,005,283	52,263,781	54,531,187	51,997,653

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2014	409,753	$4,098	53,691,043	$536,910	$(1,000)	$17,935,076	$(18,485,214)	$(10,130)

Common stock issued for cash at $0.05 per share	–	–	600,000	6,000	–	24,000	–	30,000

Common stock issued for cash at $0.06 per share	–	–	208,333	2,084	–	10,416	–	12,500

Common stock issued for cash at $0.07 per share	–	–	714,286	7,143	–	42,857	–	50,000

Common stock issued for cash at $0.075 per share	–	–	100,000	1,000	–	6,500	–	7,500

Common stock issued for cash at $0.08 per share	–	–	62,500	625	–	4,375	–	5,000

Stock-based compensation	–	–	–	–	–	162,912	–	162,912

Options issued in connection with related party debt	–	–	–	–	–	13,170	–	13,170

Accrual for preferred stock dividend	–	–	–	–	–	(67,907)	–	(67,907)

Preferred stock issued as dividends	17,415	174	–	–	–	71,678	–	71,852

Net loss	–	–	–	–	–	–	(331,389)	(331,389)

Balance, June 30, 2015	427,168	$4,272	55,376,162	$553,762	$(1,000)	$18,203,077	$(18,816,603)	$(56,492)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(331,389)	$(54,508)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,360	11,560
Stock-based compensation	162,912	–
Debt forgiveness	–	10,609
Amortization of debt discount	1,449	–
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	28,485	(10,220)
Increase in accrued liabilities	89,226	56,054

Net Cash (Used by) Provided by Operating Activities	(38,957)	13,495

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs	(58,567)	(61,689)
Intellectual property development costs	(25,592)	(5,640)

Net Cash Used by Investing Activities	(84,159)	(67,329)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital stock issued	105,000	25,000
Proceeds from related party loans	30,000	3,500
Repayments on related party loans	(3,500)	–

Net Cash Provided by Financing Activities	131,500	28,500

NET INCREASE (DECREASE) IN CASH	8,384	(25,334)

CASH AT BEGINNING OF PERIOD	23,194	51,654

CASH AT END OF PERIOD	$31,578	$26,320

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–

Income taxes	$–	$–

Non-Cash Transactions for Investing and Financing Activities:

Debt discount in connection with issuance of related party debt	$13,170	$–

Common stock issued for capitalized software development	$–	$8,496

Accrual for preferred stock dividends payable with preferred shares	$67,907	$43,255

Preferred stock issued to pay dividends	$71,852	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Following is a reconciliation of the income (loss) per share for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ending June 30,		Six Months Ending June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(242,633)	$(26,681)	$(331,389)	$(54,508)

Denominator:
Weighted-average common shares outstanding
Basic	55,005,283	52,263,781	54,531,187	51,997,653
Conversion of preferred rights	–	–	–	–
Diluted	55,005,283	52,263,781	54,531,187	51,997,653

Income (loss) per share
Basic
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $510,273 and $451,706 of capitalized software development costs as of June 30, 2015 and December 31, 2014, respectively.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Research and Development

The Company continues to develop its technology which facilitates the use of in-store advertising and coupon services through various technologies. As time and technology have progressed, the system being developed by the Company comprises mobile and other state of the art technology that facilitates retailers and package good companies to provide "product specific" point-of-purchase advertising to its customers using proprietary software. The Company is currently developing mobile smart phone technology that will provide similar functionality to the Klever-Kart System. During the six months ended June 30, 2015 and 2014, the Company incurred costs of $1,916 and $4,096 respectively, for research and development of its technologies.

Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For options issued to related party lenders, the Company records the grant-date fair value of the options as a debt discount. The discount is then amortized over the term of the convertible debt as non-cash interest expense.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at June 30, 2015 and December 31, 2014. There has been no significant change in the unrecognized tax benefit through June 30, 2015 except for accruing additional interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

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

From inception through June 30, 2015, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative federal net operating loss carry-forward is approximately $14.9 million as of June 30, 2015, and will expire in the (Unaudited) years 2018 through 2035. The cumulative state net operating loss carry-forward is approximately $5.3 million as of June 30, 2015, and will expire in the years 2017 through 2030.

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

The carrying amounts reported in the accompanying balance sheets as of June 30, 2015 and December 31, 2014 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

ASU No. 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related note disclosures. The standard is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, of implementing this guidance will have on the Company.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $331,839 during the six months ended June 30, 2015. The Company did not generate any revenue from product sales during the six months ended June 30, 2015 or June 30, 2014. As of June 30, 2015, the Company’s current and total liabilities exceeded its current assets by $647,524. As of June 30, 2015, the Company had $31,578 of cash available on hand.

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

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of June 30, 2015 and December 31, 2014, there were 427,168 and 409,753 preferred shares issued and outstanding, for all classes, respectively. As of June 30, 2015, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of June 30, 2015, the Company had accrued and unpaid preferred stock dividends of $26,118. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of June 30, 2015 and December 31, 2014, there were 138,217 and 132,582 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of June 30, 2015 and December 31, 2014, there were 104,757 and 100,486 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of June 30, 2015 and December 31, 2014, there were 184,194 and 176,685 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 5 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options. During the six months ended June 30, 2015, the Company issued 100,000 options to an investor who simultaneously purchased shares in the Company, 2,800,000 options to officers and a director, and 500,000 options to a director in connection with a loan made to the Company. The weighted average grant-date fair value of options granted to officers and directors during the six months ended June 30, 2015 was $0.06.

The summary of option activity for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2014	–	–	–
Granted	3,400,000	$0.05	2.21
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of June 30, 2015	3,400,000	$0.05	2.21

Outstanding and exercisable options presented by price range as of June 30, 2015 are as follows:

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

	Options Outstanding			Options Exerciseable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.075	100,000	0.25	$0.075	100,000	$0.075
$0.050	3,300,000	2.59	$0.050	3,300,000	$0.050
	3,400,000	2.21	$0.051	3,400,000	$0.051

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. All of the options granted were fully vested upon issuance. The Company recognized $162,912 and $0 of equity-based compensation expense during the six months ended June 30, 2015 and 2014, respectively.

The intrinsic values of outstanding and vested stock options were as follows:

	June 30,	December 31,
	2015	2014
Intrinsic value - options outstanding	$–	$–
Intrinsic value - options exercisable	$–	$–
Intrinsic value - options exercised	$–	$–

NOTE 6 – COMMON STOCK

During the six months ended June 30, 2015, the Company issued 1,685,119 shares to investors for $105,000 in cash. As more fully described in Note 5, one investor also received options to purchase shares of the Company’s restricted common stock in connection with his investment in the Company.

During the six months ended June 30, 2014, the Company issued 500,000 shares to an investor for $25,000 in cash. During the six months ended June 30, 2014, the Company issued 147,919 shares of common stock valued at $8,496 to consultants for services.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company accrued $81,000 for compensation for the CEO during the six months ended June 30, 2015 and 2014 of which $0 was paid.

The bookkeeper, who is the wife of the CEO, earned $9,000 during the six months ended June 30, 2015 for services provided to the Company of which $0 was paid.  The bookkeeper, who is the wife of the CEO, earned $9,000 during the six months ended June 30, 2014 for services provided to the Company. $3,000 of these amounts were paid during the six months ended June 30, 2014.

On June 1, 2015, an outside director of the Company loaned the Company $30,000. The loan has an interest rate of 6% and has a maturity date of December 31, 2015. The Company is required to make monthly principal and interest payments beginning in July 2015. The Company gave the director 500,000 options to purchase the Company’s common stock at $0.05 per share in connection with the loan. The options expire on December 31, 2015. The fair value of the options of $13,170 was recorded as a debt discount and is being amortized to interest expense over the life of the loan. As of June 30, 2015 and 2014, the unamortized discount associated with the loan was $11,721 and $0, respectively.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 8 – LITIGATION SETTLEMENTS

The Company did not record any proceeds from litigation settlements during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $74,250 in net proceeds from litigation settlements.

NOTE 9 – SUBSEQUENT EVENTS

On July 2, 2015, the Company sold 250,000 shares of common stock to an investor for $12,500.

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

Mobile Application Development and Implementation

Over the past year, the Company’s business efforts concentrated in two areas: modifying the software to meet retailer’s refined business requirements and expanding our contacts within the retail grocery industry. We completed our Wholesome Choice Market demonstration test in March 2014, and the feedback led us to conclude that to best serve our clients we needed to 1) add a loyalty program with points and 2) develop store branding and license our KleverShop software, allowing markets to brand the application as their own. Following further discussions with our investors, we also decided that now was the time to upgrade our software to an entirely new development platform that would be much more efficient and effective in addressing the desired enhancements and provide for the needed scalability.

Accordingly, the Company has been actively engaged in developing and promoting the software tools in our new upgrade, designated KleverShop 2.0. We believe our new development platform to be more efficient. For instance, our coupon options have been expanded. Our user interface has built-in flexibility to brand in order to serve individual retailer needs. We have built in our Loyalty Program. Our KleverPoints program gives retailers the opportunity to award points for various shopping functions that we believe will lead to greater basket uplift. Points are awarded for checking in and for redeeming coupons as well as total basket size.

At the same time we have also been upgrading our KleverDash platform. We envision a number of ways to make this tool even more useful to suppliers and retailers, with easier coupon generation, more types of coupons and expanded graphics/analytics.

Our new software platform not only has far better built-in documentation but also allows us to embed hundreds of software tests that greatly reduce the debugging process. In addition we have purchased a Retalix POS test center to further enable us to eliminate any post-development bugs. And we are seeking certification from Retalix to be an approved 3rd party services provider.

To expand our marketing efforts, the Company brought on a Sales and Marketing consultant with considerable retailer and supplier experience. We are pursuing three sales fronts: 1) Marketing to retail grocers in Southern California to establish a retailer base with established regional grocers, 2) Marketing through retail grocery associations who supply support services and tools to a broad range of retail grocers, and 3) Marketing through software companies who support the Retalix ISS45 POS software throughout the grocery industry. In addition we have recently signed on with the Center for Advancing Retailing and Technology, better known as CART, whose purpose is to assist retailers in navigating through and implementing the latest technologies. We are anticipating that through CART we will be able to connect with retailers we might otherwise have difficulty reaching. These opportunities are promising for Klever, and we are optimistic of the outcome. In is important to remember that retail grocers have not been known for their rapid adoption of new technologies. Klever is well aware of this tendency and is committed to persistence and “aggressive patience” in its marketing effort.

The Company completed its KleverShop 2.0 upgrade with our KleverPoints Loyalty program in 5 months, which is faster than outsiders believed it could be done. During the last three months ending June 30, 2015, the Company has focused its development work on upgrading the KleverDash retailer dashboard with a new look and expanded features including new coupon types. We ae now expanding the manufacturer’s dashboard. All of these features we are able to test on our in house POS laboratory.

Anticipated Business Development in the Next 12 Months

In 2015, the Company’s goals have been clear. Wrap up the programming and testing of KleverShop 2.0 and the updated KleverDash, and release these products into the marketplace for revenue operations. With the KleverShop 2.0 development complete, along with the updated KleverDash, we are will now expand our programming to be compatible with other POS systems, including those in use by NCR and IBM/Toshiba. To further establish the credibility of our KleverShop 2.0 system, the Company is currently in the process of seeking certification from Retalix.

Through our 3-pronged marketing approach (local retailers, associations, and POS software support companies), along with our CART retailer access plan, we seek to build our client base from bottom up by securing innovative grocers who want to take the lead in digital coupon marketing. And market our product top down from associations and software providers who provide services to multiple grocers. From there we need to be prepared for rapid growth.

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

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Notes 2 and 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of those policies.

Use of Estimates and Going Concern – This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended June 30, 2015 of $331,389 and a net loss for the six months ended June 30, 2014 of $54,508 and has an accumulated deficit of $18,816,603, as of June 30, 2015.

The Company has been able to meet its short-term needs primarily through loans from related parties and private placements of equity. The Company has approximately $31,578 of cash on hand as of June 30, 2015. The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued development of the Company’s mobile phone technology. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stock-Based Compensation – The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For options issued to related party lenders, the Company records the grant-date fair value of the options as a debt discount. The discount is then amortized over the estimated life of the debt as non-cash interest expense.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the three months ended June 30, 2015, the Company had a net loss of $242,633 compared to a net loss of $26,281 for the three months ended June 30, 2014. The increase in net loss in the current year is primarily due to an increase in operating expenses of $170,840 coupled with a decrease in net proceeds from forgiveness of debt of $10,609 and litigation settlements related to certain parties infringing upon the Company’s patents of $33,000. General and administrative costs increased from $67,950 for the three months ended June 30, 2014 to $240,435 for the three months ended June 30, 2015. The increase in costs was primarily due to increased costs for stock-based compensation of $162,911 and outside services of $7,300. Stock-based compensation increased due to expenses recorded in connection with the issuance of stock options to officers and directors. No stock options were granted during the three months ended June 30, 2014. Outside services were higher due to increased consulting costs incurred to assist the Company in finding retailers and consumer packaged goods companies who will utilize the Company’s mobile phone technology.

The Company received $0 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents during the three months ended June 30, 2015 compared to net proceeds of $33,000 for similar matters in the same period in the prior year. The Company recognized $10,609 of debt forgiveness income during the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015, the Company had a net loss of $331,389 compared to a net loss of $54,508 for the six months ended June 30, 2014. The increase in net loss in the current year is primarily due to an increase in operating expenses of $190,506 coupled with a decrease in net proceeds from forgiveness of debt of $10,609 and litigation settlements related to certain parties infringing upon the Company’s patents of $74,250. General and administrative costs increased from $134,612 for the six months ended June 30, 2014 to $327,298 for the six months ended June 30, 2015. The increase in costs was primarily due to increased costs for stock-based compensation of $162,911, outside services of $13,300, and $13,119 for advertising and promotional costs. Stock-based compensation increased due to expenses recorded in connection with the issuance of stock options to officers and directors. No stock options were granted during the six months ended June 30, 2014. Outside services were higher due to increased consulting costs incurred to assist the Company in finding retailers and consumer packaged goods companies who will utilize the Company’s mobile phone technology. Advertising and promotional fees were higher primarily due to a $10,000 refund the Company received during the six months ended June 30, 2014 as a result of cancelling a contract coupled with higher costs for public relations fees during the six months ended June 30, 2015.

The Company received $0 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents compared during the six months ended June 30, 2015 compared to net proceeds of $74,250 for similar matters in the prior year. The Company recognized $10,609 of debt forgiveness income during the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2015.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.

Cash flows used by operating activities during the six months ended June 30, 2015 totaled $38,957 compared to cash flows provided by operating activities of $13,495 during the six months ended June 30, 2014. The decrease in cash flows from operations is due primarily to an increased net loss of $276,881 partially offset by an increase stock-based compensation during the six months ended June 30, 2015 of $162,912 and a bigger increase in accounts payable and accrued liabilities of $38,705 and $33,172, respectively.

Cash flows used in investing activities during the six months ended June 30, 2015 were $84,159 as compared to $67,329 for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company spent $58,567 for capitalized software development and $25,592 to develop patents and trademarks. During the six months ended June 30, 2014, the Company spent $61,689 on capitalized software development, and $5,640 on developing patents and trademarks.

Cash flows generated from financing activities were $131,500 for the six months ended June 30, 2015 as compared to $28,500 for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company received $105,000 of proceeds from the sale of common stock, $30,000 of proceeds from a related party loan, partially offset by $3,500 in repayments for related party loans. Cash flows generated from financing activities for the six months ended June 30, 2014 were generated from $25,000 of proceeds from the sale of common stock and $3,500 in proceeds from related party loans.

As of June 30, 2015, our cash position was $31,578, compared with $23,194 as of December 31, 2014. Subject to financing, we anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2015, the Company sold 62,500 unregistered shares of common stock to an investor for $5,000.

On April 27, 2015, the Company sold 500,000 unregistered shares of common stock to an investor for $35,000.

On June 18, 2015, the Company sold 250,000 unregistered shares of common stock to an investor for $12,500.

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

DATE: August 14, 2015

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

