Form 10-Q
period 2015-09-30
KLEVER MARKETING INC
filed 2015-11-12
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 10, 2015, there were 57,240,446 shares of the issuer's $.01 par value common stock issued and outstanding.

KLEVER MARKETING, INC.

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Balance Sheets as of September 30, 2015 and December 31, 2014 (Audited)	3

	Statements of Operations for the three and nine months ending September 30, 2015 and 2014	4

	Statement of Stockholders’ Equity for the nine months ending September 30, 2015	5

	Statements of Cash Flows for the nine months ending September 30, 2015 and 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors and Uncertainties	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Exhibit Index

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2015	2014
CURRENT ASSETS
Cash	$21,284	$23,194

Total Current Assets	21,284	23,194

FIXED ASSETS
Capitalized software development and licenses	530,773	451,706
Office Equipment	3,350	3,350
Less accumulated depreciation	(3,103)	(2,522)

Total Fixed Assets	531,020	452,534

OTHER ASSETS
Intangibles, net	82,053	64,699

Total Other Assets	82,053	64,699

TOTAL ASSETS	$634,357	$540,427

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$350,870	$315,180
Accrued liabilities	329,353	201,814
Preferred stock dividends	53,342	30,063
Related party notes less discount of $6,583 and $0, respectively	18,917	3,500

Total Current Liabilities	752,482	550,557

Total Liabilities	752,482	550,557

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Convertible preferred stock - Class A ( par value $0.01; 150,000 shares authorized; 138,217 and 132,582 issued and outstanding at September 30, 2015 and December 31, 2014, respectively); aggregate liquidation preference of $3,593,642.	1,382	1,326
Convertible preferred stock - Class B ( par value $0.01; 125,000 shares authorized; 104,757 and 100,486 issued and outstanding at September 30, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,780,869.	1,048	1,005
Convertible preferred stock - Class C ( par value $0.01; 200,000 shares authorized; 184,194 and 176,685 issued and outstanding at September 30, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,215,680.	1,842	1,767
Common stock (par value $0.01), 250,000,000 shares authorized, 56,276,162 and 53,691,043 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively.	562,762	536,910
Treasury stock, 100,000 shares at September 30, 2015 and December 31, 2014.	(1,000)	(1,000)
Paid in capital in excess of par value	18,211,853	17,935,076
Retained deficit	(18,896,012)	(18,485,214)

Total Stockholders' Deficit	(118,125)	(10,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$634,357	$540,427

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING EXPENSES

General and administrative	$73,116	$72,516	$400,414	$207,128
Research and development	357	1,981	2,273	6,077

Total Operating Expenses	73,473	74,497	402,687	213,205

OTHER INCOME (EXPENSE)

Interest expense	(5,535)	–	(7,134)	–
Forgiveness of debt	–	–	–	10,609
Litigation settlements	–	7,150	–	81,400

Total Other Income (Expense)	(5,535)	7,150	(7,134)	92,009

NET LOSS BEFORE INCOME TAXES	(79,008)	(67,347)	(409,821)	(121,196)

INCOME TAXES	(401)	(268)	(977)	(927)

NET LOSS	$(79,409)	$(67,615)	$(410,798)	$(122,123)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	55,849,532	52,376,238	54,975,464	52,123,264

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Capital in Excess of	Retained	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	(Deficit)
Balance, December 31, 2014	409,753	$4,098	53,691,043	$536,910	$(1,000)	$17,935,076	$(18,485,214)	$(10,130)

Common stock issued for cash at $0.05 per share	–	–	1,500,000	15,000	–	60,000	–	75,000

Common stock issued for cash at $0.06 per share	–	–	208,333	2,084	–	10,416	–	12,500

Common stock issued for cash at $0.07 per share	–	–	714,286	7,143	–	42,857	–	50,000

Common stock issued for cash at $0.075 per share	–	–	100,000	1,000	–	6,500	–	7,500

Common stock issued for cash at $0.08 per share	–	–	62,500	625	–	4,375	–	5,000

Stock-based compensation	–	–	–	–	–	162,912	–	162,912

Options issued in connection with related party debt	–	–	–	–	–	13,170	–	13,170

Accrual for preferred stock dividend	–	–	–	–	–	(95,131)	–	(95,131)

Preferred stock issued as dividends	17,415	174	–	–	–	71,678	–	71,852

Net loss	–	–	–	–	–	–	(410,798)	(410,798)

Balance, September 30, 2015	427,168	$4,272	56,276,162	$562,762	$(1,000)	$18,211,853	$(18,896,012)	$(118,125)

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(410,798)	$(122,123)
Adjustments to reconcile net loss to net cash (used by) provided by operating activities:
Depreciation and amortization	16,674	17,442
Stock-based compensation	162,912	–
Debt forgiveness	–	(10,609)
Amortization of debt discount	6,587	–
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	35,690	20,526
Increase in accrued liabilities	127,539	96,822

Net Cash (Used by) Provided by Operating Activities	(61,396)	2,058

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs	(79,067)	(63,314)
Intellectual property development costs	(33,447)	(10,631)

Net Cash Used by Investing Activities	(112,514)	(73,945)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital stock issued	150,000	31,000
Proceeds from related party loans	30,000	3,500
Repayments on related party loans	(8,000)	–

Net Cash Provided by Financing Activities	172,000	34,500

NET INCREASE (DECREASE) IN CASH	(1,910)	(37,387)

CASH AT BEGINNING OF PERIOD	23,194	51,654

CASH AT END OF PERIOD	$21,284	$14,267

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$–	$–

Income taxes	$–	$104

Non-Cash Transactions for Investing and Financing Activities:

Debt discount in connection with issuance of related party debt	$13,170	$–

Common stock issued for capitalized software development	$–	$8,496

Accrual for preferred stock dividends payable with preferred shares	$95,131	$68,308

Preferred stock issued to pay dividends	$71,852	$–

The accompanying notes are an integral part of these financial statements.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Following is a reconciliation of the income (loss) per share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(79,409)	$(67,615)	$(410,798)	$(122,123)

Denominator:
Weighted-average common shares outstanding
Basic	55,849,532	52,376,238	54,975,464	52,123,264
Conversion of preferred rights	–	–	–	–
Diluted	55,849,532	52,376,238	54,975,464	52,123,264

Income (loss) per share
Basic
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted
Net income (loss)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. The Company had $530,773 and $451,706 of capitalized software development costs as of September 30, 2015 and December 31, 2014, respectively.

Research and Development

The Company continues to develop its technology which facilitates the use of in-store advertising and coupon services through various technologies. As time and technology have progressed, the system being developed by the Company comprises mobile and other state of the art technology that facilitates retailers and package good companies to provide "product specific" point-of-purchase advertising to its customers using proprietary software. The Company is currently developing mobile smart phone technology that will provide similar functionality to the Klever-Kart System. During the nine months ended September 30, 2015 and 2014, the Company incurred costs of $2,273 and $6,077 respectively, for research and development of its technologies.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at September 30, 2015 and December 31, 2014. There has been no significant change in the unrecognized tax benefit through September 30, 2015 except for accruing additional interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not identified any uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax positions will significantly increase or decrease within the next 12 months.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

From inception through September 30, 2015, the Company has incurred net losses and, therefore, had no federal income tax liability. To date, the Company has incurred the statutory minimum tax liability for state taxes and has accrued for its uncertain state tax position described above. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative federal net operating loss carry-forward is approximately $15.0 million as of September 30, 2015, and will expire in the (Unaudited) years 2018 through 2035. The cumulative state net operating loss carry-forward is approximately $5.4 million as of September 30, 2015, and will expire in the years 2017 through 2030.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2015 and December 31, 2014 for cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $410,798 during the nine months ended September 30, 2015. The Company did not generate any revenue from product sales during the nine months ended September 30, 2015 or September 30, 2014. As of September 30, 2015, the Company’s current and total liabilities exceeded its current assets by $731,198. As of September 30, 2015, the Company had $21,284 of cash available on hand.

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

NOTE 4 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock for all classes. As of September 30, 2015 and December 31, 2014, there were 427,168 and 409,753 preferred shares issued and outstanding, for all classes, respectively. As of September 30, 2015, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

Preferred Stock Dividends

As of September 30, 2015, the Company had accrued and unpaid preferred stock dividends of $53,342. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of September 30, 2015 and December 31, 2014, there were 138,217 and 132,582 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of September 30, 2015 and December 31, 2014, there were 104,757 and 100,486 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of September 30, 2015 and December 31, 2014, there were 184,194 and 176,685 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 5 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors and certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options. During the nine months ended September 30, 2015, the Company issued 100,000 options to an investor who simultaneously purchased shares in the Company, 2,800,000 options to officers and a director, and 500,000 options to a director in connection with a loan made to the Company. The weighted average grant-date fair value of options granted to officers and directors during the nine months ended September 30, 2015 was $0.06.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

The summary of option activity for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of December 31, 2014	–	–	–
Granted	3,400,000	$0.050	2.02
Exercised	–	–	–
Canceled	–	–	–
Expired	(100,000)	$0.075	–
Balance as of September 30, 2015	3,300,000	$0.050	2.02

Outstanding and exercisable options presented by price range as of September 30, 2015 are as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.050	3,300,000	2.02	$0.050	3,300,000	$0.050

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. All of the options granted were fully vested upon issuance. The Company recognized $162,912 and $0 of equity-based compensation expense during the nine months ended September 30, 2015 and 2014, respectively.

The intrinsic values of outstanding and vested stock options were as follows:

	September 30,	December 31,
	2015	2014
Intrinsic value - options outstanding	$–	$–
Intrinsic value - options exercisable	$–	$–
Intrinsic value - options exercised	$–	$–

NOTE 6 – COMMON STOCK

During the nine months ended September 30, 2015, the Company issued 2,585,119 shares to investors for $150,000 in cash. As more fully described in Note 5, one investor also received options to purchase shares of the Company’s restricted common stock in connection with his investment in the Company.

During the nine months ended September 30, 2014, the Company issued 600,000 shares to investors for $31,000 in cash. During the nine months ended September 30, 2014, the Company issued 147,919 shares of common stock valued at $8,496 to consultants for services.

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company accrued $121,500 for compensation for the CEO during the nine months ended September 30, 2015 and 2014 of which $0 was paid.

The bookkeeper, who is the wife of the CEO, earned $13,500 during the nine months ended September 30, 2015 for services provided to the Company of which $0 was paid.  The bookkeeper, who is the wife of the CEO, earned $13,500 during the nine months ended September 30, 2014 for services provided to the Company. $10,500 of these amounts were paid during the nine months ended September 30, 2014.

On June 1, 2015, an outside director of the Company loaned the Company $30,000. The loan has an interest rate of 6% and has a maturity date of December 31, 2015. Initially, the Company was required to make monthly principal and interest payments beginning in July 2015. The Company gave the director 500,000 options to purchase the Company’s common stock at $0.05 per share in connection with the loan. The options expire on December 31, 2015. The fair value of the options of $13,170 was recorded as a debt discount and is being amortized to interest expense over the life of the loan. As of September 30, 2015 and 2014, the unamortized discount associated with the loan was $6,583 and $0, respectively.

NOTE 8 – LITIGATION SETTLEMENTS

The Company did not record any proceeds from litigation settlements during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company resulting in the Company recording $81,400 in net proceeds from litigation settlements.

NOTE 9 – SUBSEQUENT EVENTS

On October 30, 2015, the payment terms for the remaining $25,500 of outstanding principal plus accrued interest for the loan agreement with the outside director were amended whereby, the monthly principal and interest payments were eliminated and the full loan balance including all principal and interest are due on December 31, 2015.

On November 2, 2015, the Company sold 464,384 unregistered shares of common stock to two investors resulting in cash proceeds to the Company of $32,500.

On November 7, 2015, the Company sold 500,000 unregistered shares of common stock to an investor resulting in cash proceeds to the Company of $25,000.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made substantial progress on its mobile application development and implementation. The software programming of the consumer KleverShop 1.0 application has been completed and successfully tested in our demonstration store. The retailer and supplier KleverDash application has completed its database and back end programming, complete with a revised graphical user interface, and successfully tested in our demonstration store.

Mobile Application Development and Implementation

Over the past year, the Company’s business efforts concentrated on two areas: modifying the software to meet retailer’s refined business requirements and expanding our contacts within the retail grocery industry. We completed our Wholesome Choice Market demonstration test in 2014, and the feedback led us to conclude that to best serve our clients we needed to 1) add a loyalty program with points and 2) develop store branding and license our KleverShop software, allowing markets to brand the application as their own. Following further discussions with our investors, we also decided that now was the time to upgrade our software to an entirely new development platform that would be much more efficient and effective in addressing the desired enhancements and provide for the needed scalability.

All of these goals have been accomplished, and earlier this year Klever rolled out its new and upgraded software, generically known as KleverShop 2.0. This new platform is efficient and the new features deliver what we believe our retailers have been asking for. For instance, our coupon options have been expanded. Our user interface provides for complete client branding in order to serve individual retailer needs. We have built our loyalty program designated KleverPoints, which gives retailers the opportunity to award points for various shopping functions that lead to greater basket uplift. Points are awarded for checking in and for redeeming coupons as well as total basket size.

As we have been working on upgrading our KleverDash platform, we have envisioned a number of ways to make this tool even more useful to suppliers and retailers, with easier coupon generation, more types of coupons and expanded graphics analytics. Analytics offer the key to expanded use of this module and is a key to retailers gaining increasing market share and basket uplift. Our future work will focus on the consumer engagement uses of our software tools.

Our new software platform not only has far better built-in documentation but also allows us to embed hundreds of software tests that greatly reduce the debugging process. In addition we have purchased a Retalix POS test center to further enable us to eliminate any post-development bugs. And we are seeking certification from Retalix to be an approved 3rd party services provider.

We continue to pursue marketing on 3 fronts: 1) Marketing to retail grocers in Southern California to establish a retailer base with established regional grocers, 2) Marketing through retail grocery associations who supply support services and tools to a broad range of retail grocers, and 3) Marketing through software companies who support the Retalix ISS45 POS software throughout the grocery industry.

During the last three months, the Company conducted a number of system failure tests to be sure we were prepared for network or power failures, overloading of data and a number of possible user errors in operating KleverShop. We also made further enhancements to KleverDash by including a supplier dashboard similar to the retailer dashboard. All of these features we are able to test on our in house POS laboratory.

Anticipated Business Development in the Next 12 Months

In 2015, the Company’s goals have been clear. Wrap up the programming and testing of KleverShop 2.0 and the updated KleverDash, and attempt to release these products into the marketplace for revenue operations. With the KleverShop 2.0 development complete, along with the updated KleverDash, we will now expand our programming to be compatible with other POS systems, including those in use by NCR and IBM/Toshiba. To further establish the credibility of our KleverShop 2.0 system, the Company is currently in the process of seeking certification from Retalix.

Through our 3-pronged marketing approach (local retailers, associations, and POS software support companies), we seek to build our client base from the bottom up by securing innovative grocers who want to take the lead in digital coupon marketing and market our product top down to associations and software providers who provide services to multiple grocers. From there we need to be prepared for rapid growth.

We will attempt to use this retailer base to promote our relationships with product suppliers to bring them into the fold of Klever product users. With these suppliers we will attempt to promote our KleverBank® system for coupon management and consumer redemption, if successful, is expected to place our Company in a potential commercial position. We continue to differentiate ourselves as being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward. However, we must caution the reader that Klever Marketing currently has no signed revenue contracts. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

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

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended September 30, 2015 of $410,798 and a net loss for the nine months ended September 30, 2014 of $122,123 and has an accumulated deficit of $18,896,012, as of September 30, 2015.

The Company has been able to meet its short-term needs primarily through loans from related parties and private placements of equity. The Company has approximately $21,284 of cash on hand as of September 30, 2015. The Company plans to continue to attempt to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements, if successful, are expected to provide the needed funds for continued development of the Company’s mobile phone technology. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

For the three months ended September 30, 2015, the Company had a net loss of $79,409 compared to a net loss of $67,615 for the three months ended September 30, 2014. Operating expenses were $73,473 for the three months ended September 30, 2015 compared to $74,497 for the three months ended September 30, 2014. The increase in net loss in the current year is primarily due to an increase in interest expense of $5,535 coupled with a decrease in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents of $7,150. General and administrative costs increased from $72,516 for the three months ended September 30, 2014 to $73,116 for the three months ended September 30, 2015. Outside services were higher due to increased consulting costs incurred to assist the Company in finding retailers and consumer packaged goods companies who will utilize the Company’s mobile phone technology by $4,250 while meals and entertainment and public company expenses increased by $712, and $470, respectively. These increases were offset by professional fees decreasing by $4,423.

The Company incurred $5,535 of interest expense associated with its related party debt during the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014. The Company received $0 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents during the three months ended September 30, 2015 compared to net proceeds of $7,150 for similar matters in the same period in the prior year. The Company recognized $10,609 of debt forgiveness income during the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, the Company had a net loss of $410,798 compared to a net loss of $122,123 for the nine months ended September 30, 2014. The increase in net loss in the current year is primarily due to an increase in operating expenses of $189,482 coupled with a decrease in net proceeds from forgiveness of debt of $10,609 and litigation settlements related to certain parties infringing upon the Company’s patents of $81,400. General and administrative costs increased from $207,128 for the nine months ended September 30, 2014 to $400,414 for the nine months ended September 30, 2015. The increase in costs was primarily due to increased costs for stock-based compensation of $162,911, outside services of $17,550, and $13,119 for advertising and promotional costs. Stock-based compensation increased due to expenses recorded in connection with the issuance of stock options to officers and directors. No stock options were granted during the nine months ended September 30, 2014. Outside services were higher due to increased consulting costs incurred to assist the Company in finding retailers and consumer packaged goods companies who will utilize the Company’s mobile phone technology. Advertising and promotional fees were higher primarily due to a $10,000 refund the Company received during the nine months ended September 30, 2014 as a result of cancelling a contract coupled with higher costs for public relations fees during the nine months ended September 30, 2015.

The Company received $0 in net proceeds from litigation settlements related to certain parties infringing upon the Company’s patents compared during the nine months ended September 30, 2015 compared to net proceeds of $81,400 for similar matters in the prior year. The Company recognized $10,609 of debt forgiveness income during the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

The Company requires working capital principally to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock.

Cash flows used by operating activities during the nine months ended September 30, 2015 totaled $61,396 compared to cash flows provided by operating activities of $2,058 during the nine months ended September 30, 2014. The decrease in cash flows from operations is due primarily to an increased net loss of $288,675 partially offset by an increase stock-based compensation during the nine months ended September 30, 2015 of $162,912 and a bigger increase in accounts payable and accrued liabilities of $15,164 and $30,717, respectively.

Cash flows used in investing activities during the nine months ended September 30, 2015 were $112,514 as compared to $73,945 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company spent $79,067 for capitalized software development and $33,447 to develop patents and trademarks. During the nine months ended September 30, 2014, the Company spent $63,414 on capitalized software development, and $10,631 on developing patents and trademarks.

Cash flows generated from financing activities were $172,000 for the nine months ended September 30, 2015 as compared to $34,500 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company received $150,000 of proceeds from the sale of common stock, $30,000 of proceeds from a related party loan, partially offset by $8,000 in repayments for related party loans. Cash flows generated from financing activities for the nine months ended September 30, 2014 were generated from $31,000 of proceeds from the sale of common stock and $3,500 in proceeds from related party loans.

As of September 30, 2015, our cash position was $21,284, compared with $23,194 as of December 31, 2014. Subject to financing, we anticipate hiring additional employees and consultants for development and the corresponding operations of the Company, but this hiring is not planned to occur prior to obtaining additional capital. The Company requires working capital principally to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, there are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to raise minimal additional working capital that has been required to enable the Company to continue operations. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities or working capital has been obtained through the issuance of restricted common stock to fund operations in accordance with the Company’s revised business plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2015, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 1. Legal Proceedings

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2015, the Company sold 250,000 unregistered shares of common stock to an investor for $12,500.

On August 21, 2015, the Company sold 500,000 unregistered shares of common stock to an investor for $25,000.

On September 29, 2015, the Company sold 150,000 unregistered shares of common stock to an investor for $7,500.

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

DATE: November 12, 2015

By: /s/ Paul G Begum

Paul G. Begum

Chairman

(Principal Executive Officer)

By: /s/ Robert Campbell

Robert Campbell

(Principal Financial Officer)

