Form 10-K
period 2015-12-31
KLEVER MARKETING INC
filed 2016-03-25
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.0455 as quoted on the OTCBB, on June 30, 2015, is $1,822,961. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 40,065,087.

As of March 25, 2016, there were 57,740,446 common shares issued and outstanding.

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Our ability to raise sufficient capital to fund the development of our technology and continue to fund operating expenses;

•	Our ability to get our technology to work in accordance with our technical specifications;

•	Our ability to attract customers to our products once they are developed;

•	Our ability to generate sales of our products once they are developed;

•	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively;

•	Actions or inactions of third-party contractors and vendors;

•	Our ability to successfully patent and protect our intellectual property;

•	The potential that our competitors will get their products to market ahead of us;

•	General economic conditions.

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

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology, primarily cell phones, had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made substantial progress on its mobile application development and implementation. The software programming of the consumer KleverShop 1.0 application has been completed and successfully tested in our demonstration store. The retailer and supplier KleverDash application has completed its database and backend programming, complete with a revised graphical user interface, and successfully tested in our demonstration store.

2015 Mobile Application Development and Implementation

In 2015, the Company’s business efforts have concentrated on two areas: modifying the software to meet retailers’ refined business requirements and expanding our contacts within the retail grocery industry. We completed our Wholesome Choice Market demonstration test in 2014, and the feedback led us to conclude that to best serve our clients we needed to 1) add a loyalty program with points and 2) develop store branding and license our KleverShop software, allowing markets to brand the application as their own. Following further discussions with our investors, we also decided that now was the time to upgrade our software to an entirely new development platform that would be much more efficient and effective in addressing the desired enhancements and provide for the needed scalability.

All of these goals have been accomplished, and Klever rolled out its new and upgraded software, generically known as KleverShop 2.0. This new platform is highly efficient, and the new features deliver what our retailers have been asking for. For instance, our coupon options have been expanded. Our user interface provides for complete client branding in order to serve individual retailer needs. We have built our loyalty program designated KleverPoints, which gives retailers the opportunity to award points for various shopping functions that lead to greater basket uplift. Points are awarded for checking in and for redeeming coupons as well as total basket size.

At the same time, we have been working on upgrading our KleverDash platform. We envision a number of ways to make this tool even more useful to suppliers and retailers, with easier coupon generation, more types of coupons and expanded graphics analytics. Analytics offer the key to expanded use of this module and is a key to retailers gaining increasing market share and basket uplift. Our future work will focus on the consumer engagement uses of our software tools.

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

Towards the end of the year we recognized that customer engagement tools could greatly help us to transition consumers to a digital couponing world. Retail grocers, with their customers making 2-3 trips to the store each week offer a wonderful opportunity to engage their customers with multiple messages responding to their shopping actions or inactions. Klever wants each customer to feel that their local grocery store is “their personal store.” We do this by sending personal messages to them, recognizing them when they are at the store, and most of all offering them promotions and coupons that respond to their particular food interests. And we don’t bother them with products they are not interested in. We also reward them with loyalty points for responding to our promotions and are able to give them special promotions. The Klever Shopping Platform combined with customer engagement tools offer a very powerful resource to retailers and manufacturers, while meeting the needs of consumers.

The Company has also conducted a number of system failure tests to be sure we were prepared for network or power failures, overloading of data and a number of possible user errors in operating KleverShop. We also made further enhancements to KleverDash by including a supplier dashboard similar to the retailer dashboard. All of these features we are able to test on our in house POS laboratory.

Anticipated Business Development in the Next 12 Months

In 2015, the Company’s goals have been clear. Wrap up the programming and testing of KleverShop 2.0 and the updated KleverDash, and release these products into the marketplace for revenue operations. With the KleverShop 2.0 development complete, along with the updated KleverDash, in 2016 we will now expand our programming to be compatible with other POS systems, including those in use by NCR and IBM/Toshiba. To further establish the credibility of our KleverShop 2.0 system, the Company is currently in the process of seeking certification from Retalix.

Beyond that we are focusing on the integration of customer engagement tools into our application. Our initial feedback from this approach has been very encouraging and will greatly contribute to Klever’s future success.

We will attempt to use this retailer base to promote our relationships with product suppliers to bring them into the fold of Klever product users. With these suppliers we will attempt to promote our KleverBank® system for coupon management and consumer redemption, which when successful, is expected to place our Company in a very attractive position. We continue to differentiate ourselves as being a full service digital marketing provider to consumers, retailers and suppliers with platforms to meet all of their promotional needs. Notable progress is being made, and the Company is moving forward. However, we must caution the reader that Klever Marketing currently has no signed revenue contracts. No assurance or warranty can be given that the Company will be successful in implementing the efforts described in this report.

Recent Developments

We announced in February 2016 the filing of a new Utility Patent, which functions on top of Klever's patented APP KleverShop 2.0 technology to further incentivize and motivate customers to use their mobile phones while shopping.  This unique patent is expected to further induce shoppers in selecting Retailer daily discount coupon offerings along with Manufacturer discounts which they have not been motivated to do previously.

We believe Klever's innovation, a first in the industry, will help the customer to save dollars and act as a major sales boost for the Retailer, and the Manufacturer.

This new patent application, when approved, will support the acceptance of Klever’s innovative digital couponing App KleverShop 2.0 with its customer engagement tools, which we believe represents a definite win/win for the Retailer, Manufacturer, Customer and for the Company.

We also announced that Klever is currently pursuing an agreement with one of the most successful major National Cloud-Based Companies, which we hope to be concluded in the near future. We believe this will accelerate Klever's penetration with the major retail supermarket chains, which could produce substantial revenue sources for the Company.

ITEM 1A.  RISK FACTORS

Readers should carefully consider the risks and uncertainties described below.

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

Our independent registered public accounting firms’ reports to our audited financial statements for the years ended December 31, 2015 and 2014, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, no sales recorded to date, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

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

As an enterprise engaged in the development of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below. As reported in Item 5.  Market For Common Equity and Related Stockholder Matters, the market price of our common stock has fluctuated significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

The Company has no current legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC BB exchange under the trading symbol KLMK. The Company has 250 million authorized common shares.

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years. The information below was provided from Google’s financial website and reflects the highest and lowest closing prices during each quarter.

2015:	High	Low
First Quarter	$0.10	$0.03
Second Quarter	$0.09	$0.04
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.08	$0.03

2014:	High	Low
First Quarter	$0.08	$0.04
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.06	$0.03

The number of shareholders of record of the Company's common stock as of March 2, 2016 was approximately 919.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On November 4, 2015, the Company issued 357,142 shares of restricted common stock at $0.07 per share to an investor resulting in cash proceeds to the Company of $25,000.

On November 4, 2015, the Company issued 107,142 shares of restricted common stock at $0.07 per share to an investor resulting in cash proceeds to the Company of $7,500.

On November 7, 2015, the Company issued 500,000 shares of restricted common stock at $0.05 per share to an investor resulting in cash proceeds to the Company of $25,000.

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

The Company is aware of the following option transactions during the year ended December 31, 2015 for which neither Forms 4 nor Forms 5 were filed.

Name	Officer or Board Member	Number of Shares	Option Price	Issue Date	Expiration Date

Paul G. Begum (a)	Yes	1,500,000	$0.05	4/4/2015	1/31/2018
Robert A. Campbell (a)	Yes	1,200,000	$0.05	4/4/2015	1/31/2018
Jerry P. Wright (a)	Yes	100,000	$0.05	4/4/2015	1/31/2018
Jerry P. Wright (b)	Yes	500,000	$0.05	6/1/2015	12/31/2015

________________

(a)	Stock options issued for services
(b)	Stock options issued in connection with loan

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,800,000	$0.05	17,200,000

Total	2,800,000	$0.05	17,200,000

(1) Consists of options to purchase a total of 2,800,000 common shares issued to officers and directors in 2015.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated a net loss of $499,393 during the year ended December 31, 2015. Through December 31, 2015, the Company has not generated any operating revenues. As of December 31, 2015, the Company’s current and total liabilities exceeded its current assets by $782,972.  As of December 31, 2015, the Company had $31,782 of cash available on hand.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2016. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for the year ended December 31, 2015 increased by $189,426 to $481,160 from $291,734 for the year ended December 31, 2014.  The primary reason for the overall increase in general and administrative expenses is due to stock-based compensation of $162,911 in 2015 related to stock options issued to officers and directors. No stock options were issued in 2014. In 2015, the Company also experienced an increase in accounting fees, legal and professional fees, and outside services compared to 2014.

Research and development expenses for the year ended December 31, 2015 decreased by $8,364 to $2,840 from $11,204 for the year ended December 31, 2014. During 2014, the Company incurred more costs than it did in 2015 primarily due to the Company setting up a demonstration unit to show prospective customers and investors.

During the year ended December 31, 2014, the Company recorded an impairment loss of $65,864 related to certain patents and capitalized software costs where management estimated the carrying value exceeded the estimated fair value. The Company did not record an impairment loss for the year ended December 31, 2015.

Other Income (Expense)

Interest expense for the year ended December 31, 2015 was $14,123, comprised of $953 interest expense accrued on related party notes payable and $13,170 amortization of debt discount on related party notes payable. During the year ended December 31, 2014, we had no interest bearing notes payable and therefore no interest expense.

During the year ended December 31, 2014, the Company received net proceeds from settlement of patent infringement cases of $81,400 and included this amount in other income. No litigation settlements income was realized during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company recognized a gain on forgiveness of debt of $10,609 where the statute of limitations had expired. No gain or loss was recognized on forgiveness of debt during the year ended December 31, 2015.

Provision for Income Taxes

The provision for income taxes was comparable for the years ended December 31, 2015 and 2014, amounting to $1,270 and $1,194, respectively. The biggest component of income tax expense in both years is the interest and penalties accrued associated with the Company’s uncertain tax positions.

Net Loss

As a result, net loss for the year ended December 31, 2015 increased by $221,406 to $499,393 from $277,987 for the year ended December 31, 2014.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the year ended December 31, 2015, the Company was able to sell 3,549,403 shares of its restricted common stock for total proceeds of $207,500. Funding of $30,000 was also provided during the year ended December 31, 2015 from proceeds from related party notes payable.

As of December 31, 2015, our cash position was $31,782, compared to $23,194 as of December 31, 2014. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of December 31, 2015, our current liabilities and total liability of $814,754 exceeded our current assets of $31,782 by $782,972.

Cash Flows From Operating Activities

During the year ended December 31, 2015, net cash used by operating activities was $100,145, resulting from our net loss of $499,393, partially offset by non-cash expenses totaling $199,387 and increases in accounts payable of $31,123 and accrued liabilities of $168,738.

By comparison, during the year ended December 31, 2014, net cash used by operating activities was $41,948, resulting from our net loss of $277,987 and non-cash gain of $10,609, partially offset by non-cash expenses totaling $89,438 and increases in accounts payable of $21,120 and accrued liabilities of $136,090.

Cash Flows From Investing Activities

During the year ended December 31, 2015, net cash used by investing activities was $120,767, comprised of capitalized software development costs of $83,317 and intellectual property development costs of $37,450. During the year ended December 31, 2014, net cash used by investing activities was $81,512, comprised of capitalized software development costs of $70,881 and intellectual property development costs of $10,631.

Cash Flows From Financing Activities

During the year ended December 31, 2015, net cash provided by financing activities was $229,500, comprised of proceeds from issuance of common stock of $207,500 and proceeds from related party notes payable of $30,000, partially offset by repayments of related party notes payable of $8,000. During the year ended December 31, 2014, net cash provided by financing activities was $95,000, comprised of proceeds from issuance of common stock of $91,500 and proceeds from related party notes payable of $3,500.

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

•	The Company may not obtain the equity funding or short-term borrowings necessary to market and launch its mobile applications.

•	The product development and launch may take longer to implement than planned or may not be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2016 (the “Resignation Date”) HJ & Associates, LLC (“HJ”) resigned as the independent registered public accounting firm for Company. On January 27, 2016, the Company engaged Haynie & Company (“Haynie”), Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from HJ to Haynie & Company was approved unanimously by our board of directors.

The reports of HJ on the Company’s consolidated financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion, except the standard “going concern reservation”, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided HJ with a copy of the Form 8-K filed to report the change in independent registered public accounting firms and requested that HJ furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HJ agrees with the above statements. A copy of such letter from HJ, dated January 27, 2016, is attached as Exhibit 16.1.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of duties to achieve effective internal controls over financial reporting. We do have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation.

•	We do not have a functional audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Controls

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	75	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	72	COO and CFO	Future shareholder meeting

Jerry P. Wright	63	Director	Future shareholder meeting

Paul G. Begum, Founder, age 75, returned to the Board of Directors in February, 2007. Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical productions. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell, age 72, retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world. He has been responsible for the design and implementation of major software developments and installations. He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia. He has broad experience in both managing day-to-day project operations and a portfolio of programs. Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright, age 63, is the CEO and President of United Potato Growers of America with a broad experience in the food production, packaged goods manufacturing and retail sales industries. Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with. Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations. His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing. Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2015, the Company did not have a functioning Audit and Compliance Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid to our executive officers and directors for the years ended December 31, 2015 and 2014.

(a)	(b)	(c)	(d)	(e)	(i)

Name and Principal Position	Year Ended Dec 31,	Salary(1)	Bonus	Option Awards(2)	All Other Compensation	Total

Paul G. Begum Chairman/CEO and Director*	2015	$162,000	$0	$87,274	$0	$249,274
	2014	$162,000	$0	$0	$0	$162,000

Robert Campbell COO and CFO and Director	2015	$0	$0	$68,819	$0	$68,819
	2014	$0	$0	$0	$0	$0

Jerry Wright, Director	2015	$0	$0	$5,818	$0	$5,818
	2014	$0	$0	$0	$0	$0

______________

*Services provided through PSF Inc., a company owned by Mr. Begum.

(1) The Company accrued $162,000 for compensation for Mr. Begum during the years ended December 31, 2015 and 2014 of which $4,375 and $1,500 were paid, respectively. Accrued, unpaid compensation to Mr. Begum totaled $318,125 and $160,500 as of December 31, 2015 and 2014, respectively.

(2) The amounts in column (e) reflect the aggregate grant date fair value with respect to stock options granted during the respective years in accordance with ASC Topic 718. The stock options awarded in 2015 vested 100% upon grant and expire January 31, 2018.

Aggregate Option/SAR Exercises in the Last Fiscal Year and year End Option/SAR Values

The following table sets forth information respecting all individual grants of options and SARs made during the last completed fiscal year, 2015, to the chief executive officer, chief financial officer, and directors of the Company.

Name	Shares Acquired on exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money options ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul G. Begum	0	$0	1,500,000	0	$0	$0

Robert A. Campbell	0	$0	1,200,000	0	$0	$0

Jerry P. Wright	0	$0	100,000	$0	$0	$0

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company has adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our Directors and Executive Officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 82,342,839 (57,240,446 common plus 25,102,393 preferred) votes as of December 31, 2015. The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers & >5% Stock Owners

Paul G. Begum (through PSF Inc. and Tree of Stars, Inc.)	Direct	10,642,075
30251 Golden Lantern	Preferred	25,102,393
Suite E, PMB 411	Options/Warrants	1,500,000
Laguna Niguel, CA 92677	Total	37,244,468	45.23%

Robert A. Campbell	Direct	4,669,000
991 Rippey Sreet	Preferred	–
El Cajon, CA 92020	Options/Warrants	1,200,000
	Total	5,869,000	7.13%

Jerry P. Wright	Direct	–
991 Rippey Sreet	Preferred	–
El Cajon, CA 92020	Options/Warrants	100,000
	Total	100,000	*%

Total		43,213,468	52.48%

 * Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Notes Payable

The Company periodically receives funding from its officers and directors to fund operating costs of the Company. Jerry P. Wright, a director, advanced to the Company $30,000 during the year ended December 31, 2015 and Robert A. Campbell, CFO, advanced to the Company $3,500 during the year ended December 31, 2014. All of the 2014 advance and $4,500 of the 2015 advance had been repaid as of December 31, 2015. The $30,000 advance in 2015 bears interest at the rate of 6% per annum, and had a principal balance of $25,500 and accrued interest payable of $953 as of December 31, 2015. The advance was to have been paid by December 31, 2015, and the maturity date has been extended to June 30, 2016.

Paul G. Begum, the Company’s CEO, provides consulting services to the Company through PSF Inc., a company controlled by him. The Company accrued $162,000 for compensation for Mr. Begum during the years ended December 31, 2015 and 2014 of which $4,375 and $1,500 were paid, respectively. Accrued compensation to Mr. Begum totaled $318,125 and $160,500 as of December 31, 2015 and 2014, respectively.

The Company’s bookkeeper, who is the wife of Mr. Begum, earned $18,000 during the years ended December 31, 2015 and 2014 for services provided to the Company, of which $9,000 and $16,500 were paid, respectively. Accrued compensation to the bookkeeper totaled $12,000 and $3,000 as of December 31, 2015 and 2014, respectively.

Director Independence

Our Board of Directors includes two independent director, as determined by former Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

In accordance with these guidelines, the Board has determined that current Board member Jerry P. Wright is an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission, and related other services that were provided by HJ & Associates, LLC (“HJ”) and Haynie & Company (“Haynie”) in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to HJ for professional services rendered for the years ended December 31, 2015 and 2014, respectively.

Service	2015	2014
Audit Fees	$13,950	$21,200
Audit-Related Fees	–	–
Total	$13,950	$21,200

The following is a summary of the fees incurred by the Company to Haynie for professional services rendered for the years ended December 31, 2015 and 2014, respectively.

Service	2015	2014
Audit Fees	$10,050	$–
Audit-Related Fees	–
Total	$10,050	$–

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

The following is a summary of the fees paid by the Company to Robison, Hill & Company for professional services rendered for the years ended December 31, 2015 and 2014, respectively.

Service	2015	2014
Tax Fees	$1,855	$1,600

	$1,855	$1,600

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

The Board of Directors pre-approved 100% of the Company’s 2015 and 2014 audit fees, audit-related fees, tax fees, and all other fees.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)

3.03	Bylaws, as amended (2)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (3)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (4)

4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (4)

10.01	Stock Incentive Plan, effective June 1, 1998 (2)

10.02	Asset purchase agreement dated August 27, 2004 (5)

10.03	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (6)

10.04	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (6)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Title of Document

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

__________________________

(1) Incorporated herein by reference from Registrant’s Form 10KSB, dated June 20, 1997.

(2) Incorporated herein by reference from Registrant’s Form 10KSB, dated March 29, 2001

(3) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2001.

(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.

(5) Incorporated herein by reference from Registrant’s Form 10QSB, dated November 19, 2004.

(6) Incorporated herein by reference from Registrant’s Form 8-K, dated November 19, 2010.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLEVER MARKETING, INC.

Dated: March 25, 2016	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of March 2016.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO
Robert A. Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC.

Index to Financial Statements

As of December 31, 2015 and 2014

and for the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Klever Marketing, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Klever Marketing, Inc. as of December 31, 2015, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company does not generate revenue and has negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Klever Marketing, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Klever Marketing, Inc. as of December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 30, 2015

KLEVER MARKETING, INC.

Balance Sheets

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$31,782	$23,194

Total Current Assets	31,782	23,194

FIXED ASSETS
Capitalized software development and licenses	535,023	451,706
Office equipment	3,350	3,350
Less accumulated depreciation	(3,254)	(2,522)

Total Fixed Assets	535,119	452,534

OTHER ASSETS
Intangibles, net	79,575	64,699

Total Other Assets	79,575	64,699

TOTAL ASSETS	$646,476	$540,427

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$346,303	$315,180
Accrued liabilities	370,552	201,814
Preferred stock dividends	72,399	30,063
Related party notes payable	25,500	3,500

Total Current Liabilities	814,754	550,557

Total Liabilities	814,754	550,557

STOCKHOLDERS' DEFICIT
Convertible preferred stock - Class A (par value $0.01; 150,000 shares authorized; 138,217 and 132,582 issued and outstanding at December 31, 2015 and December 31, 2014, respectively); aggregate liquidation preference of $3,622,729	1,382	1,326
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized; 104,757 and 100,486 issued and outstanding at December 31, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,795,283	1,048	1,005
Convertible preferred stock - Class C (par value $0.01; 200,000 shares authorized; 184,194 and 176,685 issued and outstanding at December 31, 2015 and December 31, 2014 respectively); aggregate liquidation preference of $1,225,521	1,842	1,767
Common stock (par value $0.01), 250,000,000 shares authorized, 57,240,446 and 53,691,043 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	572,404	536,910
Treasury stock, 100,000 shares at December 31, 2015 and December 31, 2014	(1,000)	(1,000)
Paid in capital in excess of par value	18,240,653	17,935,076
Accumulated deficit	(18,984,607)	(18,485,214)

Total Stockholders' Deficit	(168,278)	(10,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$646,476	$540,427

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2015	2014

REVENUES	$–	$–

OPERATING EXPENSES
General and administrative	481,160	291,734
Research and development	2,840	11,204
Impairment loss	–	65,864
Total Operating Expenses	484,000	368,802

LOSS FROM OPERATIONS	(484,000)	(368,802)

OTHER INCOME (EXPENSE)
Interest expense	(14,123)	–
Litigation settlements	–	81,400
Forgiveness of debt	–	10,609
Total Other Income (Expense)	(14,123)	92,009

LOSS BEFORE INCOME TAXES	(498,123)	(276,793)

INCOME TAXES	(1,270)	(1,194)

NET LOSS	$(499,393)	$(277,987)

LOSS PER COMMON SHARE –– BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –– BASIC AND DILUTED	55,452,431	52,330,759

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Treasury	Paid-in Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Deficit

Balance, December 31, 2013	384,869	$3,849	51,693,124	$516,931	$(1,000)	$17,880,371	$(18,207,227)	$192,924

Common Stock issued for cash at $0.05 per share	–	–	1,350,000	13,500	–	54,000	–	67,500

Common Stock issued for cash at $0.06 per share	–	–	400,000	4,000	–	20,000	–	24,000

Common Stock issued for capitalized software development at $0.05 per share	–	–	137,919	1,379	–	5,517	–	6,896

Common Stock issued for capitalized software development at $0.06 per share	–	–	110,000	1,100	–	5,500	–	6,600

Preferred stock issued as dividends	24,884	249	–	–	–	68,059	–	68,308

Accrual for preferred stock dividend	–	–	–	–	–	(98,371)	–	(98,371)

Net loss	–	–	–	–	–	–	(277,987)	(277,987)

Balance, December 31, 2014	409,753	4,098	53,691,043	536,910	(1,000)	17,935,076	(18,485,214)	(10,130)

Common Stock issued for cash at $0.05 per share	–	–	2,000,000	20,000	–	80,000	–	100,000

Common Stock issued for cash at $0.06 per share	–	–	208,333	2,084	–	10,416	–	12,500

Common Stock issued for cash at $0.07 per share	–	–	1,178,570	11,785	–	70,715	–	82,500

Common Stock issued for cash at $0.075 per share	–	–	100,000	1,000	–	6,500	–	7,500

Common Stock issued for cash at $0.08 per share	–	–	62,500	625	–	4,375	–	5,000

Preferred stock issued as dividends	17,415	174	–	–	–	71,677	–	71,851

Accrual for preferred stock dividend	–	–	–	–	–	(114,187)	–	(114,187)

Stock-based compensation	–	–	–	–	–	162,911	–	162,911

Stock options issued for related party debt discount	–	–	–	–	–	13,170	–	13,170

Net loss	–	–	–	–	–	–	(499,393)	(499,393)

Balance, December 31, 2015	427,168	$4,272	57,240,446	$572,404	$(1,000)	$18,240,653	$(18,984,607)	$(168,278)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(499,393)	$(277,987)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	13,170	–
Depreciation and amortization	23,306	23,574
Stock-based compensation	162,911	–
Impairment loss	–	65,864
Debt forgiveness	–	(10,609)
Changes in operating assets and liabilities:
Increase in accounts payable	31,123	21,120
Increase in accrued liabilities	168,738	136,090
Net Cash Used by Operating Activities	(100,145)	(41,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(83,317)	(70,881)
Intellectual property development costs	(37,450)	(10,631)
Net Cash Used by Investing Activities	(120,767)	(81,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	207,500	91,500
Proceeds from related party notes payable	30,000	3,500
Repayments of related party notes payable	(8,000)	–
Net Cash Provided by Financing Activities	229,500	95,000

NET INCREASE (DECREASE) IN CASH	8,588	(28,460)
CASH AT BEGINNING OF PERIOD	23,194	51,654
CASH AT END OF PERIOD	$31,782	$23,194

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest	$–	$–
Income taxes	$110	$104

Non-Cash Investing and Financing Activities:
Accrual for preferred stock dividends payable with preferred shares	$114,187	$98,371
Preferred stock issued to pay dividends	$71,851	$68,308
Stock options issued for related party debt discount	$13,170	$–
Common stock issued for capitalized software development	$–	$13,496

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

Accounting Method

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of and for the years ended December 31, 2015 and 2014.

Valuation of Long-Lived Assets

Long-lived assets such as capitalized software development and licenses, office equipment and intangible assets with definite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The Company recorded an impairment loss of $65,864 for the year ended December 31, 2014 related to certain costs for capitalized software and patents that management for which management believes the fair value are zero. The Company did record an impairment loss for the year ended December 31, 2015.

Fixed Assets

Fixed assets consist of costs of capitalized software development and property and equipment as of December 31, 2015 and 2014.

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2016. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. As of December 31, 2015 and 2014, the Company had capitalized software development costs of $535,023 and $451,706, respectively. No amortization expense was recorded for the years ended December 31, 2015 and 2014.

Property and Equipment

Property and equipment consisted of office equipment with a cost of $3,350 and with accumulated depreciation of $3,254 and $2,522 as of December 31, 2015 and 2014, respectively. Depreciation of office equipment is computed using the straight-line method over an estimated economic useful life of 3 years. Depreciation expense was $732 and $1,608 for the years ended December 31, 2015 and 2014.

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

Intangibles

Intangible assets, consisting of patents and trademarks, are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. At December 31, 2015, intangible assets have a cost of $133,601, accumulated amortization of $54,026, and had a net book value of $79,575. At December 31, 2014, intangible assets have a cost of $96,151, accumulated amortization of $31,452, and had a net book value of $64,699. Amortization expense was $22,574 and $21,966 for the years ended December 31, 2015 and 2014, respectively. Amortization expense of the Company’s existing intangible assets over their remaining lives will be $26,722 for 2016, $24,631 for 2017, $14,929 for 2018, $8,595 for 2019 and $4,148 for 2020.

Revenue Recognition

The Company currently has no revenues from its operations. We anticipate that revenues from product sales, net of estimated returns and allowances, will be recognized when evidence of an arrangement is in place, related prices are fixed and determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured.

Concentration of Credit Risk

The Company has no significant concentrations of credit risk.

Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents than outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and the exercise of convertible preferred stock.

For the years ended December 31, 2015 and 2014, the Company incurred net losses; therefore, common stock equivalents related to the conversion of stock options and convertible preferred stock have not been included in the calculation of diluted loss per common shares because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for both years.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at December 31, 2015 and December 31, 2014. There has been no significant change in the unrecognized tax benefit through December 31, 2015.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015 and 2014, the Company had $8,673 and $7,513 of accrued interest and penalties related to uncertain tax positions.

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

For the years ended December 31, 2015 and 2014, the Company incurred research and development expenses of $2,840 and $11,204 respectively.

Fair Value of Financial Instruments

The FASB provides the framework for measuring fair value. ASC 820-10-50, Fair Value Measurements, provides guidance that defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

The carrying amounts reported in the accompanying balance sheets as of December 31, 2015 and 2014 for cash and current liabilities each qualify as financial instruments, which management believes are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company currently has no operating revenues and is currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15. 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $499,393 during the year ended December 31, 2015. The Company did not generate any revenue from product sales during the years ended December 31, 2015 or December 31, 2014. As of December 31, 2015, the Company’s current and total liabilities exceeded its current assets by $782,972. As of December 31, 2015, the Company had $31,782 of cash available on hand.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2016. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2015	2014

Compensation - officers and bookkeeper	$330,125	$163,500
Taxes	39,474	38,314
Accrued interest – related party	953	–

	$370,552	$201,814

NOTE 5 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2015	2014

Current	$1,270	$1,194
Deferred	–	–

Total	$1,270	$1,194

Deferred tax assets are calculated using a combined statutory tax rate of 39% in 2015 and 37.3 in 2014%. The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31:

	2015	2014
Deferred tax assets - current:
Accrued compensation	$128,749	$59,867
Accrued interest – related party	372	–
	129,121	59,867
Deferred tax assets - long-term:
Net operating loss carryforwards	5,733,902	5,120,141
Amortization	16,851	9,951
Total deferred income tax assets	5,879,874	5,189,959
Valuation allowance	(5,879,874)	(5,189,959)
Total	$–	$–

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate to actual provision for income taxes is as follows for the years ended December 31:

	2015	2014
Benefit (provision) for income taxes computed at federal statutory rate	$194,720	$94,110
State income taxes, net of federal benefit	43	9,134
Other	(143,559)	(24,761)
Valuation allowance	(49,934)	(79,677)
Provision for Income taxes	$(1,270)	$(1,194)
Effective tax rate	-0.25%	-0.43%

As of December 31, 2015, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $14.7 million that may be offset against future taxable income through 2035. The Company has state net operating loss carry-forwards of $5.1 million that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions. Tax years 2012 to current remain open to examination by U.S. federal and state tax authorities.

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2015 and December 31, 2014, there were 427,168 and 409,753 total preferred shares issued and outstanding for all classes, respectively. As of December 31, 2015, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of December 31, 2015, the Company had accrued and unpaid preferred stock dividends totaling $53,342 relating to dividends for the three months ended December 31, 2015. As of December 31, 2014, the Company had accrued and unpaid preferred stock dividends totaling $30,063 relating to dividends for the three months ended December 31, 2014. To date all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of December 31, 2015 and December 31, 2014, there were 138,217 and 132,582 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of December 31, 2015 and December 31, 2014, there were 104,757 and 100,486 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of December 31, 2015 and December 31, 2014, there were 184,194 and 176,685 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2015 and December 31, 2014, there were 57,240,446 and 53,691,043 common shares issued and outstanding.

During the year ended December 31, 2015, the Company issued 3,549,403 shares of common stock to investors for $207,500 cash.

During the year ended December 31, 2014, the Company issued 1,750,000 shares of common stock to investors for $91,500 cash and 247,919 shares of common stock valued at $13,496 to consultants for services.

NOTE 8 – STOCK OPTIONS

The shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors, certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options.

During the year ended December 31, 2015, the Company issued 100,000 options to an investor who simultaneously purchased common shares of the Company, 2,800,000 options to officers and directors for services, and 500,000 to a director in connection with a loan made to the Company. The Company estimated the weighted average grant date fair value of these options using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	0.07 – 0.83%
Expected life in years	0.58 – 2.83
Dividend yield	0%
Expected volatility	252.28 – 309.43%

Stock-based compensation expense included in general and administrative expenses was $162,911, and $13,170 was recorded to debt discount.

A summary of the Company’s stock option awards as of December 31, 2015, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	–	$–
Granted	3,400,000	$0.051
Exercised	–	$–
Forfeited or expired	(600,000)	$0.054

Outstanding and exercisable at December 31, 2015	2,800,000	$0.050	2.09	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.035 as of December 31, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 – DEBT FORGIVENESS

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

NOTE 10 - LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company. The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $266,368 and $239,486 as of December 31, 2015 and 2014, respectively.

NOTE 11 – PATENT LITIGATION SETTLEMENTS

During the year ended December 31, 2014, the Company as Plaintiff settled certain lawsuits against various defendants for infringement against patents owned by the Company, resulting in the Company recording $81,400 in net proceeds from litigation settlements.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, advanced to the Company $30,000 during the year ended December 31, 2015 and Robert Campbell, CFO, advanced to the Company $3,500 during the year ended December 31, 2014. All of the 2014 advance and $4,500 of the 2015 advance had been repaid as of December 31, 2015. Advances made by these individuals are reported in the Company’s Balance Sheets under the heading “Related Party Notes Payable”. The $30,000 advance in 2015 bears interest at the rate of 6% per annum, and had a principal balance of $25,500 and accrued interest payable of $953 as of December 31, 2015. The advance was to have been paid by December 31, 2015, and the maturity date has been extended to June 30, 2016.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $162,000 for compensation for the CEO during the years ended December 31, 2015 and 2014 of which $4,375 and $1,500 were paid, respectively. Accrued compensation to the CEO totaled $318,125 and $160,500 as of December 31, 2015 and 2014, respectively.

The bookkeeper earned $18,000 during the years ended December 31, 2015 and 2014 for services provided to the Company of which $9,000 and $16,500 were paid, respectively. Accrued compensation to the bookkeeper totaled $12,000 and $3,000 as of December 31, 2015 and 2014, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On January 25, 2016, the Company sold 500,000 shares to an investor for $25,000.

On February 8, 2016, a total of 18,155 shares of convertible preferred stock were issued to a company controlled by the CEO in payment of accrued dividends of $53,342.

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 and has determined that there are no additional events to disclose.

