Form 10-Q
period 2016-03-31
KLEVER MARKETING INC
filed 2016-05-16
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 000-18730

Klever Marketing, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3688583
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 East 6600 South, Suite 305
Salt Lake City, UT 84121
(Address of principal executive offices, including zip code)

(801) 847-6444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of May 16, 2016, there were 58,240,446 shares of the Registrant’s common stock, $0.01 par value per share, issued.

KLEVER MARKETING, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KLEVER MARKETING, INC.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)

Current assets:
Cash	$25,563	$31,782

Total current assets	25,563	31,782

Fixed assets, net:	35	96
Other assets – intangibles, net	621,541	614,598

Total assets	$647,139	$646,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$363,797	$346,303
Accrued liabilities	409,213	370,552
Accrued preferred stock dividends	48,009	72,399
Related party note payable	25,500	25,500

Total current liabilities	846,519	814,754

Total liabilities	846,519	814,754

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01; 150,000 shares authorized; 144,091 and 138,217 issued and outstanding at March 31, 2016 and December 31, 2015, respectively); aggregate liquidation preference of $3,772,546	1,441	1,382
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized; 109,209 and 104,757 issued and outstanding at March 31, 2016 and December 31, 2015 respectively); aggregate liquidation preference of $1,869,526	1,092	1,048
Convertible preferred stock - Class C (par value $0.01; 200,000 shares authorized; 192,023 and 184,194 issued and outstanding at March 31, 2016 and December 31, 2015 respectively); aggregate liquidation preference of $1,276,208	1,920	1,842
Common stock (par value $0.01), 250,000,000 shares authorized, 57,740,446 and 57,240,446 shares issued at March 31, 2016 and December 31, 2015, respectively	577,404	572,404
Treasury stock, 100,000 shares at March 31, 2016 and December 31, 2015	(1,000)	(1,000)
Paid in capital in excess of par value	18,284,862	18,240,653
Accumulated deficit	(19,065,099)	(18,984,607)

Total stockholders’ deficit	(199,380)	(168,278)

Total liabilities and stockholders’ deficit	$647,139	$646,476

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$–	$–

Operating expenses:
General and administrative	79,565	86,863
Research and development	313	1,606

Total operating expenses	79,878	88,469

Loss from operations	(79,878)	(88,469)

Other income (expense)
Interest expense	(319)	–

Total other income (expense)	(319)	–

Loss before income taxes	(80,197)	(88,469)

Income taxes	(295)	(287)

Net loss	$(80,492)	$(88,756)

Loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	57,603,083	54,051,824

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(80,492)	$(88,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,742	4,920
Changes in operating assets and liabilities:
Increase in accounts payable	17,494	30,256
Increase in accrued liabilities	38,661	43,787

Net cash used by operating activities	(17,595)	(9,793)

Cash flows from investing activities:
Capitalized software development costs	–	(37,567)
Intellectual property development costs	(13,624)	(7,794)

Net cash used by investing activities	(13,624)	(45,361)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	52,500

Net cash provided by financing activities	25,000	52,500

Net decrease in cash	(6,219)	(2,654)
Cash at beginning of period	31,782	23,194

Cash at end of period	$25,563	$20,540

Supplemental disclosures:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrual for preferred stock dividends payable with preferred shares	$28,952	$41,788
Preferred stock issued to pay dividends	$53,342	$71,852

See notes to condensed financial statements

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

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the notes to the Company’s audited financial statements included its December 31, 2015 Annual Report on Form 10-K.

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

For the three months ended March 31, 2016 and 2015, the Company incurred net losses; therefore, common stock equivalents related to the conversion of stock options and convertible preferred stock have not been included in the calculation of diluted loss per common shares because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for both periods.

Reclassifications

Certain amounts in the 2015 condensed financial statements have been reclassified to conform with the current year presentation.

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

There were no new accounting pronouncements issued during the three months ended March 31, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the condensed financial statements of the Company.

NOTE 3 – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed financial statements, during the three months ended March 31, 2016 and 2015, the Company did not generate any revenue from product sales and reported net losses of $80,492 and $88,756, respectively. As of March 31, 2016, the Company’s current and total liabilities exceeded its current assets by $820,956.  As of March 31, 2016, the Company had $25,563 of cash.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015

Capitalized software development costs	$535,023	$535,023
Patents and trademarks	147,225	133,601
Accumulated amortization of patents and trademarks	(60,707)	(54,026)

	$621,541	$614,598

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2016. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the three months ended March 31, 2016, and no amortization expense for software development costs was recorded for the three months ended March 31, 2016 and 2015.

The costs of patents and trademarks are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. Amortization expense for patents and trademarks was $6,681 and $4,808 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015

Compensation - officers and bookkeeper	$369,125	$330,125
Taxes	39,769	39,474
Accrued interest – related party	319	953
	$409,213	$370,552

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2016 and December 31, 2015, there were 445,323 and 427,168 total preferred shares issued and outstanding for all classes, respectively. As of March 31, 2016, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of March 31, 2016, the Company had accrued and unpaid preferred stock dividends totaling $48,009 compared to $72,399 as of December 31, 2015. To date, all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of March 31, 2016 and December 31, 2015, there were 144,091 and 138,217 Class A Shares outstanding, respectively. Each Class A Share is convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of March 31, 2016 and December 31, 2015, there were 109,209 and 104,757 Class B Shares outstanding, respectively. Each Class B Share is convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of March 31, 2016 and December 31, 2015, there were 192,023 and 184,194 Class C Shares outstanding, respectively. Each Class C Share is convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2016 and December 31, 2015, there were 57,740,446 and 57,240,446 common shares issued and outstanding.

During the three months ended March 31, 2016, the Company issued 500,000 shares of common stock to an investor for $25,000 cash.

During the three months ended March 31, 2015, the Company issued 872,619 shares to investors for $52,500 cash. As more fully described in Note 7, one investor also received options to purchase shares of the Company’s restricted common stock in connection with his investment in the Company.

NOTE 8 – STOCK OPTIONS

The Company’s shareholders approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors, certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options.

During the three months ended March 31, 2016, the Company did not issue any stock options. During the three months ended March 31, 2015, the Company issued 100,000 options with an exercise price of $0.075 per share to an investor who simultaneously purchased common shares of the Company.

A summary of the Company’s stock option awards as of March 31, 2016, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,800,000	$0.050	2.09
Granted	-	$–
Exercised	-	$–
Forfeited or expired	-	$–

Outstanding and exercisable at March 31, 2016	2,800,000	$0.050	1.84	$ 2,800

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.051 as of March 31, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 – RELATED PARTY TRANSACTION

The Company periodically receives funding from officers and directors to fund operations. Jerry Wright, a director, advanced to the Company $30,000 during the year ended December 31, 2015. The Company repaid $4,500 of the advance, resulting in a related party note payable of $25,500 as of March 31, 2016 and December 31, 2015 reported in the Company’s Condensed Balance Sheets. The related party note payable bears interest at the rate of 6% per annum, and had accrued interest payable of $319 and $953 as of March 31, 2016 and December 31, 2015, respectively. The maturity date of the note has been extended to June 30, 2016.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $40,500 for compensation for the CEO during each of the three-month periods ended March 31, 2016 and 2015. Accrued compensation to the CEO totaled $352,625 and $318,125 as of March 31, 2016 and December 31, 2015, respectively.

The bookkeeper earned $4,500 during each of the three-month periods ended March 31, 2016 and 2015 for services provided to the Company. Accrued compensation to the bookkeeper totaled $16,500 and $12,000 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying condensed balance sheets through the date the financial statements were issued and has identified the following subsequent event that it believes requires disclosure.

In May 2016, the Company received proceeds of $25,000 from the sale of 500,000 shares of its common stock at $0.05 per share.

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

Going Concern Uncertainty

As shown in the accompanying condensed financial statements, during the three months ended March 31, 2016 and 2015, the Company did not generate any revenue from product sales and reported net losses of $80,492 and $88,756, respectively. As of March 31, 2016, the Company’s current and total liabilities exceeded its current assets by $820,956.  As of March 31, 2016, the Company had $25,563 of cash.

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

Operating Expenses

General and administrative expenses for three months ended March 31, 2016 decreased by $7,298 to $79,565 from $86,863 for the three months ended March 31, 2015.  The primary reason for the overall decrease in general and administrative expenses is a decrease in legal and professional fees, and outside services in the first quarter of 2016 compared to the first quarter of 2015.

Research and development expenses are currently not material to our operations and totaled $313 and $1,606 for the three months ended March 31, 2016 and 2015, respectively.

Other Income (Expense)

Interest expense for the three months ended March 31, 2016 and 2015 was $319 and $0, respectively. The interest expense in the current year is comprised of interest expense accrued on a related party note payable.

Provision for Income Taxes

The provision for income taxes was comparable for the three months ended March 31, 2016 and 2015, amounting to $295 and $287, respectively. The biggest component of income tax expense in both years is the interest and penalties accrued associated with the Company’s uncertain tax positions.

Net Loss

As a result, net loss for the three months ended March 31, 2016 decreased by $8,264 to $80,492 from $88,756 for the three months ended March 31, 2015.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the three months ended March 31, 2016, the Company sold 500,000 shares of its restricted common stock for total proceeds of $25,000.

As of March 31, 2016, our cash position was $25,563, compared to $31,782 as of December 31, 2015. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of March 31, 2016, our current liabilities and total liabilities of $846,519 exceeded our current assets of $25,563 by $820,956.

Cash Flows From Operating Activities

During the three months ended March 31, 2016, net cash used by operating activities was $17,595, resulting from our net loss of $80,492, partially offset by non-cash expenses of $6,742 and increases in accounts payable of $17,494 and accrued liabilities of $38,661.

By comparison, during the three months ended March 31, 2015, net cash used by operating activities was $9,793, resulting from our net loss of $88,756, partially offset by non-cash expenses of $4,920 and increases in accounts payable of $30,256 and accrued liabilities of $43,787.

Cash Flows From Investing Activities

During the three months ended March 31, 2016, net cash used by investing activities was $13,624, comprised of intellectual property development costs. During the three months ended March 31, 2015, net cash used by investing activities was $45,361, comprised of capitalized software development costs of $37,567 and intellectual property development costs of $7,794.

Cash Flows From Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities was $25,000, comprised of proceeds from issuance of common stock. During the three months ended March 31, 2015, net cash provided by financing activities was $52,500, comprised of proceeds from issuance of common stock.

Factors That May Affect Future Results

Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

•	The Company may not obtain the equity funding or short-term borrowings necessary to market and launch its mobile applications.

•	The Company may not be able to raise sufficient capital to maintain its ongoing operations.

•	The product development and launch may take longer to implement than planned or may not be successful.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the condensed financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2016, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Readers should carefully consider the risks and uncertainties described in ITEM 1A in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC before deciding whether to invest in shares of our common stock. See also risks discussed above under the section on “Factors That May Affect Future Results” and “Internal Controls”.

Our failure to successfully address the risks and uncertainties described our 2015 Form 10-K would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the development of new technology, our business is inherently risky.  Our common shares are considered speculative during the development of our new business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2016, we sold 500,000 unregistered shares of our common stock to an investor for $25,000 cash.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6: Exhibits

The following exhibits are filed as part of this report:

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

(1) Incorporated herein by reference from Registrant’s Form 10KSB, dated June 20, 1997.

(2) Incorporated herein by reference from Registrant’s Form 10KSB, dated March 29, 2001

(3) Incorporated herein by reference from Registrant’s Form 10QSB, dated May 15, 2001.

(4) Incorporated herein by reference from Registrant’s Form 10QSB, dated August 19, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.

Dated: May 16, 2016	By /s/ Paul G. Begum
Paul G. Begum
Chairman and CEO
(Principal Executive Officer)

Dated: May 16, 2016	By /s/ Robert A. Campbell
Robert A. Campbell
COO and CFO
(Principal Accounting Officer)

