Form 10-Q
period 2016-06-30
KLEVER MARKETING INC
filed 2016-08-12
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 12, 2016, there were 58,266,364 shares of the Registrant’s common stock, $0.01 par value per share, issued.

KLEVER MARKETING, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2016

PART I - Financial Information

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KLEVER MARKETING, INC.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)

Current assets:
Cash	$31,728	$31,782

Total current assets	31,728	31,782

Fixed assets, net	–	96
Other assets – intangibles, net	618,632	614,598

Total assets	$650,360	$646,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$369,945	$346,303
Accrued liabilities	448,636	370,552
Accrued preferred stock dividends	63,418	72,399
Related party note payable	25,500	25,500

Total current liabilities	907,499	814,754

Total liabilities	907,499	814,754

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01; 150,000 shares authorized; 144,091 and 138,217 issued and outstanding at June 30, 2016 and December 31, 2015, respectively); aggregate liquidation preference of $3,787,881	1,441	1,382
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized; 113,850 and 104,757 issued and outstanding at June 30, 2016 and December 31, 2015 respectively); aggregate liquidation preference of $1,939,991	1,139	1,048
Convertible preferred stock - Class C (par value $0.01; 200,000 shares authorized; 192,023 and 184,194 issued and outstanding at June 30, 2016 and December 31, 2015 respectively); aggregate liquidation preference of $1,281,502	1,920	1,842
Common stock (par value $0.01), 250,000,000 shares authorized, 58,240,446 and 57,240,446 shares issued at June 30, 2016 and December 31, 2015, respectively	582,404	572,404
Treasury stock, 100,000 shares at June 30, 2016 and December 31, 2015	(1,000)	(1,000)
Paid in capital in excess of par value	18,289,406	18,240,653
Accumulated deficit	(19,132,449)	(18,984,607)

Total stockholders’ deficit	(257,139)	(168,278)

Total liabilities and stockholders’ deficit	$650,360	$646,476

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	66,292	240,435	145,857	327,298
Research and development	316	310	629	1,916

Total operating expenses	66,608	240,745	146,486	329,214

Loss from operations	(66,608)	(240,745)	(146,486)	(329,214)

Other income (expense)
Interest expense	(444)	(1,599)	(763)	(1,599)

Total other income (expense)	(444)	(1,599)	(763)	(1,599)

Loss before income taxes	(67,052)	(242,344)	(147,249)	(330,813)

Income taxes	(298)	(289)	(593)	(576)

Net loss	$(67,350)	$(242,633)	$(147,842)	$(331,389)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	57,987,699	55,005,283	57,795,391	54,531,187

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(147,842)	$(331,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,138	10,360
Stock-based compensation	–	162,912
Amortization of debt discount	–	1,449
Changes in operating assets and liabilities:
Increase in accounts payable	23,642	28,485
Increase in accrued liabilities	78,084	89,226

Net cash used by operating activities	(31,978)	(38,957)

Cash flows from investing activities:
Intellectual property development costs	(18,076)	(25,592)
Capitalized software development costs	–	(58,567)

Net cash used by investing activities	(18,076)	(84,159)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	105,000
Proceeds from related party notes payable	–	30,000
Repayment of related party notes payable	–	(3,500)

Net cash provided by financing activities	50,000	131,500

Net increase (decrease) in cash	(54)	8,384
Cash at beginning of period	31,782	23,194

Cash at end of period	$31,728	$31,578

Supplemental disclosures:
Cash paid for:
Interest	$–	$–
Income taxes	–	–

Non-cash investing and financing activities:
Accrual for preferred stock dividends payable with preferred shares	$57,334	$67,907
Preferred stock issued to pay dividends	66,315	71,852
Debt discount in connection with related party notes payable	–	13,170

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

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

For the three and six months ended June 30, 2016 and 2015, the Company incurred net losses; therefore, common stock equivalents related to the conversion of stock options and convertible preferred stock have not been included in the calculation of diluted loss per common shares because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for both periods.

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

There were no new accounting pronouncements issued during the six months ended June 30, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the condensed financial statements of the Company.

NOTE 3 – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed financial statements, during the six months ended June 30, 2016 and 2015, the Company did not generate any revenue from product sales and reported net losses of $147,842 and $331,389, respectively. As of June 30, 2016, the Company’s current and total liabilities exceeded its current assets by $875,771.  As of June 30, 2016, the Company had $31,728 of cash.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015

Capitalized software development costs	$535,023	$535,023
Patents and trademarks	151,677	133,601
Accumulated amortization of patents and trademarks	(68,068)	(54,026)

	$618,632	$614,598

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2016. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the six months ended June 30, 2016, and no amortization expense for software development costs was recorded for the six months ended June 30, 2016 and 2015.

The costs of patents and trademarks are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. Amortization expense for patents and trademarks was $7,361 and $5,198 for the three months ended June 30, 2016 and 2015, respectively, and $14,042 and $10,006 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015

Compensation - officers and bookkeeper	$408,125	$330,125
Taxes	40,067	39,474
Accrued interest – related party	444	953
	$448,636	$370,552

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2016 and December 31, 2015, there were 449,964 and 427,168 total preferred shares issued and outstanding for all classes, respectively. As of June 30, 2016, all of the Company’s outstanding preferred shares are owned by a company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of June 30, 2016, the Company had accrued and unpaid preferred stock dividends totaling $63,418 compared to $72,399 as of December 31, 2015. Through June 30, 2016, all accrued dividends for preferred stock have been paid through the issuance of preferred stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of June 30, 2016 and December 31, 2015, there were 144,091 and 138,217 Class A Shares outstanding, respectively. Each Class A Share is convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of June 30, 2016 and December 31, 2015, there were 113,850 and 104,757 Class B Shares outstanding, respectively. Each Class B Share is convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

In May 2016, 4,641 Class B Shares were issued in payment of accrued dividends.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of June 30, 2016 and December 31, 2015, there were 192,023 and 184,194 Class C Shares outstanding, respectively. Each Class C Share is convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2016 and December 31, 2015, there were 58,240,446 and 57,240,446 common shares issued and outstanding.

During the six months ended June 30, 2016, the Company issued 1,000,000 shares of common stock to an investor for $50,000 cash.

During the six months ended June 30, 2015, the Company issued 1,685,119 shares of common stock to investors for $105,000 cash. As more fully described in Note 7, one investor also received options to purchase shares of the Company’s restricted common stock in connection with his investment in the Company.

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

During the six months ended June 30, 2016, the Company did not issue any stock options. During the six months ended June 30, 2015, the Company issued 100,000 options with an exercise price of $0.075 per share to an investor who simultaneously purchased common shares of the Company.

A summary of the Company’s stock option awards as of June 30, 2016, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,800,000	$0.050	2.09
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at June 30, 2016	2,800,000	$0.050	1.59	$ 0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0495 as of June 30, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 – RELATED PARTY TRANSACTION

The Company periodically receives funding from officers and directors to fund operations. Jerry Wright, a director, advanced to the Company $30,000 during the year ended December 31, 2015. The Company repaid $4,500 of the advance, resulting in a related party note payable of $25,500 as of June 30, 2016 and December 31, 2015 reported in the Company’s Condensed Balance Sheets. The related party note payable bears interest at the rate of 6% per annum, and had accrued interest payable of $444 and $953 as of June 30, 2016 and December 31, 2015, respectively. The maturity date of the note has been extended to June 30, 2016.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $40,500 for compensation for the CEO during each of the three-month periods ended June 30, 2016 and 2015 and $81,000 during each of the six-month periods ended June 30, 2016 and 2015. Accrued compensation to the CEO totaled $390,125 and $318,125 as of June 30, 2016 and December 31, 2015, respectively.

For services provided to the Company, the bookkeeper earned $4,500 during each of the three-month periods ended June 30, 2016 and 2015 and $9,000 during each of the six-month periods ended June 30, 2016 and 2015. Accrued compensation to the bookkeeper totaled $18,000 and $12,000 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying condensed balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure.

In July 2016, the Company issued 5,909 Series A Shares, 7,977 Series C Shares and 25,918 shares of its common stock in payment of accrued preferred dividends.

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

Going Concern Uncertainty

As shown in the accompanying condensed financial statements, during the six months ended June 30, 2016 and 2015, the Company did not generate any revenue from product sales and reported net losses of $147,842 and $331,389, respectively. As of June 30, 2016, the Company’s current and total liabilities exceeded its current assets by $875,771.  As of June 30, 2016, the Company had $31,728 of cash.

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

Operating Expenses

General and administrative expenses for three months ended June 30, 2016 decreased by $174,143 to $66,292 from $240,435 for the three months ended June 30, 2015.  General and administrative expenses for six months ended June 30, 2016 decreased by $181,441 to $145,857 from $327,298 for the six months ended June 30, 2015. The primary reason for the overall decrease in general and administrative expenses in the current year is a decrease in stock-based compensation, legal and professional fees, and outside services.

Research and development expenses are currently not material to our operations and totaled $316 and $310 for the three months ended June 30, 2016 and 2015, and $629 and $1,916 for the six months ended June 30, 2016 and 2015, respectively.

Other Income (Expense)

Interest expense was $444 and $1,599 for the three months ended June 30, 2016 and 2015, and $763 and $1,599 for the six months ended June 30, 2016 and 2015, respectively. The decrease in interest expense in the current year resulted from a reduction in a related party note payable and the amortization of debt discount included in the 2015 amounts.

Provision for Income Taxes

The provision for income taxes was $298 and $289 for the three months ended June 30, 2016 and 2015, and $593 and $576 for the six months ended June 30, 2016 and 2015, respectively. The biggest component of income tax expense in both years is the interest and penalties accrued associated with the Company’s uncertain tax positions.

Net Loss

As a result, net loss for the three months ended June 30, 2016 decreased by $175,283 to $67,350 from $242,633 for the three months ended June 30, 2015. Net loss for the six months ended June 30, 2016 decreased by $183,547 to $147,842 from $331,389 for the six months ended June 30, 2015.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses, for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the six months ended June 30, 2016, the Company sold 1,000,000 shares of its restricted common stock for total proceeds of $50,000.

As of June 30, 2016, our cash position was $31,728, compared to $31,782 as of December 31, 2015. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of June 30, 2016, our current liabilities and total liabilities of $907,499 exceeded our current assets of $31,728 by $875,771.

Cash Flows From Operating Activities

During the six months ended June 30, 2016, net cash used by operating activities was $31,978, resulting from our net loss of $147,842, partially offset by non-cash expenses of $14,138 and increases in accounts payable of $23,642 and accrued liabilities of $78,084.

By comparison, during the six months ended June 30, 2015, net cash used by operating activities was $38,957, resulting from our net loss of $331,389, partially offset by non-cash expenses totaling $174,721 and increases in accounts payable of $28,485 and accrued liabilities of $89,226.

Cash Flows From Investing Activities

During the six months ended June 30, 2016, net cash used by investing activities was $18,076, comprised of intellectual property development costs. During the six months ended June 30, 2015, net cash used by investing activities was $84,159, comprised of intellectual property development costs of $25,592 and capitalized software development costs of $58,567.

Cash Flows From Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $50,000, comprised of proceeds from issuance of common stock. During the six months ended June 30, 2015, net cash provided by financing activities was $131,500, comprised of proceeds from issuance of common stock of $105,000 and proceeds from related party notes payable of $30,000, partially offset by repayment of related party notes payable of $3,500.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the condensed financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with a limited number of board members, management, accounting and financial personnel and have been unable to implement proper segregation of duties over certain corporate governance, accounting and financial reporting processes, including oversight of an independent audit committee, documentation of internal controls, timely review procedures of key accounting schedules and documentation of material transactions and agreements. We believe these control deficiencies represent material weaknesses in internal control over financial reporting.

Despite the material weaknesses in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and will place emphasis on quarterly and year-end closing procedures, timely documentation and internal review of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has not held a shareholder meeting since September 2001 or conducted an election of directors since that date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2016, we sold 500,000 unregistered shares of our common stock to an investor for $25,000 cash.

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

Klever Marketing, Inc.

Dated: August 12, 2016	By /s/ Paul G. Begum
Paul G. Begum
Chairman and CEO
(Principal Executive Officer)

Dated: August 12, 2016	By /s/ Robert A. Campbell
Robert A. Campbell
COO and CFO
(Principal Accounting Officer)

