Form 10-K
period 2016-12-31
KLEVER MARKETING INC
filed 2017-03-24
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.0495 as quoted on the OTCBB, on June 30, 2016, is $2,125,004. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 42,929,371.

As of March 24, 2017, there were 60,021,567 common shares issued and outstanding.

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

ii

PART I

ITEM 1.  BUSINESS

General

Klever Marketing, Inc. is engaged in obtaining capital to file and acquire patents, to seek out and to investigate, develop, manufacture and market electronic in-store advertising, directory, loyalty coupon and services which have potential for profit. The Company successfully conducted two in-store demonstrations of its shopping cart technology – the latest being in 2009 with the release of the Giving Cart and its Retailer Chime-Time Awards Programs. Subsequently, in 2010, the Company shifted its business model to mobile technology and has aggressively developed new applications using this technology.

Product Base

Following a decade of development of its shopping cart-based electronic advertising technology, which was successful in demonstrating the advantages of electronic distribution and redemption of electronic coupons and promotions, the Company realized that mobile technology, primarily cell phones, had advanced to the level where Klever’s product base could be applied and considerably expanded into an entirely new product line. Accordingly, in 2010, the Company made a dramatic shift into mobile technology. Since that time the Company has made substantial progress on its mobile application development and implementation. The software programming of the consumer KleverShop® 1.0 application was completed and successfully tested in our demonstration store. The retailer and supplier KleverDash® application completed its database and backend programming, complete with a revised graphical user interface, and successfully tested in our demonstration store.

Since the initial rollout of KleverShop® 1.0, Klever has expended its applications to include KleverBank®, our online repository for the deposit and redemption of product coupons, and KleverKloud®, which is our cloud-based data repository and promotions hosting environment. Additionally, we introduced the Chime-Time Award Program®, which provides random store merchandise awards to shoppers in the store with notification to all shoppers using KleverShop®. These ‘gamification’ features have been shown to increase smartphone usage while shopping. All of these features are designed to work together.

In 2015, the Company’s business efforts were concentrated on two areas: 1) modifying the software to meet retailers’ refined business requirements while introducing some of our phase 2 features, and 2) expanding our contacts within the retail grocery industry. We had completed our second Wholesome Choice Market demonstration test in 2014, and the feedback led us to conclude that to best serve our clients we needed to 1) add a loyalty program with points and 2) develop store branding and license our KleverShop software, allowing markets to brand the application as their own. Following further discussions with our investors, we also decided that now was the time to upgrade our software to an entirely new development platform that would be much more efficient and effective in addressing the desired enhancements and provide for the needed scalability.

2016 Software Application Development and Implementation

All of these goals were accomplished, and in mid-2016 Klever rolled out its new upgraded software, known as KleverShop 2.0. This new platform is highly efficient, and the new features deliver what our retailers have been asking for. Our coupon options have been expanded. Our user interface provides for complete client branding in order to serve individual retailer needs. We have built our loyalty program designated KleverPoints, which gives retailers the opportunity to award points for various shopping functions that lead to greater basket uplift. Points are awarded for checking in and for redeeming coupons as well as total basket size.

Also during 2016, we upgraded our KleverDash® platform. We developed a number of ways to make this tool even more useful to suppliers and retailers, with easier coupon generation, more types of coupons and expanded graphics analytics. Analytics offer the key to expanded use of this module and is a key to retailers gaining increasing market share and basket uplift. Our future work will focus on the consumer engagement uses of our software tools.

Our new software platform not only has far better built-in documentation but also allowed us to embed hundreds of software tests that greatly reduce the debugging process. In addition, we purchased a Retalix POS test center to further enable us to eliminate any post-development bugs.

We continued to pursue marketing on 3 fronts: 1) Marketing to retail grocers in Southern California to establish a retailer base with established regional grocers, 2) Marketing through retail grocery associations who supply support services and tools to a broad range of retail grocers, and 3) Marketing through software companies who support the Retalix ISS45 POS software throughout the grocery industry.

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

Anticipated Business Development in the Next 12 Months

In 2017, the Company’s goals are clear. We recognize that all retailers, not just grocery, are ultimately looking to improve their customer loyalty leading to increased sales. And Klever’s products operate together to increase loyalty. We also recognize that retailers are not receiving adequate returns for their investment in loyalty cards. The data is going nowhere and increased sales are minimal. Klever is now moving to provide better mining of customer purchasing data to enhance the loyalty and engagement processes. One feature of KleverShop® that has become increasingly interesting to retailers is our shopping lists, which have been a part of our software since its inception. With today’s analytics and engagement tools, this shopping list data can be leveraged in a number of ways to enhance the retailer’s and supplier’s promotional opportunities.

Our goals in 2017 are to:

1.	Focus on the eLoyalty aspects of our products.
2.	Obtain additional demonstration stores for our products, leading to revenue operations.
3.	Continue to work with cloud-based companies to enhance our access to consumer engagement actions.
4.	Expand beyond the grocery industry.

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

Our independent registered public accounting firm’s report on our audited financial statements for the years ended December 31, 2016 and 2015, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, no sales recorded to date, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

The most likely source of future funds presently available to us is through the additional sale of private equity capital or through a convertible debt instrument. Any sale of share capital or conversion of convertible debt will most likely result in dilution to existing shareholders.

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

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years. The information below was provided from http://www.nasdaq.com/ and reflects the highest and lowest closing prices during each quarter.

2016:	High	Low
First Quarter	$0.0395	$0.01
Second Quarter	$0.0495	$0.03
Third Quarter	$0.054	$0.036
Fourth Quarter	$0.058	$0.035

2015:	High	Low
First Quarter	$0.10	$0.03
Second Quarter	$0.09	$0.04
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.08	$0.03

The number of shareholders of record of the Company's common stock as of March 2, 2017 was approximately 915.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On October 14, 2016, the Company issued 1,020,203 shares of restricted common stock at $0.035 per share to a related party in payment of preferred stock dividends of $35,707.

On October 26, 2016, the Company issued 50,000 shares of restricted common stock at $0.05 per share to an investor for cash proceeds to the Company of $2,500.

On November 30, 2016, the Company issued 145,000 shares of restricted common stock at $0.035 per share to an investor for cash proceeds to the Company of $5,000.

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

The Company is aware of the following common stock transactions during the year ended December 31, 2016 for which neither Forms 4 nor Forms 5 were filed.

Name	Officer or Board Member	Number of Shares	Price per Share	Issue Date

PSF Inc. (a)	Yes	25,918	$0.051	7/18/16
PSF Inc. (a)	Yes	1,020,203	$0.035	10/14/16

(a)	A corporation controlled by Paul G. Begum, CEO. Common shares were issued in payment of preferred stock dividends.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,800,000	$0.05	17,200,000

Total	2,800,000	$0.05	17,200,000

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated a net loss of $268,951 during the year ended December 31, 2016. Through December 31, 2016, the Company has not generated any operating revenues. As of December 31, 2016, the Company’s current and total liabilities exceeded its current assets by $931,617.  As of December 31, 2016, the Company had $4,934 of cash.

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

Operating Expenses

General and administrative expenses for the year ended December 31, 2016 decreased by $216,396 to $264,764 from $481,160 for the year ended December 31, 2015.  The primary reason for the overall decrease in general and administrative expenses in the current year is a decrease in stock-based compensation, legal and professional fees, and outside services. There were no stock options granted in 2016. In addition, annual compensation accrued to the CEO was reduced to $60,000 from $162,000, effective October 1, 2016.

Research and development expenses are currently not material to our operations and totaled $1,343 and $2,840 for the years ended December 31, 2016 and 2015, respectively.

Other Expense

Other expense consists of interest expense to related parties. Interest expense was $1,549 and $14,123 for the years ended December 31, 2016 and 2015, respectively. The decrease in interest expense in the current year resulted from a reduction in a related party note payable and the amortization of debt discount included in the 2015 amount.

Provision for Income Taxes

The provision for income taxes was comparable for the years ended December 31, 2016 and 2015, amounting to $1,295 and $1,270, respectively. The biggest component of income tax expense in both years is the interest and penalties accrued associated with the Company’s uncertain tax positions.

Net Loss

As a result, net loss for the year ended December 31, 2016 decreased by $230,442 to $268,951 from $499,393 for the year ended December 31, 2015.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses, for which the Company has relied primarily on short-term borrowings from related parties and the issuance of restricted common stock. During the year ended December 31, 2016, the Company sold 1,445,000 shares of its restricted common stock for total proceeds of $70,000. In addition, funding of $6,000 was provided by a short-term note payable to a related party.

As of December 31, 2016, we had cash of $4,934, compared to $31,782 as of December 31, 2015. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of December 31, 2016, our current liabilities and total liabilities of $936,551 exceeded our current assets of $4,934 by $931,617.

Cash Flows From Operating Activities

During the year ended December 31, 2016, net cash used by operating activities was $59,305, resulting from our net loss of $268,951, partially offset by non-cash expenses of $29,359 and increases in accounts payable of $36,215 and accrued liabilities of $144,072.

By comparison, during the year ended December 31, 2015, net cash used by operating activities was $100,145, resulting from our net loss of $499,393, partially offset by non-cash expenses totaling $199,387 and increases in accounts payable of $31,123 and accrued liabilities of $168,738.

Cash Flows From Investing Activities

During the year ended December 31, 2016, net cash used by investing activities was $43,543, comprised of capitalized software development costs of $17,480 and capitalized patents and trademarks costs of $26,063. During the year ended December 31, 2015, net cash used by investing activities was $120,767, comprised of capitalized software development costs of $83,317 and capitalized patents and trademarks costs of $37,450.

Cash Flows From Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $76,000, comprised of proceeds from issuance of common stock of $70,000 and proceeds from related party notes payable of $6,000. During the year ended December 31, 2015, net cash provided by financing activities was $229,500, comprised of proceeds from issuance of common stock of $207,500 and proceeds from related party notes payable of $30,000, partially offset by repayments of related party notes payable of $8,000.

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

None.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2016, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Despite the material weaknesses in financial reporting noted above, we believe that our financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the years presented in all material respects.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	76	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	73	COO and CFO	Future shareholder meeting

Jerry P. Wright	64	Director	Future shareholder meeting

Paul G. Begum, Founder, age 76, returned to the Board of Directors in February, 2007. Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical productions. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell, age 73, retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world. He has been responsible for the design and implementation of major software developments and installations. He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia. He has broad experience in both managing day-to-day project operations and a portfolio of programs. Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright, age 64, is the CEO and President of United Potato Growers of America with a broad experience in the food production, packaged goods manufacturing and retail sales industries. Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with. Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations. His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing. Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2016, the Company did not have a functioning Audit and Compliance Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid to our executive officers and directors for the years ended December 31, 2016 and 2015.

(a)	(b)	(c)	(d)	(e)	(i)

Name and Principal Position	Year Ended Dec 31,	Salary(1)	Bonus	Option Awards(2)	All Other Compensation	Total

Paul G. Begum Chairman/CEO and Director*	2016	$136,500	$0	$0	$0	$136,500
	2015	$162,000	$0	$87,274	$0	$249,274

Robert Campbell COO and CFO and Director	2016	$0	$0	$0	$0	$0
	2015	$0	$0	$68,819	$0	$68,819

Jerry Wright, Director	2016	$0	$0	$0	$0	$0
	2015	$0	$0	$5,818	$0	$5,818

*Services provided through PSF Inc., a company owned by Mr. Begum.

(1) The Company accrued $136,500 and $162,000 for compensation for Mr. Begum during the years ended December 31, 2016 and 2015, respectively, of which $9,000 and $4,375 were paid, respectively. Effective October 1, 2016, annual compensation was reduced from $162,000 to $60,000. Accrued, unpaid compensation to Mr. Begum totaled $445,625 and $318,125 as of December 31, 2016 and 2015, respectively.

(2) The amounts in column (e) reflect the aggregate grant date fair value with respect to stock options granted during the respective years in accordance with ASC Topic 718. The stock options awarded in 2015 vested 100% upon grant and expire January 31, 2018.

Aggregate Option/SAR Exercises in the Last Fiscal Year and Year End Option/SAR Values

During the year ended December 31, 2016, the Company did not grant any stock options or SARs to the chief executive officer, chief financial officer and directors of the Company.

During the year ended December 31, 2016, no stock options were exercised by the chief executive officer, chief financial officer and directors of the Company.

The following table sets forth information with respect to outstanding stock options granted to our chief executive officer, chief financial officer and directors of the Company at December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Paul G. Begum	1,500,000	–	–	$0.05	1/31/2018

Robert A. Campbell	1,200,000	–	–	$0.05	1/31/2018

Jerry P. Wright	100,000	–	–	$0.05	1/31/2018

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company has adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our Directors and Executive Officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 87,300,340 (59,731,567 common plus 27,568,773 preferred) votes as of December 31, 2016. The table includes preferred stock that is convertible into common stock as well as options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers and >5% Stock Owners

Paul G. Begum (through PSF Inc. and Tree of Stars, Inc.)	Direct	11,688,196
30251 Golden Lantern	Preferred	27,568,773
Suite E, PMB 411	Options/Warrants	1,500,000
Laguna Niguel, CA 92677	Total	40,756,969	46.69%

Robert A. Campbell	Direct	4,669,000
991 Rippey Street	Preferred	–
El Cajon, CA 92020	Options/Warrants	1,200,000
	Total	5,869,000	6.72%

Jerry P. Wright	Direct	–
991 Rippey Street	Preferred	–
El Cajon, CA 92020	Options/Warrants	100,000
	Total	100,000	*%

Total		46,725,969	53.52%

 * Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Notes Payable

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of December 31, 2016 and 2015, and accrued interest payable of $1,216 and $953 as of December 31, 2016 and 2015, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

PSF Inc., a company controlled by Paul Begum, the Company’s CEO, loaned the Company $6,000 during the year ended December 31, 2016, which bears interest at the rate of 4% per annum and matures in June 2017. The related party note payable had a principal balance of $6,000 and accrued interest payable of $15 as of December 31, 2016.

Paul G. Begum, the Company’s CEO, provides consulting services to the Company through PSF Inc. The Company accrued $136,500 and $162,000 for compensation for the CEO during the years ended December 31, 2016 and 2015, of which $9,000 and $4,375 were paid, respectively. Accrued compensation to the CEO totaled $445,625 and $318,125 as of December 31, 2016 and 2015, respectively. Annual compensation accrued to the CEO was reduced to $60,000 from $162,000, effective October 1, 2016.

The Company’s bookkeeper, who is the wife of Mr. Begum, earned $18,000 during the years ended December 31, 2016 and 2015 for services provided to the Company of which $3,000 and $9,000 were paid, respectively. Accrued compensation to the bookkeeper totaled $27,000 and $12,000 as of December 31, 2016 and 2015, respectively.

Director Independence

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

The following is a summary of the fees incurred by the Company to Haynie for professional services rendered for the years ended December 31, 2016 and 2015, respectively.

Service	2016	2015
Audit Fees	$24,090	$13,950
Audit-Related Fees	–	–
Total	$24,090	$13,950

The following is a summary of the fees incurred by the Company to HJ for professional services rendered for the year ended December 31, 2015.

Service	2015
Audit Fees	$10,050
Audit-Related Fees	–
Total	$10,050

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

The following is a summary of the fees paid by the Company to Robison, Hill & Company for professional services rendered for the years ended December 31, 2016 and 2015.

Service	2016	2015
Tax Fees	$–	$1,855

	$–	$1,855

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

The Board of Directors pre-approved 100% of the Company’s 2016 and 2015 audit fees, audit-related fees, tax fees, and all other fees.

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

KLEVER MARKETING, INC.

Dated: March 24, 2017	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of March 2017.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO	March 24, 2017
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO	March 24, 2017
Robert A. Campbell

/s/ Jerry P. Wright	Director	March 24, 2017
Jerry P. Wright

KLEVER MARKETING, INC.

Index to Financial Statements

As of December 31, 2016 and 2015

and for the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Klever Marketing, Inc.

We have audited the accompanying balance sheets of Klever Marketing, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended 2016 and 2015. Klever Marketing, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klever Marketing, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative cash flows from operations, negative working capital, and does not currently have revenue generating operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

March 24, 2017

KLEVER MARKETING, INC.

Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$4,934	$31,782

Total current assets	4,934	31,782

Property and equipment, net	–	96
Other assets – intangible assets, net	628,878	614,598

Total assets	$633,812	$646,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$382,518	$346,303
Accrued liabilities	514,624	370,552
Preferred stock dividends	7,909	72,399
Related party notes payable	31,500	25,500

Total current liabilities	936,551	814,754

Total liabilities	936,551	814,754

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01; 150,000 shares authorized; 150,000 and 138,217 issued and outstanding at December 31, 2016 and December 31, 2015, respectively); aggregate liquidation preference of $3,904,262	1,500	1,382
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized; 118,688 and 104,757 issued and outstanding at December 31, 2016 and December 31, 2015, respectively); aggregate liquidation preference of $2,019,901	1,187	1,048
Convertible preferred stock - Class C (par value $0.01; 200,000 shares authorized; 200,000 and 184,194 issued and outstanding at December 31, 2016 and December 31, 2015, respectively); aggregate liquidation preference of $1,321,442	2,000	1,842
Common stock (par value $0.01), 250,000,000 shares authorized, 59,731,567 and 57,240,446 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	597,316	572,404
Treasury stock, 100,000 shares at December 31, 2016 and December 31, 2015	(1,000)	(1,000)
Paid in capital in excess of par value	18,349,816	18,240,653
Accumulated deficit	(19,253,558)	(18,984,607)

Total stockholders' deficit	(302,739)	(168,278)

Total liabilities and stockholders’ deficit	$633,812	$646,476

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

Revenues	$–	$–

Operating expenses:
General and administrative	264,764	481,160
Research and development	1,343	2,840
Total operating expenses	266,107	484,000

Loss from operations	(266,107)	(484,000)

Other expense – interest expense	(1,549)	(14,123)

Loss before income taxes	(267,656)	(498,123)

Income taxes	(1,295)	(1,270)

Net loss	$(268,951)	$(499,393)

Loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	58,377,906	55,452,431

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2016 and 2015

						Paid in
						Capital in		Total
	Preferred Stock		Common Stock		Treasury	Excess of	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Deficit

Balance, December 31, 2014	409,753	$4,098	53,691,043	$536,910	$(1,000)	$17,935,076	$(18,485,214)	$(10,130)

Common Stock issued for cash at $0.05 per share	–	–	2,000,000	20,000	–	80,000	–	100,000

Common Stock issued for cash at $0.06 per share	–	–	208,333	2,084	–	10,416	–	12,500

Common Stock issued for cash at $0.07 per share	–	–	1,178,570	11,785	–	70,715	–	82,500

Common Stock issued for cash at $0.075 per share	–	–	100,000	1,000	–	6,500	–	7,500

Common Stock issued for cash at $0.08 per share	–	–	62,500	625	–	4,375	–	5,000

Preferred stock issued as dividends	17,415	174	–	–	–	71,677	–	71,851

Accrual for preferred stock dividend	–	–	–	–	–	(114,187)	–	(114,187)

Stock-based compensation	–	–	–	–	–	162,911	–	162,911

Stock options issued for related party debt discount	–	–	–	–	–	13,170	–	13,170

Net loss	–	–	–	–	–	–	(499,393)	(499,393)

Balance, December 31, 2015	427,168	4,272	57,240,446	572,404	(1,000)	18,240,653	(18,984,607)	(168,278)

Common Stock issued for cash at $0.05 per share	–	–	500,000	5,000	–	20,000	–	25,000

Common Stock issued for cash at $0.05 per share	–	–	500,000	5,000	–	20,000	–	25,000

Common Stock issued for cash at $0.05 per share	–	–	250,000	2,500	–	10,000	–	12,500

Common Stock issued for cash at $0.05 per share	–	–	50,000	500	–	2,000	–	2,500

Common Stock issued for cash at $0.035 per share	–	–	145,000	1,450	–	3,550	–	5,000

Common stock issued as dividends	–	–	1,046,121	10,462	–	26,567	–	37,029

Preferred stock issued as dividends	41,520	415	–	–	–	112,851	–	113,266

Accrual for preferred stock dividend	–	–	–	–	–	(85,805)	–	(85,805)

Net loss	–	–	–	–	–	–	(268,951)	(268,951)

Balance, December 31, 2016	468,688	$4,687	59,731,567	$597,316	$(1,000)	$18,349,816	$(19,253,558)	$(302,739)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(268,951)	$(499,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	29,359	23,306
Stock-based compensation	–	162,911
Amortization of debt discount	–	13,170
Changes in operating assets and liabilities:
Increase in accounts payable	36,215	31,123
Increase in accrued liabilities	144,072	168,738
Net cash used by operating activities	(59,305)	(100,145)

Cash flows from investing activities:
Capitalized software development costs	(17,480)	(83,317)
Capitalized patents and trademarks costs	(26,063)	(37,450)
Net cash used by investing activities	(43,543)	(120,767)

Cash flows from financing activities:
Proceeds from issuance of common stock	70,000	207,500
Proceeds from related party notes payable	6,000	30,000
Repayments of related party notes payable	–	(8,000)
Net cash provided by financing activities	76,000	229,500

Net increase (decrease) in cash	(26,848)	(8,588)
Cash at beginning of period	31,782	23,194
Cash at end of period	$4,934	$31,782

Supplemental disclosures:
Cash Paid For:
Interest	$1,271	$–
Income taxes	$–	$110

Non-Cash Investing and Financing Activities:
Accrual for preferred stock dividends payable with shares	$85,805	$114,187
Common stock issued to pay dividends	$37,029	$–
Preferred stock issued to pay dividends	$113,266	$71,851
Stock options issued for related party debt discount	$–	$13,170

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of and for the years ended December 31, 2016 and 2015.

Valuation of Long-Lived Assets

Long-lived assets such as capitalized software development and licenses, office equipment and intangible assets with definite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The Company did record an impairment loss for the years ended December 31, 2016 and 2015.

Property and Equipment

Property and equipment consisted of office equipment with a cost of $3,350 and with accumulated depreciation of $3,350 and $3,254 as of December 31, 2016 and 2015, respectively. Depreciation of office equipment is computed using the straight-line method over an estimated economic useful life of 3 years. Depreciation expense was $96 and $732 for the years ended December 31, 2016 and 2015, respectively.

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

Intangible Assets

Intangible assets consist of capitalized software development costs and patents and trademarks.

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2017. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. As of December 31, 2016 and 2015, the Company had capitalized software development costs of $552,503 and $535,023, respectively. No amortization expense was recorded for the years ended December 31, 2016 and 2015.

Patents and Trademarks

The Company capitalizes the cost of patents and trademarks and amortizes the capitalized costs on a straight-line basis over 5 years from the date the patent or trademark is issued. At December 31, 2016, patents and trademarks have a cost of $159,664, accumulated amortization of $83,289, and had a net book value of $76,375. At December 31, 2015, patents and trademarks have a cost of $133,601, accumulated amortization of $54,026, and had a net book value of $79,575. Amortization expense was $29,263 and $22,574 for the years ended December 31, 2016 and 2015, respectively. Future amortization expense of the Company’s existing patents and trademarks over their remaining lives will be $29,843 for 2017, $20,142 for 2018, $13,807 for 2019, $9,361 for 2020 and $2,672 for 2021.

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

For the years ended December 31, 2016 and 2015, the Company incurred net losses; therefore, common stock equivalents related to the conversion of stock options and convertible preferred stock have not been included in the calculation of diluted loss per common shares because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for both years. For the years ended December 31, 2016 and 2015, the Company has excluded a total of 30,368,773 and 27,902,393 common shares, respectively, for exercisable options and potential conversion of convertible preferred stock.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability for in the accompanying financial statements at December 31, 2016 and December 31, 2015. There has been no significant change in the unrecognized tax benefit through December 31, 2016.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016 and 2015, the Company had $9,868 and $8,673 of accrued interest and penalties related to uncertain tax positions.

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

For the years ended December 31, 2016 and 2015, the Company incurred research and development expenses of $1,343 and $2,840 respectively.

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

The carrying amounts reported in the accompanying balance sheets as of December 31, 2016 and 2015 for cash and current liabilities each qualify as financial instruments, which management believes are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-4, “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated a net loss of $268,951 during the year ended December 31, 2016. The Company did not generate any revenue from product sales during the years ended December 31, 2016 or December 31, 2015.  As of December 31, 2016, the Company’s current and total liabilities exceeded its current assets by $931,617.  As of December 31, 2016, the Company had $4,934 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2017. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2016	2015

Compensation - officers and bookkeeper	$472,625	$330,125
Taxes	40,769	39,474
Accrued interest – related party	1,230	953

	$514,624	$370,552

NOTE 5 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2016	2015

Current	$1,295	$1,270
Deferred	–	–

Total	$1,295	$1,270

Deferred tax assets are calculated using a combined statutory tax rate of 39%. The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31:

	2016	2015
Deferred tax assets - current:
Accrued compensation	$184,324	$128,749
Accrued interest – related party	480	372
	184,804	129,121
Deferred tax assets - long-term:
Net operating loss carryforwards	5,774,160	5,733,902
Amortization	20,914	16,851
Total deferred income tax assets	5,979,878	5,879,874
Valuation allowance	(5,979,878)	(5,879,874)
Total	$–	$–

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate to actual provision for income taxes is as follows for the years ended December 31:

	2016	2015
Benefit (provision) for income taxes computed at federal statutory rate	$104,386	$194,720
State income taxes, net of federal benefit	39	43
Other	(64,128)	(143,559)
Valuation allowance	(39,002)	(49,934)
Provision for Income taxes	$1,295	$1,270
Effective tax rate	-0.48%	-0.25%

As of December 31, 2016, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $14.8 million that may be offset against future taxable income through 2036. The Company has state net operating loss carry-forwards of $5.1 million that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions. Tax years 2012 to current remain open to examination by U.S. federal and state tax authorities.

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2016 and December 31, 2015, there were 468,688 and 427,168 total preferred shares issued and outstanding for all classes, respectively. As of December 31, 2016, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of December 31, 2016, the Company had accrued and unpaid preferred stock dividends totaling $7,909 relating to dividends for the three months ended December 31, 2016. As of December 31, 2015, the Company had accrued and unpaid preferred stock dividends totaling $72,399 relating to dividends for the three months ended December 31, 2015. Historically, all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below. However, the Board of Directors of the Company has authorized payment of preferred stock dividends through the issuance of common shares where no authorized shares of preferred stock are available for issuance in a class.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of December 31, 2016 and December 31, 2015, there were 150,000 and 138,217 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of December 31, 2016 and December 31, 2015, there were 118,688 and 104,757 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of December 31, 2016 and December 31, 2015, there were 200,000 and 184,194 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2016 and December 31, 2015, there were 59,731,567 and 57,240,446 common shares issued and outstanding.

During the year ended December 31, 2016, the Company issued 1,445,000 shares of common stock to investors for $70,000 cash and 1,046,121 shares of common stock valued at $37,029 to a related party in payment of accrued preferred stock dividends.

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

During the year ended December 31, 2015, the Company issued 100,000 options to an investor who simultaneously purchased common shares of the Company, 2,800,000 options to officers and directors for services, and 500,000 options to a director in connection with a loan made to the Company. Stock-based compensation expense included in general and administrative expenses was $162,911, and $13,170 was recorded to debt discount.

A summary of the Company’s stock option awards as of December 31, 2016, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	–	$–
Granted	3,400,000	0.051
Exercised	–	–
Forfeited or expired	(600,000)	0.054
Outstanding at December 31, 2015	2,800,000	0.050	2.09	$–
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–

Outstanding and exercisable at December 31, 2016	2,800,000	$0.050	1.08	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0135 as of December 31, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 - LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company. The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $314,184 and $266,368 as of December 31, 2016 and 2015, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of December 31, 2016 and 2015, and accrued interest payable of $1,216 and $953 as of December 31, 2016 and 2015, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

PSF Inc., a company controlled by the Company’s CEO, loaned the Company $6,000 during the year ended December 31, 2016, which bears interest at the rate of 4% per annum and matures in June 2017. The related party note payable had a principal balance of $6,000 and accrued interest payable of $15 as of December 31, 2016.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $136,500 and $162,000 for compensation for the CEO during the years ended December 31, 2016 and 2015, of which $9,000 and $4,375 were paid, respectively. Accrued compensation to the CEO totaled $445,625 and $318,125 as of December 31, 2016 and 2015, respectively.

The bookkeeper earned $18,000 during the years ended December 31, 2016 and 2015 for services provided to the Company of which $3,000 and $9,000 were paid, respectively. Accrued compensation to the bookkeeper totaled $27,000 and $12,000 as of December 31, 2016 and 2015, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On February 6, 2017, the Company sold 290,000 common shares to an investor for $10,150.

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 and has determined that there are no additional events to disclose.

