Form 10-Q
period 2017-03-31
KLEVER MARKETING INC
filed 2017-05-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 15, 2017, there were 60,822,567 shares of the Registrant’s common stock, $0.01 par value per share, issued.

KLEVER MARKETING, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$19,091	$4,934

Total current assets	19,091	4,934

Other assets – intangibles, net	622,394	628,878

Total assets	$641,485	$633,812

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$251,117	$382,518
Accrued liabilities	533,364	514,624
Accrued preferred stock dividends	18,748	7,909
Related party note payable	31,500	31,500

Total current liabilities	834,729	936,551

Total liabilities	834,729	936,551

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01; 150,000 shares authorized; 150,000 shares issued and outstanding; aggregate liquidation preference of $3,910,103	1,500	1,500
Convertible preferred stock - Class B (par value $0.01; 125,000 shares authorized; 118,688 shares issued and outstanding; aggregate liquidation preference of $2,022,922	1,187	1,187
Convertible preferred stock - Class C (par value $0.01; 200,000 shares authorized; 200,000 shares issued and outstanding; aggregate liquidation preference of $1,323,419	2,000	2,000
Common stock (par value $0.01), 250,000,000 shares authorized, 60,321,567 and 59,731,567 shares issued at March 31, 2017 and December 31, 2016, respectively	603,216	597,316
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	18,358,077	18,349,816
Accumulated deficit	(19,158,224)	(19,253,558)

Total stockholders’ deficit	(193,244)	(302,739)

Total liabilities and stockholders’ deficit	$641,485	$633,812

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$–	$–

Operating expenses:
General and administrative	52,709	79,565
Research and development	297	313

Total operating expenses	53,006	79,878

Loss from operations	(53,006)	(79,878)

Other income (expense):
Interest expense – related parties	(436)	(319)
Interest and other income	300	–
Gain on settlement of debt	148,780	–

Total other income (expense)	148,644	(319)

Income (loss) before income taxes	95,638	(80,197)

Income taxes	(304)	(295)

Net income (loss)	$95,334	$(80,492)

Income (loss) per common share – basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	59,985,678	57,603,083
Diluted	87,554,451	57,603,083

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$95,334	$(80,492)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	7,984	6,742
Gain on settlement of debt	(148,780)	–
Changes in operating assets and liabilities:
Increase in accounts payable	17,379	17,494
Increase in accrued liabilities	18,740	38,661

Net cash used by operating activities	(9,343)	(17,595)

Cash flows from investing activities:
Intellectual property development costs	(1,500)	(13,624)

Net cash used by investing activities	(1,500)	(13,624)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	25,000

Net cash provided by financing activities	25,000	25,000

Net increase (decrease) in cash	14,157	(6,219)
Cash at beginning of period	4,934	31,782

Cash at end of period	$19,091	$25,563

Supplemental disclosures:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrual for preferred stock dividends payable with preferred shares	$10,839	$28,952
Preferred stock issued to pay dividends	$–	$53,342

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

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the notes to the Company’s audited financial statements included its December 31, 2016 Annual Report on Form 10-K.

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

For the three months ended March 31, 2017, 27,568,773 common stock equivalents related to convertible preferred stock have been included in the calculation of diluted income per common share. Common stock equivalents related to the conversion of stock options have not been included in the calculation of diluted income per common share because they are anti-dilutive.

For the three months ended March 31, 2016, common stock equivalents related to the conversion of stock options and convertible preferred stock have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic income or loss per common share is the same as diluted income or loss per common share for that period.

Reclassifications

Certain amounts in the 2016 condensed financial statements have been reclassified to conform with the current year presentation.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed financial statements, during the three months ended March 31, 2017 and 2016, the Company did not generate any revenue from product sales and reported net income of $95,334 (resulting primarily from a favorable debt settlement) and a net loss of $80,492, respectively. As of March 31, 2017, the Company’s current and total liabilities exceeded its current assets by $815,638.  As of March 31, 2017, the Company had $19,091 of cash.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2017	December 31, 2016

Capitalized software development costs	$552,503	$552,503
Patents and trademarks	161,164	159,664
Accumulated amortization of patents and trademarks	(91,273)	(83,289)

	$622,394	$628,878

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2017. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the three months ended March 31, 2017, and no amortization expense for software development costs was recorded for the three months ended March 31, 2017 and 2016.

The costs of patents and trademarks are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. Amortization expense for patents and trademarks was $7,984 and $6,681 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016

Compensation - officers and bookkeeper	$490,625	$472,625
Taxes	41,073	40,769
Accrued interest – related party	1,666	1,230
	$533,364	$514,624

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2017 and December 31, 2016, there were 468,688 total preferred shares issued and outstanding for all classes. As of March 31, 2017, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of March 31, 2017, the Company had accrued and unpaid preferred stock dividends totaling $18,748 compared to $7,909 as of December 31, 2016. To date, all accrued dividends for preferred stock have been authorized for payment through the issuance of shares of preferred and common stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

The Company has 150,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of March 31, 2017 and December 31, 2016, there were 150,000 Class A Shares outstanding. Each Class A Share is convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 125,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of March 31, 2017 and December 31, 20165, there were 118,688 Class B Shares outstanding. Each Class B Share is convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 200,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of March 31, 2017 and December 31, 2016, there were 200,000 Class C Shares outstanding. Each Class C Share is convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2017 and December 31, 2016, there were 60,321,567 and 59,731,567 common shares issued and outstanding, respectively.

During the three months ended March 31, 2017, the Company issued a total of 590,000 shares of common stock to two investors for $25,000 cash.

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

During the three months ended March 31, 2017, the Company did not issue any stock options.

A summary of the Company’s stock option awards as of March 31, 2017, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,800,000	$0.050	1.08
Granted	–	$–
Exercised	–	$–
Forfeited or expired	–	$–

Outstanding and exercisable at March 31, 2017	2,800,000	$0.050	.84	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0185 as of March 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of March 31, 2017 and December 31, 2016, and accrued interest payable of $1,593 and $1,216 as of March 31, 2017 and December 31, 2016, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

PSF Inc., a company controlled by the Company’s CEO, loaned the Company $6,000 during the year ended December 31, 2016, which bears interest at the rate of 4% per annum and matures in June 2017. The related party note payable had a principal balance of $6,000 at March 31, 2017 and December 31, 2016 and accrued interest payable of $74 and $15 as of March 31, 2017 and December 31, 2016, respectively.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $15,000 and $40,500 for compensation for the CEO during the three months ended March 31, 2017 and 2016, respectively. The CEO voluntarily reduced his monthly compensation to $5,000 per month effective October 1, 2016, pending completion of a major funding. Accrued compensation to the CEO totaled $460,625 and $445,625 as of March 31, 2017 and December 31, 2016, respectively.

The bookkeeper earned $3,000 and $4,500 during the three months ended March 31, 2017 and 2016, respectively. The bookkeeper voluntarily reduced her monthly compensation to $1,000 per month effective January 1, 2017, pending completion of a major funding. Accrued compensation to the bookkeeper totaled $30,000 and $27,000 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying condensed balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

In April 2017, the Company received proceeds of $15,000 from the sale of 501,000 shares of its common stock at $0.03 per share.

On April 9, 2017, the Company’s Board of Directors approved the increase in designated preferred stock to the following shares: Class A preferred stock – 300,000 shares; Class B preferred stock – 250,000 shares and Class C preferred stock – 400,000 shares. The increase in the number of preferred shares is pending the approval of the State of Delaware.

On April 21, 2017, the Company’s Board of Directors approved the issuance of the following preferred shares in payment of accrued preferred stock dividends of $18,748: 6,386 shares of Class A preferred stock; 5,044 shares of Class B preferred stock and 8,500 shares of Class C preferred stock. The issuance of the preferred stock in payment of the dividends is pending the approval of the increase in the number of shares of designated preferred stock by the State of Delaware.

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

Going Concern Uncertainty

As shown in the accompanying condensed financial statements, during the three months ended March 31, 2017 and 2016, the Company did not generate any revenue from product sales and reported net income of $95,334 (resulting primarily from a favorable debt settlement) and a net loss of $80,492, respectively. As of March 31, 2017, the Company’s current and total liabilities exceeded its current assets by $815,638.  As of March 31, 2017, the Company had $19,091 of cash.

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

Operating Expenses

General and administrative expenses for three months ended March 31, 2017 decreased by $26,856 to $52,709 from $79,565 for the three months ended March 31, 2016. The primary reason for the overall decrease in general and administrative expenses is a decrease in compensation to related parties. The Company accrued $15,000 and $40,500 for compensation for its CEO during the three months ended March 31, 2017 and 2016, respectively. The CEO voluntarily reduced his monthly compensation to $5,000 per month effective October 1, 2016, pending completion of a major funding. In addition, the Company accrued $3,000 and $4,500 for compensation for its bookkeeper during the three months ended March 31, 2017 and 2016, respectively. The bookkeeper voluntarily reduced her monthly compensation to $1,000 per month effective January 1, 2017, pending completion of a major funding.

Research and development expenses are currently not material to our operations and totaled $297 and $313 for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Expense)

Interest expense – related parties for the three months ended March 31, 2017 and 2016 was $436 and $319, respectively. The interest expense is comprised of interest expense accrued on related party notes payable, with the increase resulting from a $6,000 note entered into in December 2016.

Interest and other income for the three months ended March 31, 2017 and 2016 was $300 and $0, respectively. The increase in the current year resulted from administrative fees charged on the issuance of common shares.

In the three months ended March 31, 2017, gain on settlement of debt was $148,780, resulting from a favorable settlement of account with the Company’s legal counsel. There was no such gain in the three months ended March 31, 2016.

Provision for Income Taxes

The provision for income taxes was comparable for the three months ended March 31, 2017 and 2016, amounting to $304 and $295, respectively, comprised of interest and penalties accrued on the Company’s uncertain tax positions.

Net Loss

As a result, net income for the three months ended March 31, 2017 was $95,334 and net loss for the three months ended March 31, 2016 was $80,492.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the three months ended March 31, 2017, the Company issued a total of 590,000 shares of common stock to two investors for $25,000 cash.

As of March 31, 2017, we had $19,091 cash, compared to $4,934 cash as of December 31, 2016. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of March 31, 2017, our current liabilities and total liabilities of $834,729 exceeded our current assets of $19,091 by $815,638.

Cash Flows From Operating Activities

During the three months ended March 31, 2017, net cash used by operating activities was $9,343, resulting from our net income of $95,334, non-cash expenses of $7,984 and increases in accounts payable of $17,379 and accrued liabilities of $18,740, offset by non-cash gain of $148,780.

By comparison, during the three months ended March 31, 2016, net cash used by operating activities was $17,595, resulting from our net loss of $80,492, partially offset by non-cash expenses of $6,742 and increases in accounts payable of $17,494 and accrued liabilities of $38,661.

Cash Flows From Investing Activities

During the three months ended March 31, 2017 and 2016, net cash used by investing activities was $1,500 and $13,624, respectively, comprised of intellectual property development costs.

Cash Flows From Financing Activities

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was $25,000, comprised of proceeds from issuance of common stock.

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

Recent Accounting Pronouncements

The Company has provided a discussion of recent accounting pronouncements in Note 2 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2017, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2017, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Readers should carefully consider the risks and uncertainties described in ITEM 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC before deciding whether to invest in shares of our common stock. See also risks discussed above under the section on “Factors That May Affect Future Results” and “Internal Controls”.

Our failure to successfully address the risks and uncertainties described our 2016 Form 10-K would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the development of new technology, our business is inherently risky.  Our common shares are considered speculative during the development of our new business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 6, 2017, we sold 290,000 unregistered shares of our common stock to an investor for $10,000 cash.

On March 6, 2017, we sold 300,000 unregistered shares of our common stock to an investor for $15,000 cash.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6: Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Title of Document

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (1)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (2)

3.03	Bylaws, as amended (2)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (3)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000(3)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (3)

4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002(4)

4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Klever Marketing, Inc.

Dated: May 15, 2017	By /s/ Paul G. Begum
Paul G. Begum
Chairman and CEO
(Principal Executive Officer)

Dated: May 15, 2017	By /s/ Robert A. Campbell
Robert A. Campbell
COO and CFO
(Principal Accounting Officer)

