Form 10-Q
period 2017-09-30
KLEVER MARKETING INC
filed 2017-11-13
CIK 866439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 60,822,567 shares of the Registrant’s common stock, $0.01 par value per share, issued.

KLEVER MARKETING, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$4,203	$4,934

Total current assets	4,203	4,934

Other assets – intangibles, net	613,307	628,878

Total assets	$617,510	$633,812

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$223,346	$382,518
Accrued liabilities	567,823	514,624
Accrued preferred stock dividends	21,864	7,909
Related party notes payable	38,000	31,500

Total current liabilities	851,033	936,551

Total liabilities	851,033	936,551

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01); 300,000 shares authorized; 156,376 and 150,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $4,077,558	1,564	1,500
Convertible preferred stock - Class B (par value $0.01); 250,000 shares authorized; 123,732 and 118,688 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $2,109,539	1,237	1,187
Convertible preferred stock - Class C (par value $0.01; 400,000 shares authorized; 208,500 and 200,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $1,380,088	2,085	2,000
Common stock (par value $0.01), 250,000,000 shares authorized, 60,822,567 and 59,731,567 shares issued at September 30, 2017 and December 31, 2016, respectively	608,226	597,316
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	18,365,052	18,349,816
Accumulated deficit	(19,210,687)	(19,253,558)

Total stockholders’ deficit	(233,523)	(302,739)

Total liabilities and stockholders’ deficit	$617,510	$633,812

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	36,916	66,351	128,985	212,208
Research and development	297	414	891	1,043

Total operating expenses	37,213	66,765	129,876	213,251

Loss from operations	(37,213)	(66,765)	(129,876)	(213,251)

Other income (expense):
Interest expense – related parties	(535)	(386)	(1,395)	(1,149)
Interest and other income	–	–	575	–
Gain on settlement of debt	–	–	174,728	–

Total other income (expense)	(535)	(386)	173,908	(1,149)

Income (loss) before income taxes	(37,748)	(67,151)	44,032	(214,400)

Income taxes	(309)	(300)	(1,161)	(893)

Net income (loss)	$(38,057)	$(67,451)	$42,871	$(215,293)

Income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	60,822,567	58,429,771	60,527,089	58,008,395
Diluted	60,822,567	58,429,771	89,267,618	58,008,395

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$42,871	$(215,293)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	24,471	21,723
Gain on settlement of debt	(174,728)	–
Changes in operating assets and liabilities:
Increase in accounts payable	15,556	25,907
Increase in accrued liabilities	53,199	123,770

Net cash used by operating activities	(38,631)	(43,893)

Cash flows from investing activities:
Increase in intangible assets	(8,900)	(36,591)

Net cash used by investing activities	(8,900)	(36,591)

Cash flows from financing activities:
Proceeds from issuance of common stock	40,300	62,500
Proceeds from related party notes payable	12,500	–
Repayment of related party notes payable	(6,000)	–

Net cash provided by financing activities	46,800	62,500

Net decrease in cash	(731)	(17,984)
Cash at beginning of period	4,934	31,782

Cash at end of period	$4,203	$13,798

Supplemental disclosures:
Cash paid for:
Interest	$116	$–
Income taxes	$241	$–

Non-cash investing and financing activities:
Accrual for preferred stock dividends payable with preferred shares	$32,703	$77,896
Preferred stock issued to pay dividends	$18,748	$100,030
Common stock issued to pay dividends	$–	$1,322

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

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

For the nine months ended September 30, 2017, 28,740,529 common stock equivalents related to convertible preferred stock have been included in the calculation of diluted income per common share. For the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2016 these common stock equivalents have not been included in the calculation of diluted loss per share because they are anti-dilutive. Common stock equivalents related to the conversion of stock options have not been included in the calculation of diluted loss per common share for all periods because they are anti-dilutive. Therefore, basic income or loss per common share is the same as diluted income or loss per common share for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2016.

Reclassifications

Certain amounts in the 2016 condensed financial statements have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update ("ASU") 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, "Distinguishing Liabilities from Equity," because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed financial statements, during the nine months ended September 30, 2017 and 2016, the Company did not generate any revenue from product sales and reported net income of $42,871 (resulting primarily from a favorable debt settlement) and a net loss of $215,293, respectively. As of September 30, 2017, the Company’s current liabilities exceeded its current assets by $846,830 and the Company had a total stockholders’ deficit of $233,523.  As of September 30, 2017, the Company had $4,203 of cash. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2017 and into calendar year 2018. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2017	December 31, 2016

Capitalized software development costs	$552,503	$552,503
Patents and trademarks	168,564	159,664
Accumulated amortization of patents and trademarks	(107,760)	(83,289)

	$613,307	$628,878

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2018. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the three months and nine months ended September 30, 2017, and no amortization expense for software development costs was recorded for the three and nine months ended September 30, 2017 and 2016.

The costs of patents and trademarks are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. Amortization expense for patents and trademarks was $8,429 and $7,584 for the three months ended September 30, 2017 and 2016 and $24,471 and $21,627 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016

Compensation - officers and bookkeeper	$523,625	$472,625
Taxes	41,689	40,769
Accrued interest – related party	2,509	1,230
	$567,823	$514,624

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. Effective April 9, 2017, the Board of Directors of the Company approved an increase in the number of authorized shares of preferred stock to: 300,000 shares of Class A Voting Preferred Stock (“Class A Shares”); 250,000 shares of Class B Voting Stock (“Class B Shares”) and 400,000 shares of Class C Voting Preferred Stock (“Class C Shares”). As of September 30, 2017 and December 31, 2016, there were 488,608 and 468,688 total preferred shares issued and outstanding for all classes. As of September 30, 2017, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of September 30, 2017, the Company had accrued and unpaid preferred stock dividends totaling $21,864 compared to $7,909 as of December 31, 2016. To date, all accrued dividends for preferred stock have been authorized for payment through the issuance of shares of preferred and common stock based on the ratios for each class of preferred stock described below.

Class A Voting Preferred Stock

As of September 30, 2017 and December 31, 2016, there were 156,376 and 150,000 Class A Shares outstanding, respectively. Each Class A Share is convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

As of September 30, 2017 and December 31, 2016, there were 123,732 and 118,688 Class B Shares outstanding, respectively. Each Class B Share is convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

As of September 30, 2017 and December 31, 2016, there were 208,500 and 200,000 Class C Shares outstanding, respectively. Each Class C Share is convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2017 and December 31, 2016, there were 60,822,567 and 59,731,567 common shares issued and outstanding, respectively.

During the nine months ended September 30, 2017, the Company issued a total of 1,091,000 shares of common stock to investors for $40,300 cash.

During the nine months ended September 30, 2016, the Company issued 1,250,000 shares of common stock to an investor for $32,500 cash and 25,918 shares of common stock to a company that is controlled by the Company’s CEO in payment of accrued preferred stock dividends.

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

During the nine months ended September 30, 2017, the Company did not issue any stock options.

A summary of the Company’s stock option awards as of September 30, 2017, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,800,000	$0.050	1.08
Granted	–	$–
Exercised	–	$–
Forfeited or expired	–	$–

Outstanding and exercisable at September 30, 2017	2,800,000	$0.050	.34	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0058 as of September 30, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO, CFO, directors and stockholders to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of September 30, 2017 and December 31, 2016, and accrued interest payable of $2,360 and $1,216 as of September 30, 2017 and December 31, 2016, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

PSF Inc., a company controlled by the Company’s CEO, loaned the Company $6,000 during the year ended December 31, 2016, which bears interest at the rate of 4% per annum. The related party note payable had a principal balance of $0 and $6,000 at September 30, 2017 and December 31, 2016, respectively, and accrued interest payable of $0 and $15 as of September 30, 2017 and December 31, 2016, respectively. The loan was paid in full in July 2017.

In July 2017, a stockholder of the Company loaned the Company $12,500, which bears interest at the rate of 5% per annum. The note is unsecured and had a principal balance of $12,500 and accrued interest payable of $149 as of September 30, 2017.

The Company’s CEO and the bookkeeper, who is the wife of the CEO, provide consulting services to the Company through companies controlled by the individuals. The Company accrued $15,000 and $40,500 for compensation for the CEO during the three months ended September 30, 2017 and 2016, respectively, and $45,000 and $121,500 during the nine months ended September 30, 2017 and 2016, respectively. The CEO voluntarily reduced his monthly compensation to $5,000 per month effective October 1, 2016, pending completion of a major funding. Accrued compensation to the CEO totaled $490,625 and $445,625 as of September 30, 2017 and December 31, 2016, respectively.

The bookkeeper earned $3,000 and $4,500 during the three months ended September 30, 2017 and 2016, respectively, and $6,000 and $13,500 during the nine months ended September 30, 2017 and 2016, respectively. The bookkeeper voluntarily reduced her monthly compensation to $1,000 per month effective January 1, 2017, pending completion of a major funding. Accrued compensation to the bookkeeper totaled $33,000 as of September 30, 2017 and December 31, 2016.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying condensed balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

In October 2017, the Board of Directors of the Company authorized the issuance of 6,646 shares of Class A preferred stock valued at $11,782, 5,258 shares of Class B preferred stock valued at $6,094 and 8,862 shares of Class C preferred stock valued at $3,988 in payment of accrued preferred stock dividends of $21,864.

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

Going Concern Uncertainty

As shown in the accompanying condensed financial statements, during the nine months ended September 30, 2017 and 2016, the Company did not generate any revenue from product sales and reported net income of $42,871 (resulting primarily from a favorable debt settlement) and a net loss of $215,293, respectively. As of September 30, 2017, the Company’s current liabilities exceeded its current assets by $846,830 and the Company had a total stockholders’ deficit of $233,523.  As of September 30, 2017, the Company had $4,203 of cash. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2017 and into calendar year 2018. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for three months ended September 30, 2017 decreased by $29,435 to $36,916 from $66,351 for the three months ended September 30, 2016. General and administrative expenses for the nine months ended September 30, 2017 decreased by $83,223 to $128,985 from $212,208 for the nine months ended September 30, 2016. The primary reason for the overall decrease in general and administrative expenses is a decrease in compensation to related parties. The Company accrued $15,000 and $40,500 for compensation for the CEO during the three months ended September 30, 2017 and 2016, respectively, and $45,000 and $121,500 during the nine months ended September 30, 2017 and 2016, respectively. The CEO voluntarily reduced his monthly compensation to $5,000 per month effective October 1, 2016, pending completion of a major funding. In addition, the Company accrued compensation for its bookkeeper of $3,000 and $4,500 during the three months ended September 30, 2017 and 2016, respectively, and $9,000 and $13,500 during the nine months ended September 30, 2017 and 2016, respectively. The bookkeeper voluntarily reduced her monthly compensation to $1,000 per month effective January 1, 2017, pending completion of a major funding.

Research and development expenses are currently not material to our operations and totaled $297 and $414 for the three months ended September 30, 2017 and 2016, respectively, and $891 and $1,043 for the nine months ended September 30, 2017 and 2016, respectively.

Other Income (Expense)

Interest expense – related parties is currently not material to the Company and was $535 and $386 for the three months ended September 30, 2017 and 2016, respectively, and $1,395 and $1,149 for the nine months ended September 30, 2017 and 2016, respectively. The interest expense is comprised of interest expense accrued on related party notes payable.

Interest and other income for the nine months ended September 30, 2017 was $575. There was no interest and other income for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2016. The increase in the current year resulted from administrative fees charged on the issuance of common shares.

Gain on settlement of debt resulting from a favorable settlement of account with the Company’s legal counsel was $174,728 for the nine months ended September 30, 2017. There was no such gain in the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2016.

Provision for Income Taxes

The provision for income taxes is comprised of minimum state income tax payments and interest and penalties accrued on the Company’s uncertain tax positions. The provision was $309 and $300 for the three months ended September 30, 2017 and 2016, respectively, and $1,161 and $893 for the nine months ended September 30, 2017 and 2016, respectively.

Net Income (Loss)

As a result, we reported a net loss of $38,057 and $67,451 for the three months ended September 30, 2017 and 2016, respectively. We reported net income of $42,871 for the nine months ended September 30, 2017 and a net loss of $215,293 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses for which the Company has relied primarily on short-term borrowings and the issuance of restricted common stock. During the nine months ended September 30, 2017, the Company issued a total of 1,091,000 shares of common stock to investors for $40,300 cash and received proceeds of $12,500 from a note payable from a stockholder.

As of September 30, 2017, we had $4,203 cash, compared to $4,934 cash as of December 31, 2016. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of September 30, 2017, our current and total liabilities of $851,033 exceeded our current assets of $4,203 by $846,830. Included in our current liabilities as of September 30, 2017 are amounts due professional advisors of $168,346.

Cash Flows From Operating Activities

During the nine months ended September 30, 2017, net cash used by operating activities was $38,631, resulting from our net income of $42,871, non-cash expenses of $24,471, and increases in accounts payable of $15,556 and accrued liabilities of $53,199, offset by non-cash gain of $174,728.

By comparison, during the nine months ended September 30, 2016, net cash used by operating activities was $43,893, resulting from our net loss of $215,293, partially offset by non-cash expenses of $21,723 and increases in accounts payable of $25,907 and accrued liabilities of $123,770.

Cash Flows From Investing Activities

During the nine months ended September 30, 2017 and 2016, net cash used by investing activities was $8,900 and $36,591, respectively, comprised of increases in intangible assets.

Cash Flows From Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $46,800, comprised of proceeds from the issuance of common stock of $40,300 and proceeds from related party notes payable of $12,500, partially offset by repayment of related party notes payable of $6,000. During the nine months ended September 30, 2016, net cash provided by financing activities was $62,500, comprised of proceeds from issuance of common stock.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2017, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size and lack of financial resources of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller and appoint an audit committee, we do not believe we meet the full requirement for separation.

•	We do not have an audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2017, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to form an audit committee, including the addition of independent committee members, due to its limited financial resources. When the Company obtains sufficient funding, Management intends to add additional members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

The fact that the Company may not be a “going concern” and cannot finance annual shareholder meetings presents another significant risk factor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we had no unregistered sales of equity securities.

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

Klever Marketing, Inc.

Dated: November 13, 2017	By /s/ Paul G. Begum
Paul G. Begum
Chairman and CEO
(Principal Executive Officer)

Dated: November 13, 2017	By /s/ Robert A. Campbell
Robert A. Campbell
COO and CFO
(Principal Accounting Officer)

