Form 10-K
period 2017-12-31
KLEVER MARKETING INC
filed 2018-04-02
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.03 as quoted on the OTCBB, on June 30, 2017, is $1,333,961. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 44,465,371.

As of April 2, 2018, there were 61,322,567 common shares issued and outstanding.

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

Product Development and Marketing in 2017

As stated in last year’s Annual Report on Form 10-K, Klever had 4 goals for 2017. Following are the results achieved against these goals:

1.	Focus on the eLoyalty aspects of our products. eLoyalty became the focus of our work in 2017. It had become apparent to us that Loyalty was the New Couponing, in that implementation of a full-scale loyalty program would produce greater loyalty than offering product discounts alone. Further, that retailers main objective against the wave of competition from Amazon and Walmart was to offer a level of personalization and loyalty rewards such that shoppers would continue to utilize brick and mortar services. Klever worked diligently with our intended ‘customer engagement’ partner in 2017. Work was interrupted towards yearend and has not resumed.
2.	Obtain additional demonstration stores for or products, leading to revenue operations. Our focus turned away from a demonstration store in 2017 towards online ecommerce businesses who are in need of customer loyalty programs.
3.	Continue to work with cloud-based companies to enhance our access to consumer engagement actions. Work with our cloud-based potential partner was pursued in earnest in 2017. This opportunity still has significant potential
4.	Expand beyond the grocery industry. The grocery industry has remained resilient against technology, becoming an increasingly difficult industry for any company to break through without significant funding and a great deal of time to overcome the inherent resistance.

Anticipated Business Development in the Next 12 Months

2018 is expected to become a defining year for Klever. We have developed technology proven to benefit retailers in the grocery and similar industries but have met reluctance by these customers to accept change. This change to concentrate on customer loyalty seems paramount to us if retail grocers, for example, are to remain competitive with Amazon and Walmart. Nevertheless, our marketing efforts have not yet been successful.

Our work efforts with a large cloud marketing company are promising; they understand the underlying importance of loyalty and customer engagement in future retailing – both in traditional and ecommerce businesses, and the understand the need to mine customer purchasing data to determine individual consumer purchasing needs. But Klever is uncertain if the Company will have the resources to sustain our efforts here.

In order to provide our shareholders with the best opportunity for growth of the Company and its stock, Klever is also seeking buyout or partnering opportunities with other companies that could produce faster and better results than our current path might produce.

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

Our independent registered public accounting firm’s report on our audited financial statements for the years ended December 31, 2017 and 2016, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, no sales recorded to date, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, investors could lose their investments.

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

2017:	High	Low
First Quarter	$0.0280	$0.0135
Second Quarter	$0.0880	$0.0185
Third Quarter	$0.0300	$0.0058
Fourth Quarter	$0.0085	$0.0040

2016:	High	Low
First Quarter	$0.0395	$0.01
Second Quarter	$0.0495	$0.03
Third Quarter	$0.054	$0.036
Fourth Quarter	$0.058	$0.035

The number of shareholders of record of the Company's common stock as of March 21, 2018 was approximately 919.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On November 17, 2017, the Company issued 500,000 shares of restricted common stock at $0.02 per share to an investor for cash proceeds to the Company of $10,000.

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

The Company is not aware of any common stock transactions during the year ended December 31, 2017 for which either Forms 4 or Forms 5 were required to be filed.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through December 31, 2017.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,800,000	$ 0.05	17,200,000

Total	2,800,000	$ 0.05	17,200,000

(1) Consists of options to purchase a total of 2,800,000 common shares issued to officers and directors in 2015. The options expired on January 31, 2018.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated net losses of $185,259 and $268,951 during the years ended December 31, 2017 and 2016, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company’s current and total liabilities exceeded its current assets by $749,045. As of December 31, 2017, the Company had $2,498 of cash.

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

Operating Expenses

General and administrative expenses for the year ended December 31, 2017 decreased by $95,317 to $169,447 from $264,764 for the year ended December 31, 2016. The primary reason for the overall decrease in general and administrative expenses in the current year is a decrease in compensation to related parties. The CEO voluntarily reduced his monthly compensation from $13,500 to $5,000 per month effective October 1, 2016, pending completion of a major funding. In addition, the Company’s bookkeeper voluntarily reduced her monthly compensation from $1,500 to $1,000 per month effective January 1, 2017, pending completion of a major funding.

Research and development expenses are currently not material to our operations and totaled $895 and $1,343 for the years ended December 31, 2017 and 2016, respectively.

Impairment Expense

Management completed an impairment analysis of the Company’s capitalized software development costs as of December 31, 2017 as required by generally accepted accounting principles. As a result, the Company recorded an impairment expense of $290,260 for the year ended December 31, 2017. No impairment expense was recorded for the year ended December 31, 2016.

Other Income (Expense)

Interest and other income is currently not material to our operations and totaled $625 and $0 for the years ended December 31, 2017 and 2016, respectively.

Interest expense to related parties was $1,938 and $1,549 for the years ended December 31, 2017 and 2016, respectively. The increase in interest expense in the current year resulted from increased borrowings from related parties in the current year.

During the year ended December 31, 2017, the Company reported a gain on settlement of debt of $237,928, resulting from a favorable settlement of account with the Company’s legal counsel and with others. There was no such gain in the year ended December 31, 2016.

Income Tax Benefit (Provision)

We recognized an income tax benefit of $38,728 in the year ended December 31, 2017, as a result of the write off of an accrual for uncertain tax provisions of $40,200 after the statute of limitations had expired at December 31, 2017, partially offset by a state income tax provision of $1,472. The provision for income taxes for the year ended December 31, 2016 was $1,295. The biggest component of the provision for income taxes in both years is the interest and penalties accrued associated with the Company’s uncertain tax positions.

Net Loss

As a result, net loss for the year ended December 31, 2017 decreased by $83,692 to $185,259 from $268,951 for the year ended December 31, 2016.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses, for which the Company has relied primarily on short-term borrowings from related parties and the issuance of restricted common stock. During the year ended December 31, 2017, the Company sold 1,591,000 shares of its restricted common stock for total proceeds of $50,300. In addition, the Company had a net increase in short-term notes payable related parties of $6,500.

As of December 31, 2017, we had cash of $2,498, compared to $4,934 as of December 31, 2016. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As of December 31, 2017, our current liabilities and total liabilities of $751,543 exceeded our current assets of $2,498 by $749,045.

Cash Flows From Operating Activities

During the year ended December 31, 2017, net cash used by operating activities was $50,336, resulting from our net loss of $185,259 and non-cash gain of $237,928, partially offset by non-cash expenses totaling $321,068 and increases in accounts payable of $22,430 and accrued liabilities of $29,353.

By comparison, during the year ended December 31, 2016, net cash used by operating activities was $59,305, resulting from our net loss of $268,951, partially offset by non-cash expenses of $29,359 and increases in accounts payable of $36,215 and accrued liabilities of $144,072.

Cash Flows From Investing Activities

During the year ended December 31, 2017, net cash used by investing activities was $8,900, comprised of capitalized patents and trademarks costs of $8,900. During the year ended December 31, 2016, net cash used by investing activities was $43,543, comprised of capitalized software development costs of $17,480 and capitalized patents and trademarks costs of $26,063.

Cash Flows From Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $56,800, comprised of proceeds from issuance of common stock of $50,300 and proceeds from related party notes payable of $13,500, partially offset by repayments of related party notes payable of $7,000. During the year ended December 31, 2016, net cash provided by financing activities was $76,000, comprised of proceeds from issuance of common stock of $70,000 and proceeds from related party notes payable of $6,000.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2017, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Paul G. Begum	77	Chairman/CEO	Future shareholder meeting

Robert A. Campbell	74	COO and CFO	Future shareholder meeting

Jerry P. Wright	65	Director	Future shareholder meeting

Paul G. Begum, Founder, age 77, returned to the Board of Directors in February, 2007. Paul currently serves as Chairman and CEO. Paul has substantial entrepreneurial experience managing and owning controlling interest in HelpUSolve, LLC which operates a number of divisions with products ranging from filtered breathing masks (EnviroAir), food service industry cup liners, script writing, screen plays and theatrical productions. Paul also brings substantial and diverse fundraising abilities and negotiating skills to the Board.

Robert A. Campbell, age 74, retired from Parsons Corporation, a large engineering and program management Company, where he served as senior manager and director of program operations for projects and operations around the world. He has been responsible for the design and implementation of major software developments and installations. He has been responsible for finance and controls on multi-billion programs in the United States, Middle East and Asia. He has broad experience in both managing day-to-day project operations and a portfolio of programs. Mr. Campbell’s last formal level of education was at the Anderson School of Business at the University of California at Los Angeles where he received his M.B.A. degree in finance.

Jerry P. Wright, age 65, is the CEO and President of United Potato Growers of America with a broad experience in the food production, packaged goods manufacturing and retail sales industries. Jerry has been very successful in adding sales growth and profitability to Company’s he has worked with. Jerry has demonstrated strong leadership skills along with his successful turnarounds of a number of companies and organizations. His knowledge of packaged goods manufacturing and retail sales operations bring valuable skills to Klever Marketing. Jerry has an MBA from Brigham Young University.

Changes to Executive Officers and Directors

None

Audit Committee

As of December 31, 2017, the Company did not have a functioning Audit and Compliance Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid to our executive officers and directors for the years ended December 31, 2017 and 2016.

(a)	(b)	(c)	(d)	(e)	(i)

Name and Principal Position	Year Ended Dec 31,	Salary(1)	Bonus	Option Awards(2)	All Other Compensation	Total

Paul G. Begum Chairman/CEO and Director*	2017	$60,000	$0	$0	$0	$60,000
	2016	$136,500	$0	$0	$0	$136,500

Robert Campbell COO and CFO and Director	2017	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$0

Jerry Wright, Director	2017	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$0

*Services provided through PSF Inc., a company owned by Mr. Begum.

(1) The Company accrued $60,000 and $136,500 for compensation for Mr. Begum during the years ended December 31, 2017 and 2016, respectively, of which $2,500 and $9,000 were paid, respectively. Effective October 1, 2016, annual compensation was reduced from $162,000 to $60,000. Accrued, unpaid compensation to Mr. Begum totaled $503,125 and $445,625 as of December 31, 2017 and 2016, respectively.

(2) The amounts in column (e) reflect the aggregate grant date fair value with respect to stock options granted during the respective years in accordance with ASC Topic 718. No stock options were awarded or vested in 2017 and 2016.

Aggregate Option/SAR Exercises in the Last Fiscal Year and Year End Option/SAR Values

During the year ended December 31, 2017, the Company did not grant any stock options or SARs to the chief executive officer, chief financial officer and directors of the Company.

During the year ended December 31, 2017, no stock options were exercised by the chief executive officer, chief financial officer and directors of the Company.

The following table sets forth information with respect to outstanding stock options granted to our chief executive officer, chief financial officer and directors of the Company at December 31, 2017.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our Directors and Executive Officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 91,284,550 (61,322,567 common plus 29,961,983 preferred) votes as of March 30, 2018. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of March 30, 2018. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers and >5% Stock Owners

Paul G. Begum (through PSF Inc. and Tree of Stars, Inc.)	Direct	11,688,196
30251 Golden Lantern	Preferred	29,961,983
Suite E, PMB 411	Total	41,650,179	45.63%
Laguna Niguel, CA 92677

Robert A. Campbell	Direct	4,669,000
991 Rippey Street	Preferred	–
El Cajon, CA 92020	Total	4,669,000	5.11%

Jerry P. Wright	Direct	–
991 Rippey Street	Preferred	–
El Cajon, CA 92020	Total	–	*%

Total		46,319,179	50.74%

* Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Notes Payable

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of December 31, 2017 and 2016, and accrued interest payable of $2,746 and $1,216 as of December 31, 2017 and 2016, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

PSF Inc., a company controlled by the Company’s CEO, loaned the Company $1,000 during the year ended December 31, 2017 and $6,000 during the year ended December 31, 2016, which bear interest at the rate of 4% per annum and mature in June 2017. The related party notes payable were repaid in full during the year ended December 31, 2017.

A shareholder loaned the Company $12,500 on July 5, 2017, which bears interest at the rate of 5% per annum and matures on January 5, 2018. At December 31, 2017, the note had a principal balance of $12,500 and accrued interest payable of $306.

Accrued Compensation

Paul G. Begum, the Company’s CEO, provides consulting services to the Company through PSF Inc. The Company accrued $60,000 and $136,500 for compensation for the CEO during the years ended December 31, 2017 and 2016, of which $2,500 and $9,000 were paid, respectively. Accrued compensation to the CEO totaled $503,125 and $445,625 as of December 31, 2017 and 2016, respectively.

The Company’s bookkeeper, who is the wife of Mr. Begum, earned $12,000 and $18,000 during the years ended December 31, 2017 and 2016, respectively, for services provided to the Company of which $5,500 and $3,000 were paid, respectively. Accrued compensation to the bookkeeper totaled $36,000 and $27,000 as of December 31, 2017 and 2016, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission, and related other services that were provided by Haynie & Company (“Haynie”) in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to Haynie for professional services rendered for the years ended December 31, 2017 and 2016, respectively.

Service	2017	2016
Audit Fees	$22,400	$24,090
Audit-Related Fees	–	–
Total	$22,400	$24,090

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2017 and 2016.

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

The Board of Directors pre-approved 100% of the Company’s 2017 and 2016 audit fees, audit-related fees and all other fees.

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

KLEVER MARKETING, INC.

Dated: April 2, 2018	By:	/s/ Paul G. Begum
Paul G. Begum
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of April 2018.

Signature	Title

/s/ Paul G. Begum	Chairman and CEO
Paul G. Begum

/s/ Robert A. Campbell	COO and CFO
Robert A. Campbell

/s/ Jerry P. Wright	Director
Jerry P. Wright

KLEVER MARKETING, INC.

Index to Financial Statements

As of December 31, 2017 and 2016

and for the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Klever Marketing, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Klever Marketing, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

/s/ Haynie & Company

Haynie & Company

We have served as the Company's auditor since 2015

Salt Lake City, Utah

April 2, 2018

KLEVER MARKETING, INC.

Balance Sheets

	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$2,498	$4,934

Total current assets	2,498	4,934

Other assets – intangible assets, net	316,710	628,878

Total assets	$319,208	$633,812

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$167,020	$382,518
Accrued liabilities	543,977	514,624
Preferred stock dividends	2,546	7,909
Related party notes payable	38,000	31,500

Total current liabilities	751,543	936,551

Total liabilities	751,543	936,551

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01; 300,000 shares authorized; 163,022 and 150,000 issued and outstanding at December 31, 2017 and December 31, 2016, respectively); aggregate liquidation preference of $4,239,944	1,630	1,500
Convertible preferred stock - Class B (par value $0.01; 250,000 shares authorized; 128,990 and 118,688 issued and outstanding at December 31, 2017 and December 31, 2016, respectively); aggregate liquidation preference of $2,193,540	1,290	1,187
Convertible preferred stock - Class C (par value $0.01; 400,000 shares authorized; 217,362 and 200,000 issued and outstanding at December 31, 2017 and December 31, 2016, respectively); aggregate liquidation preference of $1,435,053	2,174	2,000
Common stock (par value $0.01), 250,000,000 shares authorized, 61,322,567 and 59,731,567 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	613,226	597,316
Treasury stock, 100,000 shares at December 31, 2017 and December 31, 2016	(1,000)	(1,000)
Paid in capital in excess of par value	18,389,162	18,349,816
Accumulated deficit	(19,438,817)	(19,253,558)

Total stockholders' deficit	(432,335)	(302,739)

Total liabilities and stockholders’ deficit	$319,208	$633,812

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2017	2016

Revenues	$–	$–

Operating expenses:
General and administrative	169,447	264,764
Research and development	895	1,343
Impairment expense	290,260	–
Total operating expenses	460,602	266,107

Loss from operations	(460,602)	(266,107)

Other income (expense):
Interest and other income	625	–
Interest expense – related parties	(1,938)	(1,549)
Gain on settlement of debt	237,928	–

Total other income (expense)	236,615	(1,549)

Loss before income taxes	(223,987)	(267,656)

Income tax benefit (provision)	38,728	(1,295)

Net loss	$(185,259)	$(268,951)

Loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	60,661,840	58,377,906

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Par Value	Deficit	Deficit
Balance, December 31, 2015	427,168	$4,272	57,240,446	$572,404	$(1,000)	$18,240,653	$(18,984,607)	$(168,278)
Common Stock issued for cash at $0.05 per share	–	–	500,000	5,000	–	20,000	–	25,000
Common Stock issued for cash at $0.05 per share	–	–	500,000	5,000	–	20,000	–	25,000
Common Stock issued for cash at $0.05 per share	–	–	250,000	2,500	–	10,000	–	12,500
Common Stock issued for cash at $0.05 per share	–	–	50,000	500	–	2,000	–	2,500
Common Stock issued for cash at $0.035 per share	–	–	145,000	1,450	–	3,550	–	5,000
Common stock issued as dividends	–	–	1,046,121	10,462	–	26,567	–	37,029
Preferred stock issued as dividends	41,520	415	–	–	–	112,851	–	113,266
Accrual for preferred stock dividend	–	–	–	–	–	(85,805)	–	(85,805)
Net loss	–	–	–	–	–	–	(268,951)	(268,951)
Balance, December 31, 2016	468,688	$4,687	59,731,567	597,316	(1,000)	18,349,816	(19,253,558)	(302,739)
Common stock issued for cash at $0.02 per share	–	–	500,000	5,000	–	5,000	–	10,000
Common stock issued for cash at $0.03 per share	–	–	501,000	5,010	–	10,290	–	15,300
Common stock issued for cash at $0.035 per share	–	–	290,000	2,900	–	7,100	–	10,000
Common stock issued for cash at $0.05 per share	–	–	300,000	3,000	–	12,000	–	15,000
Preferred stock issued as dividends	40,686	407	–	–	–	40,205	–	40,612
Accrual for preferred stock dividend	–	–	–	–	–	(35,249)	–	(35,249)
Net loss	–	–	–	–	–	–	(185,259)	(185,259)
Balance, December 31, 2017	509,374	$5,094	61,322,567	$613,226	$(1,000)	$18,389,162	$(19,438,817)	$(432,335)

See accompanying notes to financial statements.

KLEVER MARKETING, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(185,259)	$(268,951)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	30,808	29,359
Impairment expense	290,260	–
Gain on settlement of debt	(237,928)	–
Changes in operating assets and liabilities:
Increase in accounts payable	22,430	36,215
Increase in accrued liabilities	29,353	144,072
Net cash used by operating activities	(50,336)	(59,305)
Cash flows from investing activities:
Capitalized patents and trademarks costs	(8,900)	(26,063)
Capitalized software development costs	–	(17,480)
Net cash used by investing activities	(8,900)	(43,543)
Cash flows from financing activities:
Proceeds from issuance of common stock	50,300	70,000
Proceeds from related party notes payable	13,500	6,000
Repayments of related party notes payable	(7,000)	–
Net cash provided by financing activities	56,800	76,000
Net decrease in cash	(2,436)	(26,848)
Cash at beginning of year	4,934	31,782
Cash at end of year	$2,498	$4,934
Supplemental disclosures:
Cash Paid For:
Interest	$116	$1,271
Income taxes	$241	$–
Non-Cash Investing and Financing Activities:
Accrual for preferred stock dividends payable with shares	$35,249	$85,805
Common stock issued to pay dividends	$–	$37,029
Preferred stock issued to pay dividends	$40,612	$113,266

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of and for the years ended December 31, 2017 and 2016.

Valuation of Long-Lived Assets

Long-lived assets such as capitalized software development and licenses, office equipment and intangible assets with definite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The Company recorded an impairment loss for the year ended December 31, 2017 of $290,260.

Property and Equipment

Property and equipment consisted of office equipment with a cost of $3,350 and with accumulated depreciation of $3,350 as of December 31, 2017 and 2016. Depreciation of office equipment is computed using the straight-line method over an estimated economic useful life of 3 years. Depreciation expense was $0 and $96 for the years ended December 31, 2017 and 2016, respectively.

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

Capitalized Software Development

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2018. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. During the year ended December 31, 2017, the Company reduced the book value of the capitalized software development costs by an impairment expense of $290,260. As of December 31, 2017 and 2016, the Company had capitalized software development costs of $262,243 and $552,503, respectively. No amortization expense was recorded for the years ended December 31, 2017 and 2016.

Patents and Trademarks

The Company capitalizes the cost of patents and trademarks and amortizes the capitalized costs on a straight-line basis over 5 years from the date the patent or trademark is issued. At December 31, 2017, patents and trademarks have a cost of $168,564, accumulated amortization of $114,097, and had a net book value of $54,467. At December 31, 2016, patents and trademarks have a cost of $159,664, accumulated amortization of $83,289, and had a net book value of $76,375. Amortization expense was $30,808 and $29,263 for the years ended December 31, 2017 and 2016, respectively. Future amortization expense of the Company’s existing patents and trademarks over their remaining lives will be $21,922 for 2018, $15,587 for 2019, $11,141 for 2020, $4,452 for 2021 and $815 for 2022.

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

For the years ended December 31, 2017 and 2016, the Company incurred net losses; therefore, common stock equivalents related to the conversion of stock options and convertible preferred stock have not been included in the calculation of diluted loss per common shares because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for both years. For the years ended December 31, 2017 and 2016, the Company has excluded a total of 32,761,983 and 30,368,773 common shares, respectively, for exercisable options and potential conversion of convertible preferred stock.

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the uncertain tax position to determine the amount to recognize in the financial statements. Our uncertain tax positions relate to certain state tax issues for which we have recorded an estimated current liability in the accompanying financial statements at December 31, 2017 and December 31, 2016. At December 31, 2017, we determined that the statute of limitations had expired and no accrual for uncertain tax positions was needed and wrote off the $40,200 balance.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017 and 2016, the Company had $0 and $9,868 of accrued interest and penalties related to uncertain tax positions.

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

For the years ended December 31, 2017 and 2016, the Company incurred research and development expenses of $895 and $1,343 respectively.

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

The carrying amounts reported in the accompanying balance sheets as of December 31, 2017 and 2016 for cash and current liabilities each qualify as financial instruments, which management believes are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and expected realization and their current market rate of interest.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net losses of $185,259 and $268,951 during the years ended December 31, 2017 and 2016, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2017 and 2016.  As of December 31, 2017, the Company’s current and total liabilities exceeded its current assets by $749,045.  As of December 31, 2017, the Company had $2,498 of cash.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2017	2016
Compensation - officer and bookkeeper	$539,125	$472,625
Taxes	1,800	40,769
Accrued interest – related party	3,052	1,230
	$543,977	$514,624

NOTE 5 – INCOME TAXES

The components of income tax benefit (expense) are as follows for the years ended December 31:

	2017	2016

Current	$38,728	$(1,295)
Deferred	–	–

Total	$38,728	$(1,295)

Included in the current tax benefit for the year ended December 31, 2017 is a $40,200 benefit resulting from the write off of the Company’s accrual for uncertain tax provisions due to the expiration of the statute of limitations.

Deferred tax assets are calculated using a combined statutory tax rate of 39%. The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31:

	2017	2016
Deferred tax assets - current:
Accrued compensation	$210,259	$184,324
Accrued interest – related party	1,190	480
	211,449	184,804
Deferred tax assets - long-term:
Net operating loss carryforwards	5,728,709	5,774,160
Amortization	28,676	20,914
Total deferred income tax assets	5,968,834	5,979,878
Valuation allowance	(5,968,834)	(5,979,878)
Total	$–	$–

A reconciliation of benefit (provision) for income taxes provided at the federal statutory rate to actual provision for income taxes is as follows for the years ended December 31:

	2017	2016
Benefit (provision) for income taxes computed at federal statutory rate	$(87,355)	$(104,386)
State income taxes, net of federal benefit	(94)	(39)
Impairment expense	113,201	–
Other	19,604	64,128
Valuation allowance	(6,628)	39,002
Benefit (provision) for income taxes	$38,728	$(1,295)
Effective tax rate	17.29%	(0.48% )

As of December 31, 2017, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $14.7 million that may be offset against future taxable income through 2037. The Company has state net operating loss carry-forwards of approximately $4.9 million that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Utah jurisdictions. Tax years 2012 to current remain open to examination by U.S. federal and state tax authorities.

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2017 and December 31, 2016, there were 509,374 and 468,688 total preferred shares issued and outstanding for all classes, respectively. As of December 31, 2017, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of December 31, 2017, the Company had accrued and unpaid preferred stock dividends totaling $2,546 relating to dividends for the three months ended December 31, 2017. As of December 31, 2016, the Company had accrued and unpaid preferred stock dividends totaling $7,909 relating to dividends for the three months ended December 31, 2016. Historically, all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below. However, the Board of Directors of the Company has authorized payment of preferred stock dividends through the issuance of common shares where no authorized shares of preferred stock are available for issuance in a class.

Class A Voting Preferred Stock

The Company has 300,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of December 31, 2017 and December 31, 2016, there were 163,022 and 150,000 Class A Shares outstanding, respectively. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 250,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of December 31, 2017 and December 31, 2016, there were 128,990 and 118,688 Class B Shares outstanding, respectively. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 400,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of December 31, 2017 and December 31, 2016, there were 217,362 and 200,000 Class C Shares outstanding, respectively. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2017 and December 31, 2016, there were 61,322,567 and 59,731,567 common shares issued and outstanding.

During the year ended December 31, 2017, the Company issued 1,591,000 shares of common stock to investors for $50,300 cash.

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

A summary of the Company’s stock option awards as of December 31, 2017, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	2,800,000	0.05	2.09	$–
Granted	–	$–
Exercised	–	$–
Forfeited or expired	–	$–

Outstanding at December 31, 2016	2,800,000	0.05	1.08	$–
Granted	–	$–
Exercised	–	$–
Forfeited or expired	–	$–

Outstanding and exercisable at December 31, 2017	2,800,000	$0.05	.08	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0040 as of December 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 - LITIGATION AND CONTINGENT LIABILITIES

Various creditors of the Company have potential claims against the Company for unpaid invoices relating to services provided to the Company. The amount of unpaid bills over 90 days old that exist within accounts payable on the balance sheet is $157,316 and $314,184 as of December 31, 2017 and 2016, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of December 31, 2017 and 2016, and accrued interest payable of $2,746 and $1,216 as of December 31, 2017 and 2016, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

PSF Inc., a company controlled by the Company’s CEO, loaned the Company $1,000 during the year ended December 31, 2017 and $6,000 during the year ended December 31, 2016, which bear interest at the rate of 4% per annum and mature in June 2017. The related party notes payable were repaid in full during the year ended December 31, 2017.

A shareholder loaned the Company $12,500 on July 5, 2017, which bears interest at the rate of 5% per annum and matures on January 5, 2018. At December 31, 2017, the note had a principal balance of $12,500 and accrued interest payable of $306.

The Company’s CEO and the bookkeeper who is the wife of the CEO provide consulting services to the Company through companies controlled by the individuals. The Company accrued $60,000 and $136,500 for compensation for the CEO during the years ended December 31, 2017 and 2016, of which $2,500 and $9,000 were paid, respectively. Accrued compensation to the CEO totaled $503,125 and $445,625 as of December 31, 2017 and 2016, respectively.

The bookkeeper earned $12,000 and $18,000 during the years ended December 31, 2017 and 2016, respectively, for services provided to the Company of which $5,500 and $3,000 were paid, respectively. Accrued compensation to the bookkeeper totaled $36,000 and $27,000 as of December 31, 2017 and 2016, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In March 2018, three officers and directors loaned the Company a total of $12,000.

The Company has evaluated events subsequent to period end pursuant to the requirements of ASC 855 and has determined that there are no additional events to disclose.

