Form 10-Q
period 2018-03-31
KLEVER MARKETING INC
filed 2018-05-14
CIK 866439

 Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 61,322,567 shares of the Registrant’s common stock, $0.01 par value per share, issued.

KLEVER MARKETING, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KLEVER MARKETING, INC.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$2,707	$2,498

Total current assets	2,707	2,498

Other assets – intangibles, net	310,580	316,710

Total assets	$313,287	$319,208

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$180,407	$167,020
Accrued liabilities	544,508	543,977
Accrued preferred stock dividends	–	2,546
Related party notes payable	51,500	38,000

Total current liabilities	776,415	751,543

Total liabilities	776,415	751,543

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock - Class A (par value $0.01); 300,000 shares authorized; 163,022 shares issued and outstanding; aggregate liquidation preference of $4,238,572	1,630	1,630
Convertible preferred stock - Class B (par value $0.01); 250,000 shares authorized; 128,990 shares issued and outstanding; aggregate liquidation preference of $2,192,830	1,290	1,290
Convertible preferred stock - Class C (par value $0.01; 400,000 shares authorized; 217,362 shares issued and outstanding; aggregate liquidation preference of $1,434,589	2,174	2,174
Common stock (par value $0.01), 250,000,000 shares authorized, 61,322,567 shares issued	613,226	613,226
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	18,391,708	18,389,162
Accumulated deficit	(19,472,156)	(19,438,817)

Total stockholders’ deficit	(463,128)	(432,335)

Total liabilities and stockholders’ deficit	$313,287	$319,208

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$–	$–

Operating expenses:
General and administrative	32,808	52,709
Research and development	–	297

Total operating expenses	32,808	53,006

Loss from operations	(32,808)	(53,006)

Other income (expense):
Interest expense – related parties	(531)	(436)
Interest and other income	–	300
Gain on settlement of debt	–	148,780

Total other income (expense)	(531)	148,644

Income (loss) before income taxes	(33,339)	95,638

Income taxes	–	(304)

Net income (loss)	$(33,339)	$95,334

Income (loss) per common share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	61,322,567	59,985,678
Diluted	61,322,567	87,554,451

See notes to condensed financial statements

KLEVER MARKETING, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(33,339)	$95,334
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	6,130	7,984
Gain on settlement of debt	–	(148,780)
Changes in operating assets and liabilities:
Increase in accounts payable	13,387	17,379
Increase in accrued liabilities	531	18,740

Net cash used by operating activities	(13,291)	(9,343)

Cash flows from investing activities:
Increase in intangible assets	–	(1,500)

Net cash used by investing activities	–	(1,500)

Cash flows from financing activities:
Proceeds from related party notes payable	13,500	–
Proceeds from issuance of common stock	–	25,000

Net cash provided by financing activities	13,500	25,000

Net increase in cash	209	14,157
Cash at beginning of period	2,498	4,934

Cash at end of period	$2,707	$19,091

Supplemental disclosures:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrual for preferred stock dividends payable with preferred shares	$(2,546)	$10,839

See notes to condensed financial statements

KLEVER MARKETING, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Klever Marketing, Inc. (the “Company” or “Klever”) was created to develop, market and distribute an electronic shopping cart device for in-store advertising, promotion and media content and retail shopper services and has not commenced its planned principal operations. The Company’s activities since inception have consisted principally of developing various applications of its electronic shopping cart concept including its mobile application for smart phones which the Company is currently testing in retail supermarkets, obtaining patents and trademarks related to its technology, and raising capital. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding needed to finalize development of the Company’s technology and to commercialize its product in a profitable manner.

As further discussed in Note 10, on April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement”) involving Klever as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DarkPulse” or “DP” as its wholly owned subsidiary. DarkPulse is a development stage company involved in the development and marketing of certain unique and proprietary fiber optic sensing devices. DarkPulse does not have current revenues, but anticipates revenues later in 2018. Klever anticipates closing the Merger Agreement on or around May 30, 2018 and potentially earlier. While we believe the Merger will close, it is also important to note the Merger has not closed and is subject to various due diligence requirements.

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the notes to the Company’s audited financial statements included in its December 31, 2017 Annual Report on Form 10-K.

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

Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and the exercise of convertible preferred stock.

For the three months ended March 31, 2018, 29,961,983 common stock equivalents related to convertible preferred stock have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share.

For the three months ended March 31, 2017, 27,568,773 common stock equivalents related to convertible preferred stock have been included in the calculation of diluted income per common share. Common stock equivalents related to the conversion of stock options have not been included in the calculation of diluted income per common share because they are anti-dilutive.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended March 31, 2018 and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, during the three months ended March 31, 2018, the Company did not generate any revenues and reported a net loss of $33,339. As of March 31, 2018, the Company’s current and total liabilities exceeded its current assets by $773,708. As of March 31, 2018, the Company had $2,707 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2018. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2018	December 31, 2017

Capitalized software development costs	$262,243	$262,243
Patents and trademarks	168,564	168,564
Accumulated amortization of patents and trademarks	(120,227)	(114,097)

	$310,580	$316,710

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2018. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the three months ended March 31, 2018 and 2017, and no amortization expense for software development costs was recorded for the three months ended March 31, 2018 and 2017.

The costs of patents and trademarks are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Intangible assets with indefinite lives are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered. Amortization expense for patents and trademarks was $6,130 and $7,984 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017

Compensation - officers and bookkeeper	$539,125	$539,125
Taxes	1,800	1,800
Accrued interest – related party	3,583	3,052
	$544,508	$543,977

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2018 and December 31, 2017, there were 509,374 total preferred shares issued and outstanding for all classes. As of March 31, 2018, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO.

Preferred Stock Dividends

As of March 31, 2018, the Company had no accrued and unpaid preferred stock dividends. As of December 31, 2017, the Company had accrued and unpaid preferred stock dividends totaling $2,546 relating to dividends for the three months ended December 31, 2017.

The Board of Directors of the Company elected to cancel the preferred stock dividends for the semi-annual period ended March 31, 2018. Consequently, the preferred stock dividends payable of $2,546 relating to dividends for the three months ended December 31, 2017 was eliminated. Historically, all accrued dividends for preferred stock have been authorized for payment through the issuance of preferred stock based on the ratios for each class of preferred stock described below. However, the Board of Directors of the Company has authorized payment of preferred stock dividends through the issuance of common shares where no authorized shares of preferred stock are available for issuance in a class.

Class A Voting Preferred Stock

The Company has 300,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of March 31, 2018 and December 31, 2017, there were 163,022 Class A Shares outstanding. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends, when declared by the Board of Directors, at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 250,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of March 31, 2018 and December 31, 2017, there were 128,990 Class B Shares outstanding. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends, when declared by the Board of Directors, at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 400,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of March 31, 2018 and December 31, 2017, there were 217,362 Class C Shares outstanding. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends, when declared by the Board of Directors, at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2018 and December 31, 2017, there were 61,322,567 common shares issued and outstanding.

During the three months ended March 31, 2018, the Company did not issue any shares of common stock.

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

During the three months ended March 31, 2018, the Company did not issue any stock options and had no stock options outstanding at March 31, 2018.

A summary of the Company’s stock option awards as of March 31, 2018, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,800,000	$0.050	.08
Granted	–	$–
Exercised	–	$–
Forfeited or expired	(2,800,000)	$0.050

Outstanding and exercisable at March 31, 2018	-

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company periodically receives funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of March 31, 2018 and 2017, respectively, and accrued interest payable of $3,123 and $2,746 as of March 31, 2018 and December 31, 2017, respectively. The loan was to have been paid by June 30, 2016, and is currently in default.

A shareholder loaned the Company $12,500 on July 5, 2017, which bears interest at the rate of 5% per annum, matured on January 5, 2018 and is currently in default. At March 31, 2018 and December 31, 2017, the note had a principal balance of $12,500 and accrued interest payable of $460 and $306, respectively.

During the three months ended March 31, 2018, the three Directors of the Company advanced the Company a total of $13,500: $4,000 by Jerry Wright, $4,000 by Robert Campbell and $5,500 by Tree of Stars, Inc., a company controlled by Paul Begum. The short-term loans are non-interest bearing.

The Company’s CEO and the bookkeeper, who is the wife of the CEO, provide consulting services to the Company through companies controlled by the individuals. The Company did not accrue any compensation to the CEO or to the bookkeeper during the three months ended March 31, 2018. The Company accrued compensation of $15,000 to the CEO and $3,000 to the bookkeeper during the three months ended March 31, 2017. Accrued compensation to the CEO totaled $503,125 and accrued compensation to the bookkeeper totaled $36,000 as of March 31, 2018 and December 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying condensed balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

Merger

All descriptions of the Merger (described below), anticipated terms, anticipated consequences and anticipated related events and transactions set forth in this 10-Q are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial known and unknown risks, uncertainties and other factors which may cause the proposed transactions relating to the Merger not to be consummated or may cause the actual terms and consequences of the Merger and related events and transactions to be materially different from those anticipated in the following descriptions, including the risks that (i) the closing conditions to the Merger are not satisfied, (ii) we are unable to perform our closing obligations with respect to the Merger Agreement (described below).

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement”) involving Klever as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DarkPulse” or “DP” as its wholly owned subsidiarty. The specific terms of the Merger are more fully described in the Merger Agreement filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2018.

The following is an abbreviated outline of what management believes to be the most important terms and probable effects of the Merger, but is qualified in its entirety by reference to the Merger documents listed above. Klever has also recently filed an SEC Schedule 14F-1 document with specific information about the new management for Klever at the closing of the Merger. While we believe the Merger will close, it is also important to note the Merger has not closed and is subject to various due diligence requirements. Consequently the following terms and expectations are contingent on such closing and constitute forward looking information. Subject to this more specific information, Klever discloses the following concerning the Merger:

•	The Merger should close on or around May 30, 2018 and potentially earlier;
•	All current shares of Klever will be reverse split on a 6:1 ratio such that there will not be more than 15 million shares outstanding post-split;
•	DarkPulse will become the sole operating subsidiary of the surviving company (Klever), which will continue operating under the DarkPulse name, with the new DarkPulse management and business in place.
•	At closing, a relatively small group of control shareholders designated by DarkPulse will be issued 85,000,000 post-split shares such that the capitalization of Klever immediately after the Merger closing will be 100,000,000 shares outstanding.
•	All preferred shares and stock options or rights will be cancelled, except for four convertible notes payable to certain prior creditors and aggregating $150,000.
•	DarkPulse is a development stage company involved in the development and marketing of certain unique and proprietary fiber optic sensing devices. DarkPulse does not have current revenues, but anticipates revenues later in 2018.
•	The Merger will result in a change of control of the Company and will be accounted for as a recapitalization in a manner similar to a reverse acquisition.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2018, the Company did not generate any revenues and reported a net loss of $33,339. As of March 31, 2018, the Company’s current and total liabilities exceeded its current assets by $773,708. As of March 31, 2018, the Company had $2,707 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2018. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for three months ended March 31, 2018 decreased by $19,901 to $32,808 from $52,709 for the three months ended March 31, 2017. The primary reason for the overall decrease in general and administrative expenses is a decrease in compensation to related parties. The Company did not accrue any compensation to the CEO or to the bookkeeper during the three months ended March 31, 2018. The Company accrued compensation of $15,000 for the CEO during the three months ended March 31, 2017, and accrued compensation of $3,000 for its bookkeeper during the three months ended March 31, 2017.

Research and development expenses are currently not material to our operations and totaled $0 and $297 for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Expense)

Interest expense – related parties is currently not material to the Company and was $531 and $436 for the three months ended March 31, 2018 and 2017, respectively. The interest expense is comprised of interest expense accrued on related party notes payable.

Interest and other income was $0 and $300 for the three months ended March 31, 2018 and 2017, respectively. The interest and other income in the prior year period resulted from administrative fees charged on the issuance of common shares.

Gain on settlement of debt resulting from a favorable settlement of account with certain vendors was $148,780 for the three months ended March 31, 2017. There was no such gain in the three months ended March 31, 2018.

Provision for Income Taxes

The provision for income taxes was $0 and $304 for the three months ended March 31, 2018 and 2017, respectively. The provision for income taxes in the prior year period is comprised of minimum state income tax payments and interest and penalties accrued on the Company’s uncertain tax positions.

Net Income (Loss)

As a result, we reported a net loss of $33,339 for the three months ended March 31, 2018 and net income of $95,334 for the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses, for which the Company has relied primarily on short-term borrowings from related parties and the issuance of restricted common stock. During the three months ended March 31, 2018, the Company received proceeds from related party notes payable totaling $13,500.

As of March 31, 2018, we had cash of $2,707, compared to $2,498 as of December 31, 2017. The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to complete development, testing and marketing of its new mobile products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations from short-term borrowings from principal shareholders or officers and directors, or obtained through the issuance of the Company’s restricted common stock.

As further discussed in Note 10 to the accompanying condensed financial statements, on April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement”) involving Klever as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DarkPulse” or “DP” as its wholly owned subsidiary. DarkPulse is a development stage company involved in the development and marketing of certain unique and proprietary fiber optic sensing devices. DarkPulse does not have current revenues, but anticipates revenues later in 2018. Klever anticipates closing the Merger Agreement on or around May 30, 2018 and potentially earlier. While we believe the Merger will close, it is also important to note the Merger has not closed and is subject to various due diligence requirements.

As of March 31, 2018, our current liabilities and total liabilities of $776,415 exceeded our current assets of $2,707 by $773,708.

Cash Flows From Operating Activities

During the three months ended March 31, 2018, net cash used by operating activities was $13,291, resulting from our net loss of $33,339, partially offset by non-cash expense of $6,130 and increases in accounts payable of $13,387 and accrued liabilities of $531.

By comparison, during the three months ended March 31, 2017, net cash used by operating activities was $9,343, resulting from our net income of $95,334, non-cash expenses of $7,984 and increases in accounts payable of $17,379 and accrued liabilities of $18,740, offset by non-cash gain of $148,780.

Cash Flows From Investing Activities

During the three months ended March 31, 2018, the Company had no net cash proved by or used in investing activities. During the three months ended March 31, 2017, net cash used by investing activities was $1,500, comprised of an increase in intangible assets.

Cash Flows From Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $13,500, comprised of proceeds from related party notes payable. During the three months ended March 31, 2017, net cash provided by financing activities was $25,000, comprised of proceeds from issuance of common stock.

Factors That May Affect Future Results

Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

•	The Company may not obtain the equity funding or short-term borrowings necessary to market and launch its mobile applications.

•	The product development and launch may take longer to implement than planned or may not be successful.

•	The proposed merger with DarkPulse may not close as anticipated on or about May 30, 2018.

Recent Accounting Pronouncements

The Company has provided a discussion of recent accounting pronouncements in Note 2 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: the Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2018, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2018, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Readers should carefully consider the risks and uncertainties described in ITEM 1A in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC before deciding whether to invest in shares of our common stock. See also risks discussed above under the section on “Factors That May Affect Future Results” and “Internal Controls”.

Our failure to successfully address the risks and uncertainties described in our 2017 Form 10-K would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we had no unregistered sales of equity securities.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6: Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Title of Document

2.1	Merger Agreement with Exhibits, dated April 27, 2018, by and among Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

__________________________

(1) Incorporated herein by reference from Registrant’s Form 8-K filed May 1, 2018.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klever Marketing, Inc.

Dated: May 14, 2018	By /s/ Paul G. Begum
Paul G. Begum
Chairman and CEO
(Principal Executive Officer)

Dated: May 14, 2018	By /s/ Robert A. Campbell
Robert A. Campbell
COO and CFO
(Principal Accounting Officer)

