Form 10-Q
period 2018-06-30
DarkPulse, Inc.
filed 2018-08-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 000-18730

DarkPulse, Inc.

(formerly Klever Marketing, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0472109
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8760 Virginia Meadows, Dr.
Manassas, Virginia 20109
(Address of principal executive offices, including zip code)

(800) 436-1436
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

As of August 14, 2018, there were 89,680,567 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

(FORMERLY KLEVER MARKETING, INC.)

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

(Formerly Klever Marketing, Inc.)

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$2,233	$2,498

Total current assets	2,233	2,498

Other assets – intangibles, net	304,599	316,710

Total assets	$306,832	$319,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$189,615	$167,020
Accrued liabilities	37,800	543,977
Accrued preferred stock dividends	–	2,546
Related party notes payable	–	38,000

Total current liabilities	227,415	751,543

Total liabilities	227,415	751,543

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock - Class A (par value $0.01); 300,000 shares authorized; 163,022 shares issued and outstanding; aggregate liquidation preference of $4,238,572	1,630	1,630
Convertible preferred stock - Class B (par value $0.01); 250,000 shares authorized; 128,990 shares issued and outstanding; aggregate liquidation preference of $2,192,830	1,290	1,290
Convertible preferred stock - Class C (par value $0.01; 400,000 shares authorized; 217,362 shares issued and outstanding; aggregate liquidation preference of $1,434,589	2,174	2,174
Common stock (par value $0.01), 250,000,000 shares authorized, 89,680,567 and 61,322,567 shares issued and outstanding, respectively	896,806	613,226
Treasury stock, 100,000 shares	(1,000)	(1,000)
Paid in capital in excess of par value	18,666,873	18,389,162
Accumulated deficit	(19,488,356)	(19,438,817)

Total stockholders’ equity (deficit)	79,417	(432,335)

Total liabilities and stockholders’ equity	$306,832	$319,208

See notes to condensed financial statements

DARKPULSE, INC.

(Formerly Klever Marketing, Inc.)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	15,434	39,360	48,242	92,069
Research and development	228	297	228	594

Total operating expenses	15,662	39,657	48,470	92,663

Loss from operations	(15,662)	(39,657)	(48,470)	(92,663)

Other income (expense):
Interest expense – related parties	(538)	(424)	(1,069)	(860)
Interest and other income	–	275	–	575
Gain on settlement of debt	–	25,948	–	174,728

Total other income (expense)	(538)	25,799	(1,069)	174,443

Income (loss) before income taxes	(16,200)	(13,858)	(49,539)	81,780

Income taxes	–	(548)	–	(852)

Net income (loss)	$(16,200)	$(14,406)	$(49,539)	$80,928

Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	76,903,886	60,763,827	69,199,789	60,376,902
Diluted	106,865,869	60,763,827	99,161,772	89,117,431

See notes to condensed financial statements

DARKPULSE, INC.

(Formerly Klever Marketing, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(49,539)	$80,928
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	12,111	16,042
Gain on settlement of debt	–	(174,728)
Changes in operating assets and liabilities:
Increase in accounts payable	22,594	11,177
Increase in accrued liabilities	1,069	34,456

Net cash used by operating activities	(13,765)	(32,125)

Cash flows from investing activities:
Increase in intangible assets	–	(1,500)

Net cash used by investing activities	–	(1,500)

Cash flows from financing activities:
Proceeds from related party notes payable	13,500	–
Proceeds from issuance of common stock	–	40,300
Repayment of related party notes payable	–	(3,000)

Net cash provided by financing activities	13,500	37,300

Net increase (decrease) in cash	(265)	3,675
Cash at beginning of period	2,498	4,934

Cash at end of period	$2,233	$8,609

Supplemental disclosures:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrual for preferred stock dividends payable with preferred shares	$(2,546)	$29,161
Preferred stock issued to pay dividends	$–	$18,748
Common Stock issued to liquidate debt	$558,746	$–

See notes to condensed financial statements

DARKPULSE, INC.

(Formerly Klever Marketing, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

DarkPulse, Inc. (formerly Klever Marketing, Inc. or the “Company”) was initially created to develop, market and distribute an electronic shopping cart device for in-store advertising, promotion and media content, as well as retail shopper services and has not commenced its planned principal operations. The Company’s activities, since inception, have consisted principally of developing various applications of its electronic shopping cart concept, including its mobile application for smart phones which the Company is currently testing in retail supermarkets, obtaining patents and trademarks related to its technology and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding needed to finalize development of the Company’s technology and to commercialize its product in a profitable manner.

As further discussed in Note 10, on April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving Klever as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DarkPulse” or “DP”) as its wholly owned subsidiary. DarkPulse is a development stage company involved in the development and marketing of certain unique and proprietary fiber optic-based sensing devices, as well as ultra-high sensitivity sensors for the detection of trace narcotics, chemicals and explosives. DarkPulse does not have current revenues, but anticipates revenues later in 2018. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018, and the name of the Company was subsequently changed to DarkPulse, Inc.

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

For the six months ended June 30, 2017, 28,740,529 common stock equivalents related to convertible preferred stock have been included in the calculation of diluted income per common share. For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018, common stock equivalents related to convertible preferred stock have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended June 30, 2018 and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in the 2017 condensed financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, during the six months ended June 30, 2018, the Company did not generate any revenues and reported a net loss of $49,539. As of June 30, 2018, the Company’s current liabilities exceeded its current assets by $225,182. As of June 30, 2018, the Company had $2,233 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2018. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – INTANGIBLE ASSETS

	June 30, 2018	December 31, 2017

Capitalized software development costs	$262,243	$262,243
Patents and trademarks	168,564	168,564
Accumulated amortization of patents and trademarks	(126,208)	(114,097)

	$304,599	$316,710

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. Currently, the Company anticipates amortization of software development costs to commence in fiscal year 2018. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the six months ended June 30, 2018 and 2017, and no amortization expense for software development costs was recorded for the three and six months ended June 30, 2018 and 2017.

The costs of patents and trademarks are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Amortization expense for patents and trademarks was $5,981 and $8,058 for the three months ended June 30, 2018 and 2017, respectively, and $12,111 and $16,042 for the six months ended June 30, 2018 and 2017, respectively.

Intangible assets are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017

Compensation - officers and bookkeeper	$36,000	$539,125
Taxes	1,800	1,800
Accrued interest – related party	–	3,052
	$37,800	$543,977

NOTE 6 – PREFERRED STOCK

Authorized Shares

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2018 and December 31, 2017, there were 509,374 total preferred shares issued and outstanding for all classes. As of June 30, 2018, all of the Company’s outstanding preferred shares are owned by a Company that is controlled by the Company’s CEO. In connection with the Merger, as of July 18, 2018, all shares of the Company’s Class A Voting Preferred Stock, Class B Voting Preferred Stock, and Class C Voting Preferred Stock had been returned to the Company and cancelled.

Preferred Stock Dividends

As of June 30, 2018, the Company had no accrued and unpaid preferred stock dividends. As of December 31, 2017, the Company had accrued and unpaid preferred stock dividends totaling $2,546 relating to dividends for the three months ended December 31, 2017.

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

Class A Voting Preferred Stock

The Company has 300,000 shares of “Class A Voting Preferred Stock” (“Class A Shares”) authorized. As of June 30, 2018 and December 31, 2017, there were 163,022 Class A Shares outstanding. The Class A Shares are convertible into 99.035 shares of common stock. Holders of Class A Shares are entitled to receive dividends, when declared by the Board of Directors, at the rate of $2.20 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class A Shares, Series 1, for each outstanding Class A Share, on each dividend payment date. Class A Shares carry a liquidation preference of $26.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class A shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class B Voting Preferred Stock

The Company has 250,000 shares of “Class B Voting Preferred Stock” (“Class B Shares”) authorized. As of June 30, 2018 and December 31, 2017, there were 128,990 Class B Shares outstanding. The Class B Shares are convertible into 64.754 shares of common stock. Holders of Class B Shares are entitled to receive dividends, when declared by the Board of Directors, at the rate of $1.70 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class B Shares for each outstanding Class B Share, on each dividend payment date. Class B Shares carry a liquidation preference of $17.00 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class B shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

Class C Voting Preferred Stock

The Company has 400,000 shares of “Class C Voting Preferred Stock” (“Class C Shares”) authorized. As of June 30, 2018 and December 31, 2017, there were 217,362 Class C Shares outstanding. The Class C Shares are convertible into 25.140 shares of common stock. Holders of Class C Shares are entitled to receive dividends, when declared by the Board of Directors, at the rate of $0.66 per share per annum, payable semi-annually. Dividends are cumulative and may be paid in cash or in kind through the distribution of .0425 Class C Shares for each outstanding Class C Share, on each dividend payment date. Class C Shares carry a liquidation preference of $6.60 per share plus any accrued but unpaid dividends on such shares, if any, and adjusted for combinations, splits, dividends or distributions of shares of stock with respect to such shares. Class C shares are redeemable by the Company, in whole or in part, at the option of the Board of Directors of the Company, at any time.

NOTE 7 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2018 and December 31, 2017, there were 89,680,567 and 61,322,567 common shares issued and outstanding, respectively.

During the six months ended June 30, 2018, the Company issued 28,358,000 shares of common stock as settlement of deferred compensation and notes payable to the officers and directors of the Company in the total amount of $558,745.74, and in recognition of the upcoming cancellation of the PSF, Inc. preferred shares in connection with the Merger. The Company’s Board of Directors agreed on April 21, 2018, to issue common shares, and the following shares were authorized at the recent stock price of $0.02 per share, and were issued on or about May 11, 2018: Paul G. Begum – 8,650,000 shares, Robert A. Campbell – 7,383,000 shares, Jerry Wright – 3,325,000 shares, and PSF, Inc. – 9,000,000 shares.

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

During the six months ended June 30, 2018, the Company did not issue any stock options and had no stock options outstanding at June 30, 2018.

A summary of the Company’s stock option awards as of June 30, 2018, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,800,000	$0.050	.08
Granted	–	$–
Exercised	–	$–
Forfeited or expired	(2,800,000)	$0.050

Outstanding and exercisable at June 30, 2018	–

NOTE 9 – RELATED PARTY TRANSACTIONS

In the past, the Company periodically received funding from its CEO, CFO and directors to fund operating costs of the Company. Jerry Wright, a director, loaned the Company $30,000 during the year ended December 31, 2015, which bears interest at the rate of 6% per annum. The related party note payable had a principal balance of $25,500 as of June 30, 2018 and 2017, respectively, and accrued interest payable of $3,504 and $2,746 as of June 30, 2018 and December 31, 2017, respectively. The loan was to have been paid by June 30, 2016, and is currently in default. Refer to Note 7 for payment of this debt by common stock.

A shareholder loaned the Company $12,500 on July 5, 2017, which bears interest at the rate of 5% per annum, matured on January 5, 2018 and is currently in default. At June 30, 2018 and December 31, 2017, the note had a principal balance of $12,500 and accrued interest payable of $616 and $306, respectively. Refer to Note 7 for payment of this debt by common stock.

During the six months ended June 30, 2018, the three Directors of the Company advanced the Company a total of $13,500: $4,000 by Jerry Wright, $4,000 by Robert Campbell and $5,500 by Tree of Stars, Inc., a company controlled by Paul Begum. The short-term loans are non-interest bearing. Refer to Note 7 for payment of this debt by common stock.

The Company’s CEO and the bookkeeper, who is the wife of the CEO, provide consulting services to the Company through companies controlled by the individuals. The Company did not accrue any compensation to the CEO or to the bookkeeper during the three months and six months ended June 30, 2018. The Company accrued compensation to the CEO of $15,000 and $30,000 during the three months and six months ended June 30, 2017, respectively, and accrued compensation to the bookkeeper of $3,000 and $6,000 during the three months and six months ended June 30, 2017, respectively. Accrued compensation to the CEO totaled $503,125 as of December 31, 2017, and this was paid through the issuance of common stock on or about May 11, 2018. Refer to Note 7 for payment of this debt by common stock. Accrued compensation to the bookkeeper totaled $36,000 as of June 30, 2018 and December 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying condensed balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

Completion of Merger

On April 27, 2018, the Company, DarkPulse Technologies Inc., a New Brunswick corporation (the “Private Company”), and DPTH Acquisition Corporation, a Utah corporation and wholly owned subsidiary of the Private Company (the “Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Subsidiary would merge with and into the Private Company and the Private Company would be the surviving corporation and become a wholly owned subsidiary of the Company (the “Merger”). On July 7, 2018, the parties to the Merger Agreement amended the Merger Agreement to (i) eliminate the requirement that the Company effect a reverse stock split prior to closing, (ii) modify the number and type of shares that would be issued to the shareholders of the Private Company in the Merger, and (iii) make several other clerical amendments to the Merger Agreement.

With respect to the merger consideration to be received by the shareholders of the Private Company, instead of 85,000 shares of Company common stock being issued for each 1 share of Private Company common stock in the Merger, the parties amended the Merger Agreement to require the Company to issue 100 shares of Series D Preferred Stock for each 1 share of Private Company common stock.

On July 18, 2018, the parties closed the Merger and filed Articles of Merger merging the Merger Subsidiary with and into the Private Company, the Private Company paid the Company $150,000 as required by the Merger Agreement, and the Company issued 88,235 shares of its Series D Preferred Stock (the “Shares”) to the Private Company shareholders in consideration of their shares of the Private Company, with the Private Company becoming a wholly owned subsidiary of the Company. As a result of the Merger, the Private Company has been acquired by the Company, and the name of the Company was subsequently changed to DarkPulse, Inc. The Merger Agreement required the Company to pay or settle all liabilities of the Company, so that there would be no outstanding liabilities when the Merger closed. This included all of the previously unpaid accounts payable for services provided to the Company. The $150,000 merger consideration paid to the Company was, or is being used, to satisfy those obligations.

In connection with the Merger, as of July 18, 2018, all shares of the Company’s Class A Voting Preferred Stock, Class B Voting Preferred Stock, and Class C Voting Preferred Stock had been returned to the Company and cancelled, and immediately prior to closing the Merger on July 18, 2018, there were 89,680,567 shares of the Company’s common stock outstanding. As each share of Series D Preferred Stock entitles the holder to 6,000 votes on all matters submitted to a vote of the stockholders, and 88,235 shares of Series D Preferred Stock (the “Shares”) were issued to the Private Company shareholders in connection with the merger on July 18, 2018, the issuance of the Shares to the Private Company shareholders constituted a change of control as the Private Company shareholders now own 100% of the Company’s outstanding preferred stock, and the Shares entitle the Private Company shareholders to approximately 85.5% of the total votes associated with the Company’s common and preferred stock. With the change of control of the Company, the Merger will be accounted for as a recapitalization in a manner similar to a reverse acquisition.

With the exception of the CEO, who received some compensation over the years, there had been no compensation for the officers and directors over the past 10 years. As settlement of deferred compensation to the officers and directors of the Company, and in recognition of the upcoming cancellation of the PSF, Inc. preferred shares in connection with the Merger, the Company’s Board of Directors agreed on April 21, 2018, to issue the following common shares. The following shares were authorized at the recent stock price of $0.02 per share and were issued on or about May 11, 2018: Paul G. Begum – 8,650,000 shares, Robert A. Campbell – 7,383,000 shares, Jerry Wright – 3,325,000 shares, and PSF, Inc. – 9,000,000 shares. By closing of the Merger on July 18, 2018, the following preferred shares had been cancelled: 163,022 Series A preferred shares owned by PSF, Inc., 128,990 Series B preferred shares owned by PSF, Inc., and 217,362 Series C preferred shares owned by PSF, Inc. After the cancellation of these shares, there are no outstanding shares of Series A, Series B, nor Series C preferred stock.

Series D Preferred Stock

On July 12, 2018, the Company filed a Certificate of Designation with the State of Delaware amending the designation of its previously designated “Class D Voting Preferred Stock,” designating 100,000 shares of the Company’s preferred stock as “Series D Preferred Stock.” Each share of Series D Preferred Stock entitles the holder to 6,000 votes on all matters submitted to a vote of the Company’s stockholders and is convertible at the election of the holder into a number of shares of common stock equal to the number of outstanding shares of stock of the Company multiplied by 5 ⅔, divided by the number of outstanding shares of Series D Preferred Stock.

Name Change

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to “DarkPulse, Inc.” The Company intends to file a corporate action notification with the Financial Industry Regulatory Authority (FINRA) to change the name of the Company and its ticker symbol with the over-the-counter markets.

Securities Purchase Agreements

Effective July 18, 2018 the Company entered into a securities purchase agreement with Carebourn Capital, L.P., a Delaware limited partnership (“Carebourn”), providing for and issuing to Carebourn a convertible promissory note in the aggregate principal amount of $184,000, with a $24,000 original issue discount and $10,000 in transactional expenses due to Carebourn. The note bears interest at the rate of 12% per annum, is due and payable on June 20, 2019, and may be converted by Carebourn at any time after funding into shares of Company common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company’s common stock during the 20 prior trading days. The $150,000 in net proceeds were used for payment of the consideration for the Merger.

Effective July 27, 2018, the Company entered into a securities purchase agreement with Carebourn providing for and issuing to Carebourn a convertible promissory note in the aggregate principal amount of $276,000, with a $36,000 original issue discount and $15,000 in transactional expenses due to Carebourn, and funding in tranches of $150,000 and $75,000 to the Company, with the initial $150,000 tranche funded to the Company on July 27, 2018. The note bears interest at the rate of 12% per annum, is due and payable on July 24, 2019, and may be converted by Carebourn at any time after funding into shares of Company common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company’s common stock during the 20 prior trading days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

DarkPulse, Inc. (formerly Klever Marketing, Inc. or the “Company”) was initially created to develop, market and distribute an electronic shopping cart device for in-store advertising, promotion and media content, as well as retail shopper services and has not commenced its planned principal operations. The Company’s activities, since inception, have consisted principally of developing various applications of its electronic shopping cart concept, including its mobile application for smart phones which the Company is currently testing in retail supermarkets, obtaining patents and trademarks related to its technology and raising capital.

On April 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving the Company as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DarkPulse” or “DP”) as its wholly owned subsidiary. DarkPulse is a development stage company involved in the development and marketing of certain unique and proprietary fiber optic-based sensing devices and ultra-high sensitive sensors for detection of trace narcotics, chemicals and explosives. DarkPulse does not have current revenues, but anticipates revenues later in 2018. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018. The Merger resulted in a change of control of the Company and will be accounted for as a recapitalization in a manner similar to a reverse acquisition.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2018, the Company did not generate any revenues and reported a net loss of $49,539. As of June 30, 2018, the Company’s current liabilities exceeded its current assets by $225,182. As of June 30, 2018, the Company had $2,233 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2018. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for three months ended June 30, 2018, decreased by $23,926 to $15,434 from $39,360 for the three months ended June 30, 2017. Similarly, general and administrative expenses for six months ended June 30, 2018 decreased by $43,827 to $48,242 from $92,069 for the six months ended June 30, 2017. The primary reason for the overall decrease in general and administrative expenses is a decrease in compensation to related parties. The Company did not accrue any compensation to the CEO or to the bookkeeper during the three months or six months ended June 30, 2018. The Company accrued compensation of $15,000 and $30,000 for the CEO during the three months and six months ended June 30, 2017, respectively, and accrued compensation of $3,000 and $6,000 for its bookkeeper during the three months and six months ended June 30, 2017, respectively.

Research and development expenses are currently not material to our operations and totaled $228 and $297 for the three months ended June 30, 2018 and 2017, respectively, and $228 and $594 for the six months ended June 30, 2018 and 2017, respectively.

Other Income (Expense)

Interest expense – related parties was $538 and $424 for the three months ended June 30, 2018 and 2017, respectively, and $1,069 and $860 for the six months ended June 30, 2018 and 2017, respectively. The interest expense is comprised of interest expense accrued on related party notes payable.

Interest and other income was $0 and $275 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $575 for the six months ended June 30, 2018 and 2017, respectively. The interest and other income in the prior year periods resulted from administrative fees charged on the issuance of common shares.

Gain on settlement of debt resulting from a favorable settlement of account with certain vendors was $25,948 and $174,728 for the three months and six months ended June 30, 2017, respectively. There was no such gain in the three months and six months ended June 30, 2018.

Provision for Income Taxes

The provision for income taxes was $0 and $548 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $852 for the six months ended June 30, 2018 and 2017, respectively. The provision for income taxes in the prior year periods is comprised of minimum state income tax payments and interest and penalties accrued on the Company’s uncertain tax positions.

Net Income (Loss)

As a result of the above, we reported a net loss of $16,200 and $14,406 for the three months ended June 30, 2018 and 2017, respectively. We reported a net loss of $49,539 for the six months ended June 30, 2018, and net income of $80,928 for the six months ended June 30, 2017.

Liquidity and Capital Resources

The Company requires working capital to fund its proposed product development and operating expenses, for which the Company has historically relied primarily on short-term borrowings from related parties and the issuance of restricted common stock. During the six months ended June 30, 2018, the Company received proceeds from related party notes payable totaling $13,500.

As of June 30, 2018, we had cash of $2,233, compared to $2,498 as of December 31, 2017. As of June 30, 2018, our current liabilities exceeded our current assets by $225,182.

On April 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving the Company as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DarkPulse” or “DP”) as its wholly owned subsidiary. DarkPulse is a development stage company involved in the development and marketing of certain unique and proprietary fiber optic sensing devices. DarkPulse does not have current revenues, but anticipates revenues later in 2018. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018.

The Company currently does not have sufficient cash to fund its operations for the next 12 months, and will require working capital to develop the DarkPulse business plan. Management is currently in the process of raising additional capital.

Effective July 18, 2018 the Company entered into a securities purchase agreement with Carebourn Capital, L.P., a Delaware limited partnership (“Carebourn”), providing for and issuing to Carebourn a convertible promissory note in the aggregate principal amount of $184,000, with a $24,000 original issue discount and $10,000 in transactional expenses due to Carebourn. The note bears interest at the rate of 12% per annum, is due and payable on June 20, 2019, and may be converted by Carebourn at any time after funding into shares of Company common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company’s common stock during the 20 prior trading days. The $150,000 in net proceeds were used for payment of the consideration for the Merger.

Effective July 27, 2018, the Company entered into a securities purchase agreement with Carebourn providing for and issuing to Carebourn a convertible promissory note in the aggregate principal amount of $276,000, with a $36,000 original issue discount and $15,000 in transactional expenses due to Carebourn, and funding in tranches of $150,000 and $75,000 to the Company, with the initial $150,000 tranche funded to the Company on July 27, 2018. The note bears interest at the rate of 12% per annum, is due and payable on July 24, 2019, and may be converted by Carebourn at any time after funding into shares of Company common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company’s common stock during the 20 prior trading days.

Cash Flows From Operating Activities

During the six months ended June 30, 2018, net cash used by operating activities was $13,765, resulting from our net loss of $49,539, partially offset by non-cash expenses of $12,111 and increases in accounts payable of $22,594 and accrued liabilities of $1,069.

By comparison, during the six months ended June 30, 2017, net cash used by operating activities was $32,125, resulting from our net income of $80,928, non-cash expenses of $16,042, and increases in accounts payable of $11,177 and accrued liabilities of $34,456, offset by non-cash gain of $174,728.

Cash Flows From Investing Activities

During the six months ended June 30, 2018, the Company had no net cash proved by or used in investing activities. During the six months ended June 30, 2017, net cash used by investing activities was $1,500, comprised of an increase in intangible assets.

Cash Flows From Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $13,500, comprised of proceeds from related party notes payable. During the six months ended June 30, 2017, net cash provided by financing activities was $37,300, comprised of proceeds from issuance of common stock of $40,300, partially offset by repayment of related party notes payable of $3,000.

Factors That May Affect Future Results

Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to, our ability to obtain the equity funding or short-term borrowings necessary to market and launch our products, our ability to successfully serially produce and market our products; our success establishing and maintaining collaborative licensing and supplier arrangements; the acceptance of our products by customers; our continued ability to pay operating costs; our ability to meet demand for our products; the amount and nature of competition from our competitors; the effects of technological changes on products and product demand; and our ability to successfully adapt to market forces and technological demands of our customers.

Recent Accounting Pronouncements

The Company has provided a discussion of recent accounting pronouncements in Note 2 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: the Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about May 11, 2018, the Company issued 28,358,000 shares of common stock as settlement of deferred compensation and notes payable to the officers and directors of the Company at that time, and in recognition of the upcoming cancellation of the PSF, Inc. preferred shares in connection with the Merger described above. The issuances to the former officers and directors of the Company were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders were considered accredited investors, there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6: Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Title of Document

2.1	Merger Agreement (incorporated by reference to Current Report on Form 8-K filed May 1, 2018)

2.2	Amendment No. 1 to Merger Agreement (incorporated by reference to Current Report on Form 8-K/A filed July 13, 2018)

3.1	Restated Certificate of Incorporation (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

3.2	Amended Bylaws (incorporated by reference to Annual Report on Form 10-KSB filed March 29, 2001)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Current Report on Form 8-K filed July 24, 2018)

3.4	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Current Report on Form 8-K filed July 24, 2018)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Convertible Promissory Note dated July 14, 2018

99.2	Convertible Promissory Note dated July 14, 2018

99.3	Convertible Promissory Note dated July 14, 2018

99.4	Convertible Promissory Note dated July 14, 2018

99.5	Convertible Promissory Note dated July 17, 2018, and effective July 18, 2018

99.6	Convertible Promissory Note dated July 24, 2018, and effective July 27, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

__________________________

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DarkPulse, Inc.

Dated: August 15, 2018	By: /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman and CEO
(Principal Executive Officer)

Dated: August 15, 2018	By: /s/ Stephen Goodman
Stephen Goodman
CFO
(Principal Accounting Officer)

