Form 10-Q
period 2018-09-30
DarkPulse, Inc.
filed 2018-11-19
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 000-18730

DarkPulse, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0472109
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 5th Ave, 59th Fl.
New York, NY 10018
(Address of principal executive offices, including zip code)

(800) 436-1436
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 19, 2018, there were 89,680,567 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$159,288	$8,025
Cash held by officer of variable interest entity	–	10,650
Prepaid expenses	746	–
TOTAL CURRENT ASSETS	160,034	18,675

Other Assets, net	409,487	7,275
Patents, net	536,036	537,960
TOTAL ASSETS	$1,105,557	$563,910

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$65,154	$10,000
Convertible Notes, net of discount $704,838 and $0 respectively	124,862	–
Derivative Liability	910,244	–
Accrued Expenses	82,904	33,594
Contract liability, related party	42,000	–
Payroll Liabilities	89,230	–
Due to Related Party	44,096	–
Due to UNB	–	33,385
TOTAL CURRENT LIABILITIES	1,358,489	76,979

Secured Debenture	1,163,655	1,193,015
TOTAL LIABILITIES	2,522,144	1,269,994
Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.01, 250,000,000 shares authorized 89,680,567 and 100 shares issued and outstanding respectively	896,806	–
Treasury Stock, 100,000 shares	(1,000)	–
Convertible Preferred Stock, Series D, par value $0.01, 100,000 shares authorized, 88,235 and 0 shares issued and outstanding respectively	883	–
Paid in capital in excess of par value	859,481	–
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	25,808
Accumulated other comprehensive income	328,268	298,909
Accumulated deficit	(3,488,586)	(1,030,800)
TOTAL STOCKHOLDERS' DEFICIT	(1,416,587)	(706,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,105,557	$563,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2018	2017	2018	2017
REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative expenses	281,996	12	1,909,547	12
Research and development	–	–	–	33,385
Depreciation	–	–	1,806	–
Amortization of patents	18,216	12,757	43,730	38,271
TOTAL OPERATING EXPENSES	300,212	12,769	1,955,083	71,668

OPERATING LOSS	(300,212)	(12,769)	(1,955,083)	(71,668)

OTHER INCOME (EXPENSE):
Interest expense	(139,961)	(12,235)	(164,990)	(19,734)
Loss on convertible notes	(916,977)	–	(916,977)	–
Gain on change in fair market values of derivative liabilities	689,949	–	689,949	–
Loss on merger	(110,685)	–	(110,685)	–
TOTAL OTHER EXPENSE	(477,674)	(12,235)	(502,703)	(19,734)

NET LOSS	(777,886)	(25,004)	(2,457,786)	(91,402)
Net Loss attributable to noncontrolling interests in variable interest entity and subsidiary	100	–	11,172	–
Net loss attributable to Company stockholders	$(777,786)	$(25,004)	$(2,446,614)	$(91,402)

LOSS PER SHARE:
Basic and Diluted	$–	$(250)	$(0.03)	$(914)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	89,680,567	100	76,127,111	100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2018	2017	2018	2017

NET LOSS	$(777,786)	$(25,004)	$(2,446,614)	$(91,402)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(20,638)	(47,672)	29,359	(41,958)
COMPREHENSIVE LOSS	$(798,424)	$(72,676)	$(2,417,255)	$(133,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,457,786)	$(91,402)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt discount	205,406	–
Stock based compensation expense	1,602,570	–
Amortization of debt discount	115,678	–
Depreciation and amortization	45,536	38,271
Changes in operating assets and liabilities:
Increase in accounts payable	54,153	–
Increase in contract liability	42,000	–
Increase in payroll liabilities	89,230	–
Increase in accrued liabilities	49,310	19,734
Decrease in cash held by officer of VIE	10,650	–
Increase in prepaid expenses	(746)	–
Due to UNB	–	33,385
Net Cash Used by Operating Activities	(243,999)	(12)

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-controlling interest	(38,247)	–
Investment in patents	(141,223)	–
Net Cash Used by Investing Activities	(179,470)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	572,072	–
Payments on convertible notes	(8,050)	–
Proceeds from related party payable	44,096	40
Cash payments on note payable	(33,386)	–
Additional paid in capital	–	30
Net Cash Provided by Financing Activities	574,732	70

Net Cash Increase (Decrease)	151,263	58
Cash, Beginning of Period	8,025	–
Cash, End of Period	$159,288	$58

Supplementary Cash Flow Information:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

DarkPulse, Inc. ("DPI" or "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc ("Klever"). Its principal subsidiary, DarkPulse Technologies Inc. ("DPTI"), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. DPI is comprised of two security platforms: Fiber and Ultra-High Sensitivity Sensors ("UHSS").

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving Klever as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. as its wholly owned subsidiary. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018, and the name of the Company was subsequently changed to DarkPulse, Inc. With the change of control of the Company, the Merger is being be accounted for as a recapitalization in a manner similar to a reverse acquisition.

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to DarkPulse, Inc. The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol with the over-the-counter markets has been was changed to DPLS.

The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. DarkPulse patented sensor technologies enable the monitoring of highly dynamic environments due to its more than 200 times greater resolution and eight times greater accuracy.

In December 2010 DPTI entered into an Assignment Agreement with the University of New Brunswick, Canada (“the University”), wherein the University sold, transferred, and assigned certain patents (the "patents") to DPTI in exchange for the issuance of a Debenture to the University in the amount of C$1,500,000 (Canadian dollars). In April 2017 DPTI entered into an Intellectual Property agreement with the University in exchange for the issuance of a replacement Debenture to the University in the amount of US$1,491,923 (C$1,500,000 Canadian dollars). The patents and the Debenture were initially recorded in the Company’s accounts at $1,491,923, based upon the exchange rate between the US dollar and the Canadian dollar on December 16, 2010, the date of the original Debenture. In addition to repayment of principal and interest, the Debenture requires DPTI to pay the University a two percent royalty on sales of any and all products or services which incorporate the patents for a period of five years commencing April 24, 2018, as well as to reimburse the University for its patent related costs.

On September 5, 2017, DarkPulse Technology Holdings Inc. (“Holdings”), a subsidiary of the Company, entered into a Strategic Alliance Agreement with Bravatek Solutions Inc., (“Bravatek”) a Colorado corporation, for the purpose of promoting the Company’s products, and pursuant to which the Company will cross-promote Bravatek’s products and services, and Bravatek will be paid sales commissions for clients introduced to the Company by Bravatek. The Chief Executive Officer of Bravatek is also the Co-Chief Executive Officer of the Company, and therefore Bravatek is a related party to the Company.

On February 8, 2018 the Company formed DarkPulse BVTK, LLC, a Virginia Limited Liability Company (“DPBVTK”), The Company, through DPTI, has a 60% equity interest in the entity, and Bravatek has a 40% interest. The purpose of this joint venture is to develop, market, and sell products and services based on the Company's patented BOTDA dark-pulse technology ("Licensed Technology"). Both the CEO of the Company and the CEO of Bravatek manage the day to day operations of the joint venture. DPBVTK is considered a variable interest entity, of which Bravatek is considered the primary beneficiary. The Company's interest in DPBVTK is accounted for using the equity method of accounting. The Company has granted DPBVTK a revocable royalty-free non-exclusive license to use the Licensed Technology in the North America, Asia, and European government, military and critical infrastructure/key resources market segments. The initial cash contribution to DPBVTK from Bravatek was $10,000, and the initial cash contribution to DPBVTK from the Company was $100. As of September 30, 2018, Bravatek has contributed cash totaling $87,000 to DPBVTK.

On April 27, 2018, DPTI issued 782 shares of common stock to five individuals and two entities, and reserved approximately 118 shares of common stock for an employee stock compensation plan. The 782 shares have been independently valued at $1,602,570. At the closing of the Merger described above, the 782 common shares of DPTI were exchanged for 78,231 shares of the Company's Series D preferred stock.

On May 10, 2018, Holdings and DPBVTK executed a six month option agreement and paid the fee of $5,000 to the Battelle Memorial Institute ("Battelle"), pursuant to which the Company acquired an option to negotiate a license conveying the following rights: (1) an exclusive royalty bearing license to make, have made, use and sell Battelle Licensed Products in Chemical Warfare Agent detection, and (2) a non-exclusive royalty bearing license to make, have made, use and sell Battelle Licensed Products in explosive detection and illicit drug detection. The Licensed Products utilize new ultra high sensitivity sensors ("UHSS") for detecting drugs, explosives, and chemical warfare agents. Battelle operates the Pacific Northwest National Laboratory (PNNL) under contract from the US Department of Energy (DOE). The portfolio of patents covered by the agreement provide the Company with the opportunity to improve trace detection needed by governments and private sector organizations throughout the world. The option term may be extended by mutual agreement of Battelle and Holdings.

On May 11, 2018, Holdings and DPBVTK entered into an Assignment Agreement whereby Holdings assigned to DPBVTK the exclusive rights obtained under its option agreement with Battelle for DPBVTK to solicit research and development contracts with the United States government and its agencies for future inventions and products developed based upon the exclusive rights. The $5,000 option fee is being treated as an investment in DPBVTK, included in other assets on the accompanying condensed consolidated balance sheet, and the Company's portion of losses of the joint venture will be applied against this investment.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding needed to finalize development of the Company’s technology and to commercialize its product in a profitable manner.

The accompanying unaudited, condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2017 financial statements reported on Form 8-K. Operating results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the notes to the Company’s audited financial statements included in its December 31, 2017 financial statements on Form 8-K.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the 9 months ended September 30, 2018, the Company did not generate any revenues and reported a net loss of $2,446,614. As of September 30, 2018, the Company’s current liabilities exceeded its current assets by $1,198,454. As of September 30, 2018, the Company had $159,288 of cash.

The Company will require additional funding during the next six months to finance the growth of its operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations. However, management cannot make any assurances that such financing will be secured.

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company has equity interests in the following entities, whose operations are consolidated into these financial statements:

DarkPulse Technologies Inc., a New Brunswick, Canada corporation, a wholly owned subsidiary, incorporated December 16, 2010.

DPTI owns 100% of DarkPulse Technology Holdings Inc, a New York corporation, incorporated July 6, 2017.

DPTI indirectly owns 37.572% of DarkPulse Technologies International Inc, (“DPTINY”) a New York corporation, incorporated on September 7, 2017. On or about September 18, 2017 DPTI entered into a shareholder agreement with 3 investors, whereby DPTI would own 50.2% of DPTINY and the investors would own 49.8%. On or about October 3, 2017, another investor entered into an agreement with DPTINY to fund it $37,500 for a 0.5% equity interest in DPTINY. On December 26. 2017 the DPTI CEO incorporated another corporation named DarkPulse Technologies International Inc, ("DPTIDel") in Delaware. On or about April 16, 2018 seven investors and DPTI entered into a new agreement whereby it was agreed that the investors would own 62.428% of DPTIDel, and the September 18, 2017 agreement with respect to DPTINY was considered null and void. Accordingly, the funding of $37,500 to DPTINY in October 2017 has been converted to an equity interest in DPTIDel as of April 2018. As of April 16, 2018, DPTI owns approximately 37.572% of the shares of common stock of DPTIDel and 100% of the issued shares of Series A Preferred Stock of DPTIDel, pursuant to which the Company controls both DPTIDel and DPTINY.

The Company does not own any interest in DarkPulse East LLC, (“DPE”) an entity organized on December 8, 2017, in Russia, by two of the shareholders of DPTIDel, to act as a sales organization to promote the Company's products within Russia. Each of the two shareholders own 50% interest in DPE. During November and December 2017 DPTINY funded DarkPulse East LLC a total of $20,650 to establish and launch the Company's business in Russia. The Company is considered to be the primary beneficiary of DPE based on implicit obligations to fund it, and accordingly, the operations of DPE are consolidated into these financial statements. As of September 30, 2018, assets of the DPE were $0, and the liabilities to third parties were $0. The Company is not liable for obligations of DPE, and creditors of DPE do not have recourse to the general credit of the Company.

On February 8, 2018, DPTI formed DarkPulse BVTK, LLC, a Virginia Limited Liability Company, The Company has a 60% equity interest in the entity, and Bravatek Solutions, Inc ("Bravatek") has a 40% interest. The purpose of this joint venture is to develop, market, and sell products and services based on the Company's patented BOTDA dark-pulse technology. Both the CEO of the Company and the CEO of Bravatek manage the day to day operations of the joint venture. The operations of DPBVTK are not consolidated into these financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to: the valuation of intangible assets, estimates of tax assets, and the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term. Accordingly, actual results could differ significantly from estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents.

Risks related to cash

The Company maintains cash in bank and deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Intangible Assets

The Company reviews intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of September 30, 2018, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

The DPTI issued patents cover a System and Method for Brillouin Analysis, a System and Method for Resolution Enhancement of a Distributed Sensor, and a Flexible Fiber Optic Deformation System Sensor and Method. Maintenance of intellectual property rights and the protection thereof is important to our business. Any patents that may be issued may not sufficiently protect the Company's intellectual property and third parties may challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. Further, the Company may be required to enforce its intellectual property or other proprietary rights through litigation, which, regardless of success, could result in substantial costs and diversion of management's attention. Additionally, there may be existing patents of which the Company is unaware that could be pertinent to its business, and it is not possible to know whether there are patent applications pending that the Company's products might infringe upon, since these applications are often not publicly available until a patent is issued or published.

During the nine months ended September 30, 2018, the Company had patent amortization costs totaling $38,271 on the DPTI technology and $5,459 on its software patents. For the nine months ended September 30, 2017, the Company had patent amortization costs on its intrusion detection technology totaling $38,271.

During the three months ended September 30, 2018, the Company had patent amortization costs totaling $38,271 on the DPTI technology and $5,459 on its software patents. For the three months ended September 30, 2017, the Company had patent amortization costs on its intrusion detection technology totaling $12,757 and $0 on its software patents. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years,

The following is a summary of the DPTI patents as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Historical cost	$931,502	$895,155

Accumulated amortization	(395,466)	(357,195)

Carrying Value	$536,036	$537,960

Future expected amortization of intangible assets is as follows:

Year Ending September 30,
2018	$12,757
2019	51,028
2020	51,028
2021	51,028
2022	51,028
Thereafter	282,820
$499,689

Intangible Assets - Capitalized software, trademarks, and other patents

Capitalized software development costs, and other patents and trademarks, were acquired in the reverse merger with Klever and are stated at cost, net of prior impairment charges.

	September 30, 2018	December 31, 2017

Capitalized software development costs	$262,243	$262,243
Patents and trademarks	168,564	168,564
Accumulated amortization of patents and trademarks	(131,667)	(114,097)

	$299,140	$316,710

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the nine months ended September 30, 2018 and 2017, and no amortization expense for software development costs was recorded for the three and nine months ended September 30, 2018 and 2017.

The costs of patents and trademarks related to the Company's software are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Amortization expense for patents and trademarks related to the Company's software was $5,459 and $8,429 for the three months ended September 30, 2018 and 2017, respectively, and $17,570 and $24,471 for the nine months ended September 30, 2018 and 2017, respectively.

Intangible assets are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered.

Foreign Currency Exchange Rate Policy

The company translates monetary assets and liabilities (any item paid for or settled in foreign currency) into the United States Dollar at exchange rates prevailing on the balance sheet date. Non-monetary assets and liabilities are translated at the historical rate in effect when the transaction occurred. Revenues and expenses are translated at the spot rate on the date the transaction occurred. Exchange gains and losses from the translation of monetary items are included in unrealized gain/loss on Foreign Exchange as Other Comprehensive Loss.

The following table discloses the dates and exchange rates used for converting Canadian Dollar amounts to U.S. Dollar amounts disclosed in the balance sheet and the statement of operations.

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on December 30, 2017, and September 30, 2018 was $0.795343, and $0.775151 respectively. The average rate for the three months ended September 30, 2017 and 2018 were $0.797222 and $0.766029 respectively. The average rate for the nine months ended September 30, 2017 and 2018 were $0.768782 and $0.776048 respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the "more likely than not" criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the year 2018. The Company has filed tax returns in Canada for the years ending December 31, 2016, 2015, 2014, and 2013, and they are still subject to audit.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accruals approximate their fair values because of the short maturity of these instruments. The Company believes the carrying value of its secured debenture payable approximates fair value because the terms were negotiated at arms length.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the nine months ended September 30, 2018, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding convertible preferred stock and stock options.

For the three months and nine months ended September 30, 2017, there were no stock options nor convertible preferred stock outstanding. For the three months and nine months ended September 30, 2018, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 127,324,092 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 3 - DEBENTURE

DPTI issued a convertible Debenture to the University (see Note 1) in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on September 30, 2018, the quarterly principal repayment amounts will be US$48,447. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the nine months ended September 30, 2018, and September 30, 2017, were $29,359 and ($41,958) respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the nine months ended September 30, 2018, and 2017, the Company recorded interest expense of $166,990 and $19,734, respectively. For the three months ended September 30, 2018, and 2017 the Company recorded interest expense of $139,961 and $12,235, respectively.

As of September 30, 2018 the debenture liability totaled $1,163,655, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending September 30,
2019	$0
2020	0
2021	0
2022	0
2023 and after	$1,163,655
Total	$1,163,655

NOTE 4 - STOCKHOLDERS' DEFICIT

Common stock

On April 27, 2018, DPTI issued 782 shares of common stock to five individuals and two entities, and reserved approximately 118 shares of common stock for an employee stock compensation plan. The 782 shares have been independently valued at $1,602,570. At the closing of the Merger described above, the 782 common shares of DPTI were exchanged for 78,231 shares of the Company's Series D preferred stock. The total outstanding 882 common shares of DPTI were exchanged for 88,235 shares of the Company's Series D Preferred stock on July 18, 2018, as per the Merger described above. Each preferred share is currently convertible into approximately 5,760 shares of common stock. As of September 30, 2018, there were 89,680,567 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

NOTE 5 – REVERSE ACQUISITION

Effective April 27, 2018, the Company, formerly known as Klever Marketing, Inc. ("Klever"), entered into a Merger Agreement with DarkPulse Technologies Inc., pursuant to which the DarkPulse Technologies Inc. shareholders agreed to contribute 100% of the outstanding securities of DarkPulse Technologies Inc. in exchange for an aggregate of 88,235 shares of our Series D Preferred Stock. Following the closing, DarkPulse Technologies Inc. became a wholly owned subsidiary and the DarkPulse Technologies Inc. shareholders became DarkPulse, Inc. stockholders and control the Company through the ownership of the outstanding preferred stock.

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with FASB ASC Topic 805. DarkPulse Technologies Inc. is the acquirer solely for financial accounting purposes. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the reverse acquisition.

Capitalized software	$262,243
Patents and trademarks, net	42,356
Total assets acquired	304,599
Total liabilities assumed, due to former management	150,000
Total assets less liabilities assumed	154,599
Net assets attributed to non-controlling interests (Klever shareholders)	23,190
Net assets acquired	131,409
Consideration (1)	131,409

(1) The fair value of the consideration effectively transferred, $131,409, was measured based on the net asset value of the Klever Marketing, Inc. assets immediately before the transaction.

The merger agreement was modified on June 29, 2018. The Company secured financing for the closing of the Merger, and it closed on July 18, 2018. On July 20, 2018, Klever's name was changed to DarkPulse Inc., ("DPI") and on September 4, 2018, DarkPulse. Inc.'s stock symbol was changed to DPLS. On August 17, 2018, the Merger Agreement was amended effective July 18, 2018, to effect the merger by share exchange instead of by subsidiary merger. On July 18, 2018, the 882 outstanding common shares of DarkPulse Technologies Inc. were exchanged for 88,235 shares of Klever Marketing Inc. Series D Preferred Stock. The Company is now a wholly owned subsidiary of DPI, a publicly traded company incorporated in Delaware. Terms of the Merger Agreement were that all outstanding liabilities of Klever would be settled in full prior to the merger, with the single exception for two year notes to be issued to the prior management of Klever in the total amount of $150,000 at zero percent interest. Additionally, all outstanding shares of preferred stock would be retired and cancelled, and in May of 2018 approximately 28,358,000 shares of common stock would be issued to the former management, who were also the shareholders of the preferred shares to be cancelled. At the closing of the merger, the Klever common stockholders owned approximately 15% of the ownership of the merged entity, and the DarkPulse Technologies Inc. shareholders owned approximately 85% of the entity. The intellectual property assets of Klever remained in the merged entity. Cash assets in the Klever bank account were used to settle the prior outstanding liabilities, and were not for the benefit of the newly merged entity.

The tables below represent the pro forma financial statements for the year ended December 31, 2017, and the three and nine months ending September 30, 2018, assuming the reverse acquisition had occurred on January 1, 2017, pursuant to ASC Subtopic 805-10-50. The historical financial information has been derived from the financial statements of DarkPulse Technologies Inc., as filed on November 19, 2018, in the Company’s Form 8K-A and the audited financial statements of Klever. The financial information has been adjusted to give pro forma effect to events that are directly attributable to the reverse merger, are factually supportable and, in the case of the pro forma statements of operations, have a recurring impact. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable.

This pro forma information does not purport to represent what the actual results of our operations would have been had the reverse acquisition occurred on January 1, 2017.

Pro Forma Consolidated Balance Sheet as of December 31, 2017

	DarkPulse Technologies Inc.	Klever Marketing, Inc.	Adjustments	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$18,675	$2,498	$(2,498)	$18,675
Total current assets	18,675	2,498	(2,498)	18,675

Other assets:	7,275	–	–	7,275
Patents, net	537,960	316,710	–	854,670
Total other assets	545,235	316,710	–	861,945

Total assets	$563,910	$319,208	$(2,498)	$880,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$43,594	$710,997	$(710,997)	$43,594
Short term debt	33,385			33.385
Preferred stock dividends	–	2,546	(2,546)	–
Related party payable	–	38,000	(38,000)	–

Total current liabilities	76,979	751,543	(751,543)	76,979

Long term liabilities	1,193,015		150,000	1,343,015

Total liabilities	1,269,994	751,543	(601,543)	1,419,994

Stockholders’ deficit:
Preferred stock	–	5,094	(5,094)	–
Common stock	–	613,226	283,580	896,806
Additional paid in capital	–	18,389,162	19,438,817	1,049,655
Non-controlling interest in Variable Interest Entity and subsidiary	25,808	–	–	25,808
Treasury stock	–	(1,000)	–	(1,000)
Accumulated other comprehensive income	298,908	–	–	298,908
Accumulated deficit	(1,030,800)	(19,438,817)	(19,438,817)	(1,030,800)

Total stockholders’ deficit	(706,084)	(432,335)	599,045	(539,374)

Total liabilities and stockholders’ deficit	$563,910	$319,208	$(2,498)	$880,620

Proforma Consolidated Income Statement for the three and nine months ended September 30, 2018

	For the three months ended September 30, 2018
	DarkPulse	Klever
	Technologies, Inc.	Marketing Inc.	Adjustments	Consolidated
Revenues	$–	$–	$–	$–
Operating expenses
General and administrative	281,996	48,242	–	330,238
Research and development	–	228	–	228
Amortization/Impairment expense	18,216	–	–	18,216
Marketing	–	–	–	–
Total operating expenses	300,212	48,470	–	348,682
Loss from operations	(300,212)	(48,470)	–	(348,682)
Other income (expense)
Interest and other income	–	–	–	–
Interest expense	(139,961)	(1,069)	–	(141,030)
Loss on convertible notes	(916,977)	–	–	(916,977)
Gain on change in fair market values of derivative securities	689,949	–	–	689,949
Loss on merger	(110,685)	–	–	(110,685)
Total other income (expense)	(477,674)	(1,069)	–	(478,743)
Loss before income taxes	(777,886)	(49,539)	–	(827,425)
				–
Income tax benefit (provision)	–	–	–
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	100	–	–	100
Net loss attributable to Company shareholders	$(777,786)	$(49,539)	$–	$(827,325)

	For the nine months ended September 30, 2018
	DarkPulse	Klever
	Technologies, Inc.	Marketing Inc.	Adjustments	Consolidated
Revenues	$–	$–	$–	$–
Operating expenses
General and administrative	1,909,547	48,242	–	1,957,789
Research and development	–	228	–	228
Amortization/Impairment expense	43,730	–	–	43,730
Depreciation	1,806	–	–	1,806
Total operating expenses	1,955,089	48,470	–	2,003,553
Loss from operations	(1,955,089)	(48,470)	–	(2,003,553)
Other income (expense)
Interest and other income	–	–	–	–
Interest expense	(164,990)	(1,069)	–	(166,059)
Loss on convertible notes	(916,977)	–	–	(916,977)
Gain on change in fair market values of derivative securities	689,949	–	–	689,949
Loss on merger	(110,685)	–	–	(110,685)
Total other income (expense)	(502,703)	(1,069)	–	(503,772)
Loss before income taxes	(2,457,786)	(49,539)	–	(2,507,325)
Income tax benefit (provision)	–	–	–	–
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	11,172	–	–	11,172
Net loss attributable to Company shareholders	$(2,446,614)	$(49,539)	$–	$(2,496,153)

NOTE 6 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services which incorporate the Company's patents for a period of five years from April 24, 2018.

Potential Commission Payments

The Company, in consideration of the Strategic Alliance Agreement with Bravatek, for the purpose of promoting the Company’s products, will pay Bravatek sales commissions for clients introduced to the Company by Bravatek.

Legal Matters

On October 2, 2018, the Company received a demand for payment from Bravatek Solutions, Inc. for payment in the amount of $35,750 for software services. The Company is not a party to any significant pending legal proceedings, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

During the nine months ended September 30, 2018, two of the officers and directors of the Company advanced personal funds in the amount of $10,689 for Company expenses, and $10,689 was repaid to them prior to September 30, 2018.

The Co-CEO of the Company is also the CEO of Bravatek, and in May 2018 the Company received $42,000 for an order from DPBVTK, a joint venture partner related party for a demonstration unit, to be used in their marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of September 30, 2018.

NOTE 8 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security and September 30, 2018. Management determined the expected volatility at 259%, a risk free rate of interest of 2.48%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Amortization	Initial	Q3 change	Derivative Balance
	Amount	of Discount	Loss	in FMV	9/30/2018
	$189,750	$38,990	$423,572	$(376,313)	$237,009
	201,000	37,447	406,460	(357,702)	249,758
	97,000	21,614	41,635	(48,396)	90,239
	100,000	2,198	27,073	(17,410)	109,663
	100,000	1,916	35,471	(27,004)	108,467
	29,250	2,726	(2,470)	(3,302)	23,478
	49,726	4,694	(3,609)	(5,957)	40,160
	41,774	3,943	(3,032)	(4,940)	33,802
	29,250	2,150	(8,123)	(3,459)	17,668
Subtotal	820,516	115,678	916,977	689,949	910,244
Transaction expense	–	–	–	51,250	–
	$820,516	$115,678	$916,977	$741,199	$910,244

On July 17, 2018, The Company entered into a securities purchase agreement with Carebourn Capital L.P., (“Carebourn”) issuing to Carebourn a convertible promissory note in the aggregate principal amount of $189,750 with a $24,750 original issue discount and $15,000 in transactional expenses due to Carebourn. The note bears interest at 12% per annum and may be converted into common shares of DPI's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the DPI's common stock during the 20 prior trading days.

On July 27, 2018, The Company entered into a securities purchase agreement with Carebourn, issuing to Carebourn a convertible promissory note in the aggregate principal amount of $276,000 with a $36,000 original issue discount and $15,000 in transactional expenses due to Carebourn. The note bears interest at 12% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of the date the consolidated financial statements were available for issuance, DPI received $150,000 net cash, and $75,000 is due to be received.

On August 20, 2018, the Company entered into a securities purchase agreement with More Capital LLC, ("More") issuing to More a convertible promissory note in the aggregate principal amount of $152,000 with a $20,000 original issue discount and $7,000 in transactional expenses due to More. The note bears interest at 12% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of the date the consolidated financial statements were available for issuance, DPI received $70,000 net cash, and $55,000 is due to be received.

On September 24, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC, (“Auctus”) issuing to Auctus a convertible promissory note in the aggregate principal amount of $100,000 with $10,250 in transactional expenses due to Auctus and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $89,750 net cash on September 27, 2018.

On September 25, 2018, the Company entered into a securities purchase agreement with EMA Financial, LLC, (“EMA”) issuing to EMA a convertible promissory note in the aggregate principal amount of $100,000 with a 6% original issue discount and $4,000 in transactional expenses due to EMA. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to the lower of current market price, $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $90,000 net cash on September 28, 2018.

As of September 30, 2018 and 2017 respectively, there was $124,862 and $0 of convertible debt outstanding, net of debt discount of $912,382, and $0, As of September 30, 2018 and 2017 respectively, there was derivative liability of $910,244 and $0 related to convertible debt securities.

NOTE 9 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2018 and December 31, 2017 respectively, there were 88,235 and 0 total preferred shares issued and outstanding for all classes.

On July 12, 2018, the Company filed a Certificate of Designation with the State of Delaware amending the designation of its previously designated “Class D Voting Preferred Stock,” designating 100,000 shares of the Company’s preferred stock as “Series D Preferred Stock.” Each share of Series D Preferred Stock entitles the holder to 6,000 votes on all matters submitted to a vote of the Company’s stockholders and is convertible at the election of the holder into a number of shares of common stock equal to the number of outstanding shares of common stock of the Company multiplied by 5 ⅔, divided by the number of outstanding shares of Series D Preferred Stock. All of these shares are owned by the Company's management, with control ownership held by the Company's CEO.

NOTE 10 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2018 and December 31, 2017 respectively, there were 89,680,567 and 100 common shares issued and outstanding.

During the nine months ended September 30, 2018, the Company issued 28,358,000 shares of common stock as settlement of deferred compensation and notes payable to former officers and directors of the Company in the total amount of $558,745.74, and in recognition of the upcoming cancellation of the PSF, Inc. preferred shares.

NOTE 11 – STOCK OPTIONS

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

During the nine months ended September 30, 2018, the Company did not issue any stock options and had no stock options outstanding at September 30, 2018.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

On September 24, 2018, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC, (“FirstFire”) issuing to FirstFire a convertible promissory note in the aggregate principal amount of $247,500, with a $22,500 original issue discount and $5,000 in transactional expenses due to FirstFire's counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to the lower of $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $220,000 net cash on October 9, 2018.

On October 2, 2018, the Company received a demand for payment from Bravatek Solutions, Inc. for payment in the amount of $35,750 for software services.

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

On April 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving the Company as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. (“DPT”) as its wholly owned subsidiary. DarkPulse is involved in the development and marketing of certain unique and proprietary fiber optic-based sensing devices and ultra-high sensitive sensors for detection of trace narcotics, chemicals and explosives. DarkPulse does not have current revenues, but anticipates revenues by the end of the first quarter 2019. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018. The Merger resulted in a change of control of the Company and is being accounted for as a recapitalization in a manner similar to a reverse acquisition.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2018, the Company did not generate any revenues and reported a net loss of $2,446,614. As of September 30, 2018, the Company’s current liabilities exceeded its current assets by $1,198,454. As of September 30, 2018, the Company had $159,288 of cash.

The Company will require additional funding during the next six months to finance the growth of its operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for three months ended September 30, 2018, increased by $281,984 to $281,996 from $12 for the three months ended September 30, 2017. Similarly, general and administrative expenses for nine months ended September 30, 2018 increased by $1,909,535 to $1,909,547 from $12 for the nine months ended September 30, 2017. The Company was actively preparing to commercialize it patented technology during the early months of 2017, renegotiated the debenture with UNB, and incorporated three subsidiaries during the second half of 2017. There were no revenues and all expenses during that time were related to the Company's patented technology.

Amortization of patents expense for three months ended September 30, 2018, increased by $5,459 to $18,216 from $12,757 for the three months ended September 30, 2017. Similarly, amortization of patents expenses for nine months ended September 30, 2018 increased by $5,459 to $43,730 from $38,271 for the nine months ended September 30, 2017.

Depreciation expense for three months ended September 30, 2018 and 2017 was $0 and $0 respectively. Depreciation expense for nine months ended September 30, 2018 increased by $1,806 to $1,806 from $0 for the nine months ended September 30, 2017. No depreciation was recorded during the three months ended September 30, 2018, as the relevant asset was being improved and field tested. Management is actively pursuing an opportunity to sell the asset as part of its first commercial sales contract.

Research and development expenses are currently not material to our operations and totaled $0 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $0 and $33,385 for the nine months ended June 30, 2018 and 2017, respectively.

Other Income (Expense)

Interest expense was $139,961 and $12,235 for the three months ended September 30, 2018 and 2017, respectively, and $164,990 and $19,734 for the nine months ended September 30, 2018 and 2017, respectively.

Loss on convertible notes expense was $916,977 for both the three and nine months ended September 30, 2018. Gain on change in fair market value of derivative liabilities was $689,949 for both the three and nine months ended September 30, 2018.

Loss on merger was $110,685 for both the three and nine months ended September 30, 2018.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $777,786 and $25,004 for the three months ended September 30, 2018 and 2017, respectively. We reported a net loss of $2,446,614 and $91,402 for the nine months ended September 30, 2018 and 2017 respectively.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses. During the nine months ended September 30, 2018, the Company received cash proceeds from the issuance of convertible debt securities in the amount of $572,072.

As of September 30, 2018, we had cash of $159,288, compared to $18,675 as of December 31, 2017. As of September 30, 2018, our current liabilities exceeded our current assets by $1,208,737.

Cash Flows From Operating Activities

During the nine months ended September 30, 2018, net cash used by operating activities was $243,999, resulting from our net loss of $2,457,786 and an increase in prepaid expenses of $$746. offset by non-cash stock based compensation expense of $1,602,570, amortization expense of $161,214, debt discount of $205,406, the receipt of contract liability deferred income from a related party in the amount of $42,000, increases in payroll liabilities of $89,230, accounts payable of $54,153, and accrued liabilities of $49,310, a decrease in cash held by an officer of a VIE of $10,650.

By comparison, during the nine months ended September 30, 2017, net cash used by operating activities was $12, resulting from our net loss of $91,402, offset by non-cash amortization expense of $38,271, an increase in accrued interest of $19,734, and an increase in short term debt due on our long term debenture in the amount of $33,385.

Cash Flows From Investing Activities

During the nine months ended September 30, 2018, the Company used $179,470 in investing activities, comprised of patents and trademarks in the amount of $141,223, and a non-controlling interest in the amount of $38,247. .During the nine months ended September 30, 2017, Company had no net cash provided by or used in investing activities.

Cash Flows From Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $574,732, comprised of proceeds from the issuance of convertible debt in the amount of $572,072, proceeds from a related party payable of $44,096, offset by payments on convertible debt of $8,050, and cash payment on a note payable of $33,386. During the nine months ended September 30, 2017, net cash provided by financing activities was $70, comprised of proceeds from issuance of common stock of $70.

Factors That May Affect Future Results

Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to, our ability to obtain the equity funding or borrowings necessary to market and launch our products, our ability to successfully serially produce and market our products; our success establishing and maintaining collaborative licensing and supplier arrangements; the acceptance of our products by customers; our continued ability to pay operating costs; our ability to meet demand for our products; the amount and nature of competition from our competitors; the effects of technological changes on products and product demand; and our ability to successfully adapt to market forces and technological demands of our customers.

Recent Accounting Pronouncements

The Company has provided a discussion of recent accounting pronouncements in Note 2 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: the Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. During February through April 2018, the Company recruited new senior management, including a new Chief Financial Officer. The Company is no longer using an outside consultant to assist in preparation of the financial statements, and has identified a material weakness related to the calculation of complex debt accounting for financial statement preparation. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 2, 2018, the Company received a demand for payment from Bravatek Solutions, Inc. for payment in the amount of $35,750 for software services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, we had no unregistered sales of equity securities.

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

DarkPulse, Inc.

Dated: November 19, 2018	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman and CEO
(Principal Executive Officer)

Dated: November 19, 2018	By: Stephen Goodman
Stephen Goodman
CFO
(Principal Accounting Officer)

