Form 10-K
period 2018-12-31
DarkPulse, Inc.
filed 2019-04-16
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18730

DarkPulse, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0472109
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 5th Ave 59th Floor New York, NY	10018
(Address of Principal Executive Offices)	(Zip Code)

(800) 436-1436

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock owned by non-affiliates, based on the closing price of $0.0035 as quoted on OTC Markets, on April 12, 2019, is $357,592. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. The number of common shares held by non-affiliates of the Registrant totaled 102,168,914.

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of April 12, 2019, was 102,168,914.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐   No  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for DarkPulse, Inc. (“DPI”, “DarkPulse” or the “Company”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

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

ii

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to DarkPulse Inc, Inc., a Delaware corporation.

Corporate Overview

Organization

DarkPulse, Inc. ("DPI", “DarkPulse” or the "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc ("Klever"). Its principal wholly-owned subsidiary, DarkPulse Technologies Inc. ("DPTI"), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. DPI is comprised of two security platforms: Fiber and Ultra-High Sensitivity Sensors ("UHSS").

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving Klever as the surviving parent corporation and acquiring DPTI as its wholly-owned subsidiary. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018, and the name of the Company was subsequently changed to DarkPulse, Inc. With the change of control of the Company, the Merger was accounted for as a recapitalization in a manner similar to a reverse acquisition.

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to DarkPulse, Inc. The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol was changed to DPLS.

The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

In December 2010 DPTI entered into an Assignment Agreement with the University of New Brunswick, Canada (“the University”), pursuant to which the University sold, transferred, and assigned to the Company certain patents related to the University’s BOTDA dark-pulse technology (the "Patents") in exchange for the issuance of a debenture to the University in the amount of C$1,500,000 (Canadian dollars). In April 2017, DPTI entered into an Intellectual Property agreement with the University in exchange for the issuance of a replacement debenture to the University in the amount of US$1,491,923 (the “Debenture”). The Patents and the Debenture were initially recorded in the Company’s accounts at $1,491,923, based upon the exchange rate between the US dollar and the Canadian dollar on December 16, 2010, the date of the original debenture. In addition to the repayment of principal and interest, the Debenture requires DPTI to pay the University a two percent royalty on sales of any and all products or services which incorporate the Patents for a period of five years commencing on April 24, 2018, as well as to reimburse the University for its patent-related costs.

On September 5, 2017, DarkPulse Technology Holdings Inc. (“Holdings”), a wholly-owned subsidiary of the Company, entered into a Strategic Alliance Agreement with Bravatek Solutions Inc., a publicly-held Colorado corporation (“Bravatek”), pursuant to which Bravatek was to promote the company’s products and the Company was to cross-promote Bravatek’s products and services, and Bravatek would be paid sales commissions for customers introduced to the Company by Bravatek.

On February 8, 2018, the Company formed DarkPulse BVTK, LLC, a Virginia Limited Liability Company (“JV Entity”). The Company, through its wholly-owned subsidiary DPTI, holds a 60% equity interest in the JV Entity, and Bravatek has a 40% interest. The primary business purpose of the JV Entity was to develop, market, and sell products and services based on the Company's patented BOTDA dark-pulse technology ("Licensed Technology"). Both the CEO of the Company and the CEO of Bravatek were to manage the day to day operations of the JV Entity. The JV Entity is considered a variable interest entity, of which Bravatek is considered the primary beneficiary. The Company's interest in JV Entity is accounted for using the equity method of accounting. The Company previously granted the JV Entity a revocable, royalty-free non-exclusive license to use the Licensed Technology in North America, Asia, and European government, military and critical infrastructure/key resources market segments. The initial cash contribution to JV Entity from Bravatek was $10,000, and the initial cash contribution to JV Entity from the Company was $100. As of December 31, 2018, Bravatek contributed cash totaling $87,000 to the JV Entity. On March 26, 2019, DPTI informed the JV Entity and Bravatek that, effective immediately, DPTI was revoking from the JV Entity the revocable Licensed Technology exclusively owned by DPTI and the Company, as further described herein under “Note 14 - Subsequent Events”.

Our Business

The Company offers a full suite of engineering, installation and security management solutions to industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end-user customer.

Historically, distributed sensor systems have been too costly, slow and limited in their capabilities to attain widespread use. In addition, Brillouin-based sensors have been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length has also limited the use of distributed sensor systems. Due to these shortcomings, existing technologies are unable to succeed within today’s dynamic environments, and needs for more advanced sensor technologies have remained unsatisfied.

By contrast to existing technologies, the DarkPulse Technology is a distributed-fiber sensing system, based on dark-pulse Brillouin scattering, which reports in real-time on conditions such as temperature, stress, strain and load, initially for pipeline and mining installations.

DarkPulse Technology’s differentiators from and advantages over existing technologies:

•	Real-time Reporting: Higher data acquisition speeds allowing for structural monitoring of dynamic systems
•	Cost to Customer: Significantly lower acquisition and operating costs
•	Precision: A greater magnitude of precision and spatial resolution than other systems currently available
•	Applications: Wider range of capabilities than other systems currently available
•	Power consumption: Lower power consumption than existing systems allowing for off-grid installations
•	Integration: Capable of integrating with existing systems
•	Central station monitoring

We believe that these key advantages should allow the Company not only to enter existing markets, but more importantly, to open new market opportunities with new applications. The Company intends to leverage new applications to target clients that have been unable to make use of distributed fiber optic technology to date.

Revenue Generation

We intend to generate revenue from the following sources:

•	Hardware equipment sales, warranties, service contracts and licensing to large enterprises and governments.

•	Recurring subscription fees paid by enterprise/government users for access to our 24/7 monitoring services of their critical infrastructure;

•	Recurring subscription fees paid by enterprise/government users for access to our applications by enterprises/governments;

•	Recurring subscription fees paid by enterprise users for access data to stored in the cloud that may be integrated into large, third-party providers such as Oracle, Google Cloud; and Microsoft; among others;

•	Recurring subscription fees paid by enterprise/government users who subscribe to bundled service offerings.

Our Market

Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. Our DarkPulse Technology allows for the monitoring of highly dynamic environments due to its magnitude of increased resolution and greater accuracy. The resulting high speed, real-time monitoring capabilities of our DarkPulse Technology should satisfy a broad range of existing and emerging requirements. Use of the DarkPulse Technology by our customers should result in lower production costs with increased sensing capabilities that can integrate with existing technology and be upgraded cost effectively.

Due to the characteristics of the fiber used in fiber optic sensing, the uses of our DarkPulse Technology are wide ranging. Optical fiber is hard-wearing, which allows it to be used in environments where other technologies fail (for example, at temperatures ranging from -40°C to 300°C and 1000psi). Additionally, DarkPulse Technology’s sensors allow for live sensing due to the speed at which the analysis takes place.

The Company’s management team is continually identifying markets in which our DarkPulse Technology may be readily applied. Once these markets (as described below) have been addressed, our DarkPulse Technology may be adapted and applied to new markets.

Structural Monitoring

•	Buildings and Skyscrapers
•	Bridges, Tunnels and Dams
•	Roads and Railway tracks

Temperature Sensing

•	Fire Alarm and Environment control
•	Low cost and maintenance
•	Long life span
•	Ability to withstand harsh working environment

Security & Defense

•	National Border Protection
•	Protection of Military and other sensitive installations

Consulting Services:

•	Consulting (as stand-alone or presales)
•	Post sales deployment and Support
•	Managed services (monitoring, etc.)

Additional Potential Markets:

•	Monitoring of composite structures in aircraft
•	Dynamic stress monitoring of runways
•	Dynamic ship hull stress monitoring, especially with a view to double-hull oil tankers
•	Smart grid and power conservation applications based on cooling and/or heat proximity – for instance, computer rooms, cell towers for heat soak
•	Monitor low temperatures as part of control systems
•	Monitoring of temperatures in extreme refrigeration environments
•	Avalanche early warning systems
•	Sea defense monitoring

Marketing

We utilize our DarkPulse Technology as the foundation of our ongoing marketing initiatives. Most notably, the greater magnitude of increased capabilities DarkPulse Technology versus existing bright-pulsing technologies. Existing bright-pulse Brillouin-based sensors have historically been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length is also a limiting factor for the use of distributed sensor systems. Because of these shortcomings, existing bright-pulse Brillouin-based technologies are unable to succeed within today’s dynamic environments,which coincides with our DarkPulse Technology’s increased capabilities over bright-pulse systems. Our marketing initiatives include daily, broad-based social media engagement; management of our website; email campaigns, and other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

Competition

The overall optical sensing market is projected to reach USD $3.47 billion by 2023 from USD $1.13 billion in 2016, at a CAGR of 15.47% between 2017 and 2023 [1]. The Company is active in the optical sensing market, including Oil & Gas pipeline health monitoring, National Border Security applications, and the mining industry. We believe that fiber sensing applications which incorporate our DarkPulse Technology may provide significant competitive advantages over structural health monitoring applications offered by the long-term leaders in the field, such as Schlumberger, Hewlett-Packard, and Yokogawa, which collectively account for a significant portion of industry sales. These companies, as well as others, have numerous differences in feature sets and functionality, but all share certain basic attributes: a bright-pulse technology as the core of their systems architecture. An architecture designed using bright-pulsing technology has limited sensing capabilities and resolutions of one meter allowing for mostly long-term quasi-static deployments.

[1] Optical Sensing Market by Industry (Aerospace & Defense, Utilities, Oil & Gas, Medical, Construction, and Consumer Electronics), Application, Method, and Geography - Global Forecast to 202\3

(https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html?gclid=EAIaIQobChMIzrfanf

7P4QIVA0GGCh3jlw7rEAAYASAAEgI9bvD_BwE)

However, the Company utilizes its DarkPulse Technology allowing for multiple applications into those markets unavailable to companies using bright-pulse technology. While many of the companies using bright-pulse technology have attempted to incorporate various sensing techniques into a legacy technology, none have been able to offer the order of magnitude resolutions offered by our DarkPulse Technology. This magnitude in resolution coupled with the DarkPulse Technology’s increased data collection speeds allows our DarkPulse Technology to be installed into areas of the market that our competitors cannot. The Company’s future financial condition and operating results depend on its ability to provide a high-quality solution as well as increased distribution of the solutions in each of the markets in which it competes or intends to compete within.

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition. These markets are characterized by frequent product introductions and rapid technological advances. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price and performance, product quality and reliability, marketing and distribution capability, service and support and corporate reputation.

Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection and copyrights. We have taken security measures to protect our trade secrets and proprietary know-how, to the greatest extent possible. Our means of protecting our proprietary rights may not prove to be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours. Trade secret, patent and copyright laws afford only certain protections for our technology and products. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace.

In addition, any of our products or technology covered by patents or other intellectual property rights, could cause us to be subject to various legal actions. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims.

Research and Development

We incurred $91,301 and $33,385 of research and development expenses during the fiscal years ended December 31, 2018 and 2017 respectively. These funds were primarily used for development of our Erebos BOTDA hardware.

Suppliers

We currently rely on a full-time, dedicated, external team of experienced professionals for the coding and maintenance of our products. We believe we have mitigated the associated risks of managing an external team of software and engineering development professionals by incorporating internal management and oversight, as well as appropriate systems, protocols, controls, and procedures and ensuring that we have access to additional qualified professionals to provide like or complementary services.

Government Regulation

Government regulation is not of significant concern for our business nor is government regulation expected to become an impediment to the business in the near- or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on our business. Our management believes it currently possesses all requisite authority to conduct our business as described in this Annual Report.

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

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2018 and 2017, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, no sales recorded to date, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

Our current operating funds are less than necessary to complete the full development and marketing of our DarkPulse Technology-based systems, and we will need to obtain additional financing in order to complete our business plan.   We currently have minimal operations and we are not currently generating revenue or net income.

Our business plan calls for significant expenses in connection with developing our DarkPulse Technology-based systems and paying our current obligations. The Company currently does not have sufficient funds to pay its obligations. As a result, the Company will require additional financing to execute its business plan through raising additional capital and/or beginning to generate revenue.

We do not currently have any firm arrangements for financing, and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing is subject to a number of factors, including investor acceptance of our DarkPulse Technology and current financial condition as well as general market conditions.  These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. And if additional financing is not arranged, the company faces the risk of going out of business. The Company’s management is currently engaged in actively pursuing multiple financing options in order to obtain the capital necessary to execute the Company’s business plan.

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

Product development is a long, expensive and uncertain process.

The development of DarkPulse Technology-based systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our DarkPulse Technology-based systems and our other businesses. Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

•	failure to obtain the required regulatory approvals for their use;

•	prohibitive production costs;

•	competing products;

•	lack of innovation of the product;

•	ineffective distribution and marketing;

•	lack of sufficient cooperation from our partners; and

•	demonstrations of the products not aligning with or meeting customer needs.

Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our products and/or technology may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products. Significant revenue from new product investments may not be achieved for a number of years, if at all.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. We rely on a combination of patent, trademark and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. We have confidentiality agreements in place with our consultants, customers and certain business suppliers and plan to require future employees to enter into confidentiality and non-compete agreements. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

•	designing and developing products using advanced and unproven technologies in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and
•	designing and developing products to collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of privacy rights, civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances but not in others. We are not able to maintain insurance to protect against all operational risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

We are heavily reliant on Dennis O’Leary, our Chairman and Chief Executive Officer, and the departure or loss of Dennis O’Leary could disrupt our business.

The Company depends heavily on the continued efforts of Dennis O’Leary, Chairman, Chief Executive Officer and a director. Mr. O’Leary is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. We currently do not have an employment agreement with Mr. O’Leary, thus we cannot be certain that he will desire to continue with us for the necessary time it will to complete the product development and initial sales channel development. The departure or loss of Mr. O’Leary, or the inability to hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

The Company believes that control deficiencies exist in our internal control over financial reporting as of December 31, 2018, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

Our largest shareholder beneficially owns approximately 81.29% of our outstanding common stock as of April 15, 2019, as calculated according to voting power. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

On December 13, 2018, the majority stockholders holding a majority of the issued and outstanding voting shares of the Company approved an amendment to the Company’s Certificate of Incorporation, to increase the number of authorized shares of Common Stock from 250,000,000 to 3,000,000,000. We are authorized to issue an aggregate of 3,000,000,000 shares of common stock and 2,000,000 shares of “blank check” preferred stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC Markets under the symbol DPLS. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for sensor technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

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

As an enterprise engaged in the development of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below. As reported herein in “Item 5.  Market For Common Equity and Related Stockholder Matters”, the market price of our common stock has fluctuated significantly.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management team, and increases our expenses. We estimate the Company will incur approximately $200,000 to $300,000 annually in connection with being a public company.

Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
•	institute a more comprehensive compliance function, including with respect to corporate governance; and
•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2019 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock with powers, rights and preferences designated by it.  See “Preferred Stock” in the section of this Current Report titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;

•	our ability to obtain working capital financing;
•	additions or departures of key personnel;

•	sales of our common stock;
•	our ability to execute our business plan;

•	operating results that fall below expectations;
•	loss of any strategic relationship;

•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. It is the Company's position that the Complaint represents a frivolous harassment lawsuit, and the Company intends to file a motion to dismiss all claims made in the Complaint and intends to otherwise defend itself vigorously in this matter. The Company is also exploring filing counterclaims against the Plaintiffs in the action.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Markets under the trading symbol DPLS. The Company has 3 billion authorized common shares.

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two years. The information below was provided from http://www.nasdaq.com/ and reflects the highest and lowest closing prices during each quarter.

2018:	High	Low
First Quarter	$0.0520	$0.0040
Second Quarter	$0.1720	$0.0300
Third Quarter	$0.2400	$0.0700
Fourth Quarter	$0.0900	$0.0190

2017:	High	Low
First Quarter	$0.0280	$0.0135
Second Quarter	$0.0880	$0.0185
Third Quarter	$0.0300	$0.0058
Fourth Quarter	$0.0085	$0.0040

The number of shareholders of record of the Company's common stock as of April 15, 2019 was approximately 931.

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

On July 17, 2018, the Company entered into a securities purchase agreement with Carebourn Capital L.P., issuing a convertible promissory note in the aggregate principal amount of $189,750. The note may be converted into the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days.

On July 27, 2018, The Company entered into a securities purchase agreement with Carebourn, issuing a convertible promissory note in the aggregate principal amount of $201,000. The note may be converted into the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days.

On August 20, 2018, the Company entered into a securities purchase agreement with More Capital LLC, issuing a convertible promissory note in the aggregate principal amount of $97,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days.

On September 24, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC, issuing a convertible promissory note in the aggregate principal amount of $100,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days.

On September 25, 2018, the Company entered into a securities purchase agreement with EMA Financial, LLC, issuing a convertible promissory note in the aggregate principal amount of $100,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to the lower of current market price, $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days.

On September 24, 2018, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC, issuing a convertible promissory note in the aggregate principal amount of $247,500. The may be converted into common shares of the Company's common stock at a conversion price equal to the lower of $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days.

On January 10, 2019, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, issuing a convertible redeemable note in the principal amount of $65,000. The may be converted into common shares of the Company's common stock at a conversion price equal to the lower of $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days.

On February 12, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC, issuing a convertible promissory note in the aggregate principal amount of up to $35,000. The note may be converted into common shares of the Company's common stock at a conversion price equal 70% of the lowest trading price of the Company's common stock during the 20 prior trading days.

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

The Company is not aware of any common stock transactions during the year ended December 31, 2018 for which either Forms 4 or Forms 5 were required to be filed.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through December 31, 2018.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	20,000,000

Total	–	–	20,000,000

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

DarkPulse, Inc. (the “Company”) is a technology-security company created to develop, market and distribute a full suite of engineering, installation and security management solutions to industries and governments and has not commenced its planned principal operations. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end- user customer. The Company’s activities since inception have consisted principally of developing various solutions which the Company is currently testing, obtaining patents and trademarks related to its technology, and raising capital. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding needed to finalize development of the Company’s technology and to commercialize its product in a profitable manner.

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated net losses of $3,318,059 and $140,303 during the years ended December 31, 2018 and 2017, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company’s current liabilities exceeded its current assets by $1,670,816. As of December 31, 2018, the Company had $72,294 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2019. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for the year ended December 31, 2018 increased by $196,061 to $219,656 from $23,595 for the year ended December 31, 2017. The primary reason for the overall increase in general and administrative expense in the current year is an increase in professional fees.

Payroll and compensation expenses for the year ended December 31, 2018 increased to $2,056,144 from $0 for the year ended December 31, 2017. The primary reason for the overall increase in payroll and compensation expense in the current year is an increase in stock related compensation to related parties.

Research and development expenses for the year ended December 31, 2018 increased by $57,916 to $91,301 from $33,385 for the year ended December 31, 2017. The primary reason for the overall increase in research and development in the current year is an increase in development of a new application using our patented technology.

Debt transaction expenses for the year ended December 31, 2018 increased to $110,685 from $0 for the year ended December 31, 2017. The primary reason for the increase is related to the increase in convertible notes entered into during 2018.

Other Income (Expense)

Total other expenses totaled $779,434 and $32,295 for the years ended December 31, 2018 and 2017, respectively. The increase is primarily attributed to the increase recognized due to changes in the fair value of derivative instruments, exchange rate variances and interest expense.

Management completed an impairment analysis of the Company’s capitalized software development costs as of December 31, 2018 as required by generally accepted accounting principles. As a result, the Company recorded an impairment expense of $294,788 for the year ended December 31, 2018. No impairment expense was recorded for the year ended December 31, 2017.

Net Loss

As a result, net loss for the year ended December 31, 2018 increased by $3,177,756 to $3,318,059 from $140,303 for the year ended December 31, 2017.

Comprehensive (Loss) Gain

The Company recorded a gain for foreign currency translation adjustments for the year ended December 31, 2018 of $90,772 and a loss of $77,226 for the year ended December 31, 2017. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances. Comprehensive loss was $3,227,287 as compared to $217,529 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2018, we had a cash balance of $72,294. Our working capital deficit is approximately $1,670,816 at December 31, 2018.

As of December 31, 2018, we had cash of $72,294, compared to $8,025 as of December 31, 2017. The Company currently does not have sufficient cash to fund its operations for the next 12 months and will require working capital to complete development, testing and marketing of its products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of the Company’s restricted common stock.

As of December 31, 2018, our current liabilities of $1,743,856 exceeded our current assets of $73,040 by $1,670,816.

Cash Flows From Operating Activities

During the year ended December 31, 2018, net cash used by operating activities was $890,841, resulting from our net loss of $3,318,059 partially offset by non-cash expenses totaling $2,016,230 and increases in accounts payable of $49,160 and accrued liabilities of $309,925.

By comparison, during the year ended December 31, 2017, net cash used by operating activities was $12,296, resulting from our net loss of $140,303, partially offset by non-cash expenses of $51,028 and increases in accounts payable of $10,000 and accrued liabilities of $33,595.

Cash Flows From Investing Activities

During the year ended December 31, 2018, net cash used by investing activities was $101,652, comprised primarily of capitalized patents costs of $63,405. During the year ended December 31, 2017, net cash used by investing activities was $0.

Cash Flows From Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $1,056,762, comprised of proceeds from issuance of convertible notes payable of $1,088,250 and proceeds from related party notes payable of $44,096, partially offset by repayments of convertible notes payable of $42,200 and notes payable of $33,384. During the year ended December 31, 2017, net cash provided by financing activities was $70, comprised primarily of proceeds from related party notes payable of $40.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2018, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of duties to achieve effective internal controls over financial reporting. We do not have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. However, until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation.

•	We do not have a functional audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions. Because of our limited capital resources, we sometimes formalize our agreements with certain contractors after the work is performed when additional resources become available to pay for the services.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2018, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	57	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dennis M. O’Leary, Chairman, CEO, President, CFO. Mr. O’Leary is the Company’s Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board. Mr. O’Leary founded DarkPulse Technologies Inc., a wholly-owned subsidiary of the Company, in 2010. Mr. O’Leary is a serial entrepreneur with significant international experience having founded Sulu Electric Power and Light Corp (Philippines), a firm with expertise in utility scale power generation and solar energy. He is the co-founder and Chairman of DarkPulse Technologies Inc., a firm developing specialized devices that monitor activities along national borders and provide structural health and safety monitoring of oil and gas pipelines. He holds extensive start-up experience including multiple exit strategies. Mr. O’Leary is an Ambassador for the Province of New Brunswick, Canada, and a Research Member of the NATO Science and Technology Organization. He served as a member of the Board at Arizona State University’s School of Engineering, Global Resolve as Chair of the Impact Committee. His previous employment includes the NYPD where he worked as a member of the Manhattan North Tactical Narcotics Team, which prosecuted establishments involved in the illegal distribution of narcotics. He was a member of a joint taskforce working with the DEA and USINS in the execution of warrants related to narcotics trafficking. While at the NYPD, he was assigned to the Department of Justice as a member of the FBI’s investigative team with internal designation C14. He is a licensed private pilot with turbine experience. Mr. O’Leary is not, and has not been during the past 5 years, the director of any other public companies.

Changes to Executive Officers and Directors

On February 7, 2019, the stockholder holding a majority of the voting rights (the “Majority Stockholder”) of the Company executed a stockholder consent in accordance with Delaware General Corporation Law and the Company’s Bylaws to remove Thomas A. Cellucci as a director of the Company. As a result of the foregoing action by the Majority Stockholder, Thomas A. Cellucci was removed as a director of the Company on February 7, 2019.

On March 1, 2019, the Board of Directors of the Company terminated Thomas A. Cellucci as an Executive Officer of the Company, and appointed Dennis M. O’Leary as Chief Executive Officer and Secretary of the Company.

On March 8, 2019, the Company terminated Stephen Goodman as Chief Financial Officer of the Company, and appointed Dennis M. O’Leary as Chief Financial Officer of the Company. The decisions to dismiss Stephen Goodman as Chief Financial Officer of the Company and appoint Dennis O’Leary as Chief Financial Officer of the Company were approved and ratified by the Company’s Board of Directors.

On March 18, 2019, the Company terminated Mark A. Banash as Chief Technology Officer of the Company. The decision to dismiss Mark Banash as Chief Technology Officer of the Company was approved and ratified by the Company’s Board of Directors.

On March 19, 2019, the Company terminated David Singer as Chief Marketing Officer of the Company. The decision to dismiss David Singer as Chief Marketing Officer of the Company was approved and ratified by the Company’s Board of Directors.

Audit Committee

As of December 31, 2018, the Company did not have a functioning Audit and Compliance Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid to our executive officers and directors for the years ended December 31, 2017 and 2016.

(a)	(b)	(c)	(d)	(e)	(i)

Name and Principal Position	Year Ended Dec 31,	Salary (1)	Bonus	Option Awards (2)	All Other Compensation	Total
Dennis O’Leary	2018	$126,000	$0	$0	$0	$126,000
Chairman/CEO and Director	2017	$0	$0	$0	$0	$0

(1) The Company accrued $63,000 and $0 for compensation for Mr. O’Leary during the years ended December 31, 2018 and 2017, respectively, of which $0 has been paid, respectively.

(2) The amounts in column (e) reflect the aggregate grant date fair value with respect to stock options granted during the respective years in accordance with ASC Topic 718. No stock options were awarded or vested in 2018 and 2017.

Aggregate Option/SAR Exercises in the Last Fiscal Year and Year End Option/SAR Values

During the year ended December 31, 2018, the Company did not grant any stock options or SARs to the chief executive officer, chief financial officer and directors of the Company.

During the year ended December 31, 2018, no stock options were exercised by the chief executive officer, chief financial officer and directors of the Company.

The following table sets forth information with respect to outstanding stock options granted to our chief executive officer, chief financial officer and directors of the Company at December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Dennis O’Leary	–	–	–	$–	–

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company has adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our Directors and Executive Officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 89,768,802 (89,680,567 common plus 88,235 preferred) votes as of December 31, 2018. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of December 31, 2018. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers and >5% Stock Owners

Dennis O’Leary (through Fantastic Northamerica, LLC)	Direct	–	–
350 5th Avenue	Preferred	393,980,830	–
59th Floor	Total	393,980,830	81.29%
New York, NY 10118

Total		393,980,830	81.29%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Notes Payable

During the year ended December 31, 2018, two of the Company’s previous officers and directors of the Company advanced personal funds in the amount of $10,689 for Company expenses, and $10,689 was repaid to them prior to December 31, 2018.

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive officer is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of December 31, 2018.

Accrued Compensation

Dennis M. O’Leary, the Company’s CEO, accrued $63,000 and $0 for compensation for the CEO during the years ended December 31, 2018 and 2017, of which $0 and $0 were paid, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission, and related other services that were provided by Boyle CPA (“Boyle”) in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to Boyle for professional services rendered for the years ended December 31, 2018 and 2017, respectively.

Service	2018	2017
Audit Fees	$8,000	$4,000
Audit-Related Fees	–	–
Total	$8,000	$4,000

Tax Fees . Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2018 and 2017.

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

The Board of Directors pre-approved 100% of the Company’s 2018 and 2017 audit fees, audit-related fees and all other fees.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

2.1 2.2 2.3 3.01

Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018 (incorporated by reference to Exhibit 2.1 to Form 8K filed May 1, 2018)

Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018 (incorporated by reference to Exhibit 2.1 to Form 8K/A filed July 13, 2018)

Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018 (incorporated by reference to Exhibit 2.1 to Form 8K filed August 21, 2018)

Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

3.03 3.04 3.05

Amended Bylaws (incorporated by reference to Annual Report on Form 10-KSB filed March 29, 2001)

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8K filed July 24, 2018)

Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8K filed July 24, 2018)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (incorporated by reference to Quarterly Report on Form 10-QSB filed May 15, 2001)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (incorporated by reference to Quarterly Report on Form 10-QSB filed May 15, 2001)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (incorporated by reference to Quarterly Report on Form 10-QSB filed May 15, 2001)

4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed August 19, 2002)

26

4.05 4.06 4.07 4.08 4.09 4.10 4.11 4.12 4.13 4.14 4.15 4.16 4.17

Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed August 19, 2002)

Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.1 to Form 10Q filed August 15, 2018)

Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.2 to Form 10Q filed August 15, 2018)

Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.3 to Form 10Q filed August 15, 2018)

Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.4 to Form 10Q filed August 15, 2018)

Convertible Promissory Note dated July 17, 2018, effective July 18, 2018 (incorporated by reference to Exhibit 99.5 to Form 10Q filed August 15, 2018)

Convertible Promissory Note dated July 24, 2018, and effective July 27, 2018 (incorporated by reference to Exhibit 99.6 to Form 10Q filed August 15, 2018)

Convertible Promissory Note dated August 20, 2018, effective August 24, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed August 27, 2018)

Convertible Promissory Note issued to EMA dated September 25, 2018, effective September 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed October 5, 2018)

Convertible Promissory Note issued to Auctus dated September 25, 2018, effective September 27, 2018 (incorporated by reference to Exhibit 10.2 to Form 8K filed October 5, 2018)

Convertible Promissory Note issued to FirstFire dated September 24, 2018, and effective October 9, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed October 15, 2018)

8% Convertible Redeemable Note issued to GS Capital Partners, LLC dated January 10, 2019 (incorporated by reference to Exhibit 4.1 to Form 8K filed January 15, 2019)

Form of Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 5, 2019 (incorporated by reference to Exhibit 4.1 to Form 8K filed February 14, 2019)

10.01	Stock Incentive Plan, effective June 1, 1998 (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

10.02	Asset purchase agreement dated August 27, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 19, 2004)

10.03	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (incorporated by reference to Quarterly Report on Form 8K filed November 19, 2010)

27

10.04 10.05 10.06 10.07 16.1 23.1 99.1 99.2

Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (incorporated by reference to Quarterly Report on Form 8K filed November 19, 2010)

License Agreement by and between Battelle Memorial Institute and Darkpulse Technology Holdings Inc. dated December 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed January 3, 2019)

Securities Purchase Agreement by and between DarkPulse, Inc. and GS Capital Partners, LLC dated January 10, 2019 (incorporated by reference to Exhibit 10.1 to Form 8K filed January 15, 2019)

Form of Securities Purchase Agreement between DarkPulse, Inc. and Crown Bridge Partners, LLC dated February 5, 2019 (incorporated by reference to Exhibit 10.1 to Form 8K filed February 14, 2019)

Letter from Haynie & Company (incorporated by reference to Exhibit 16.1 to Form 8K filed March 11, 2019)

Consent of D. Brooks and Associates (incorporated by reference to Exhibit 10.2 to Form 8K/A filed November 19, 2018)

Audited consolidated financial statements of DarkPulse Technologies Inc. as of and for the years ended December 31, 2017 and 2016, including the Independent Auditor’s Report thereon, and the notes related thereto (incorporated by reference to Exhibit 10.2 to Form 8K/A filed November 19, 2018)

Unaudited interim condensed consolidated financial statements of DarkPulse Technologies Inc. as of June 30, 2018, and for the six months ended June 30, 2018 and 2017 and the notes related thereto (incorporated by reference to Exhibit 10.2 to Form 8K/A filed November 19, 2018)

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_________________________

28

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: April 16, 2019	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President Chief Financial Officer Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of April 2019.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer and President Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

29

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2018 and 2017

and for the Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of DarkPulse, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarkPulse, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company’s net losses, lack of revenues, and working capital deficiency raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

April 16, 2019

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$72,294	$8,025
Cash held by officer of variable interest entity	–	10,650
Prepaid expenses	746	–

TOTAL CURRENT ASSETS	73,040	18,675

Other assets, net	70,679	7,275
Patents, net	486,932	537,960

TOTAL ASSETS	$630,651	$563,910

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$59,160	$10,000
Convertible notes, net of discount $440,800 and $0 respectively	601,250	–
Derivative liability	653,831	–
Accrued liabilities	343,519	33,594
Contract liability, related party	42,000	–
Related party notes payable	44,096	–
Note payable	–	33,385

TOTAL CURRENT LIABILITIES	1,743,856	76,979

Secured debenture	1,102,243	1,193,015

TOTAL LIABILITIES	2,846,099	1,269,994

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock - Class D (par value $0.01; 100,000 shares authorized; 88,235 and 0 issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	883	–
Common stock (par value $0.01), 250,000,000 shares authorized, 89,680,567 and 100 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	896,806	–
Treasury stock, 100,000 shares at December 31, 2018 and December 31, 2017	(1,000)	–
Paid-in capital in excess of par value	859,481	–
Non-controlling interest in variable interest entity and subsidiary	(12,439)	25,808
Accumulated other comprehensive income	389,680	298,908
Accumulated deficit	(4,348,859)	(1,030,800)

TOTAL STOCKHOLDERS’ DEFICIT	(2,215,448)	(706,084)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$630,651	$563,910

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2018	2017

REVENUES	$–	$–

OPERATING EXPENSES:
General and administrative	219,656	23,595
Payroll and compensation	2,056,144	–
Research and development	91,301	33,385
Debt transaction expenses	110,685	–
Amortization of patents	60,839	51,028
TOTAL OPERATING EXPENSES	2,538,625	108,008

OPERATING LOSS	(2,538,625)	(108,008)

OTHER INCOME (EXPENSE):
Interest expense	(531,796)	(32,295)
Gain on convertible notes	206,474	–
Loss on change in fair market value of derivative liabilities	(159,324)	–
Loss on merger	(294,788)	–

TOTAL OTHER EXPENSE	(779,434)	(32,295)

NET LOSS	(3,318,059)	(140,303)
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	–	12,439
Net loss attributable to Company stockholders	$(3,318,059)	$(127,864)
LOSS PER SHARE
Basic and Diluted	$(0.04)	$(1278.64)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	89,680,567	100

See accompanying notes to consolidated financial statements.

F-4

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2018	2017

NET LOSS	(3,318,059)	(140,303)

OTHER COMPREHENSIVE LOSS
Unrecognized Gain (Loss) on Foreign Exchange	90,772	(77,226)
COMPREHENSIVE LOSS	$(3,227,287)	$(217,529)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2016	–	$–	100	$–	$–	$–	$–	$376,134	$(902,936)	$(526,802)
Foreign currency adjustment	–	–	–	–	–	–	–	(77,226)	–	(77,226)
Sale of interest in subsidiary	–	–	–	–	–	–	38,247		–	38,247
Net loss	–	–	–	–	–	–	(12,439)	–	(127,864)	(140,303)
Balance, December 31, 2017	–	$–	100	$–	$–	$–	$25,808	$298,908	(1,030,800)	(706,084)
Recapitalization of the Company	88,235	883	89,680,467	896,806	(1,000)	859,481	(38,247)	–	–	1,717,923
Foreign currency adjustment	–	–	–	–	–	–	–	90,772	–	90,772
Net loss	–	–	–	–	–	–	–	–	(3,318,059)	(3,318,059)
Balance, December 31, 2018	88,235	$883	89,680,567	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,318,059)	$(140,303)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	51,028	51,028
Loan acquisition costs	153,601	–
Stock based compensation	1,602,570	–
Debt discount	(865,730)	–
Amortization of debt discount	420,930	–
Derivative liability	653,831	–
Changes in operating assets and liabilities:
Accounts payable	49,160	10,000
Contract liability	42,000	–
Cash held by officer of VIE	10,650	–
Prepaid expenses	(746)	–
Accrued liabilities	309,924	22,943
Due to UNB	–	33,385
Net cash used by operating activities	(890,841)	(22,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patents	(63,405)	–
Non-controlling interest	(38,247)	(7,275)
Net cash used by investing activities	(101,652)	(7,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	1,088,250	–
Repayments of convertible debentures	(42,200)	–
Proceeds from related party notes payable	44,096	–
Proceeds from sale of interest in subsidiary	–	38,247
Repayments of notes payable	(33,384)	–
Net cash provided by financing activities	1,056,762	38,247
NET INCREASE (DECREASE) IN CASH	64,269	8,025
CASH, beginning of year	8,025	–
CASH, end of year	$72,294	$8,025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31:
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2018 and 2017

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

DarkPulse, Inc. ("DPI" or "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc. ("Klever"). Its’ wholly-owned subsidiary, DarkPulse Technologies Inc. ("DPTI"), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

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

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to DarkPulse, Inc. The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol was changed to DPLS.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Our consolidated financial statements as of December 31, 2018 and 2017 include the accounts of DarkPulse Inc. and its subsidiaries:

DarkPulse Technologies Inc., a New Brunswick, Canada corporation, a wholly owned subsidiary, incorporated December 16, 2010.

DPTI owns 100% of DarkPulse Technology Holdings Inc., a New York corporation, incorporated July 6, 2017.

DPTI indirectly owns 37.572% of DarkPulse Technologies International Inc., ("DPTINY") a New York corporation, incorporated on September 7, 2017. On or about September 18, 2017 DPTI entered into a shareholder agreement with 3 investors, whereby DPTI would own 50.2% of DPTINY and the investors would own 49.8%. On or about October 3, 2017, another investor entered into an agreement with DPTINY to fund it $37,500 for a 0.5% equity interest in DPTINY. On December 26, 2017, DPTI’s CEO incorporated another corporation named DarkPulse Technologies International Inc., ("DPTIDel") in the State of Delaware. On or about April 16, 2018, seven investors and DPTI entered into a new agreement whereby it was agreed that the investors would own 62.428% of DPTIDel, and the September 18, 2017 agreement with respect to DPTINY was considered null and void. Accordingly, the funding of $37,500 to DPTINY in October 2017 has been converted to an equity interest in DPTIDel as of April 2018. As of April 16, 2018, DPTI owns approximately 37.572% of the shares of common stock of DPTIDel and 100% of the issued shares of Series A Preferred Stock of DPTIDel, pursuant to which the Company controls both DPTIDel and DPTINY.

The Company does not own any interest in DarkPulse East LLC, ("DPE") an entity organized on December 8, 2017 in Russia, by two of the shareholders of DPTIDel, to act as a sales organization to promote the Company's products within Russia. Each of the two shareholders own 50% interest in DPE. During November and December 2017 DPTINY funded DarkPulse East LLC a total of $20,650 to establish and launch the Company's business in Russia. The Company is considered to be the primary beneficiary of DPE based on implicit obligations to fund it, and accordingly, the operations of DPE are consolidated into these financial statements. As of December 31, 2018, DPE had no assets or liabilties. The Company is not liable for obligations of DPE, and creditors of DPE do not have recourse to the general credit of the Company.

On February 8, 2018, DPTI formed DarkPulse BVTK, LLC, a Virginia Limited Liability Company (“JV Entity”). The Company, through its wholly-owned subsidiary DPTI, holds a 60% equity interest in the JV Entity, and Bravatek Solutions, Inc ("Bravatek") has a 40% interest. The primary business purpose of the JV Entity was to develop, market, and sell products and services based on the Company's patented BOTDA dark-pulse technology. Both the CEO of the Company and the CEO of Bravatek were to manage the day to day operations of the JV Entity. The operations of JV Entity are not consolidated into these financial statements. On March 26, 2019, DPTI informed the JV Entity and Bravatek that, effective immediately, DPTI was revoking from the JV Entity the revocable Licensed Technology exclusively owned by DPTI and the Company, as further described herein under “Note 14- Subsequent Events”.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, preferred deemed dividend and common stock issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended December 31, 2018 closing rate at 1.3642 US$: CAD, average rate at 1.2958 US$: CAD and for the year ended December 31, 2017 closing rate at 1.2573 US$: CAD, average rate at 1.2982 US$.

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

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2018, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the year ended December 30, 2018, the Company had patent amortization costs on its intrusion detection technology totaling $51,028. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of activity related to the DPTI patents for the year ended December 31, 2018:

Balance at January 1, 2018	$537,960
Amortization	(51,028)
Balance at December 31, 2018	$486,932

The following is a summary of the DPTI patents as of December 31, 2018:

2018
Historical cost	$895,155
Accumulated amortization	(408,223)
Carrying Value	$486,932

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2019	$51,028
2020	51,028
2021	51,028
2022	51,028
2023	51,028
Thereafter	231,792
$486,932

Intangible Assets - Capitalized software, trademarks, and other patents

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the years ended December 31, 2018 and 2017, and no amortization expense for software development costs was recorded for the years ended December 31, 2018 and 2017.

The costs of patents and trademarks related to the Company's software are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Amortization expense for patents and trademarks related to the Company's software was $9,811 and $0 for the years ended December 31, 2018 and 2017, respectively.

Intangible assets are tested for impairment on an annual basis or when the facts and circumstances suggest that the carrying amount of the assets may not be recovered.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.  In December 2018, the Company determined that the products associated with the capitalized software and corresponding trademarks and patents were not in the Company’s immediate future due to the fact that future cash raised would be used for the further development of its intrusion detection technology. As such the Company determined it was appropriate to impair these assets and recorded an impairment charge of $294,238 for the year ended December 31, 2018. There were no impairments for the year ended December 31, 2017.

Property and Equipment

Property and equipment are capitalized and depreciated over their estimated economic useful lives. Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. The Company had no assets as of December 31, 2018 and 2017.

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

Related Parties

The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Derivative Financial Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a lattice model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months after the balance sheet date.

Beneficial Conversion Features

The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. As defined in FASB ASC 820, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement) as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the year 2018. The Company has filed tax returns in Canada for the years ending December 31, 2017, 2016, 2015, 2014, and 2013, and they are still subject to audit.

Income (Loss) Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2018	December 31, 2017
Convertible preferred stock	–	–
Stock Options	–	–
Stock Warrants	–	–
Total	–	–

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

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The updated standard is effective for us in the first quarter of 2019. The Company will assess the impact at the time leases are executed.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net losses of $3,318,059 and $140,303 during the years ended December 31, 2018 and 2017, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company’s current liabilities exceeded its current assets by $1,670,816.  As of December 31, 2018, the Company had $72,294 of cash.

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

NOTE 4 – REVERSE ACQUISITION

Effective April 27, 2018, the Company, formerly known as Klever Marketing, Inc. ("Klever"), entered into a Merger Agreement with DarkPulse Technologies Inc., pursuant to which the DarkPulse Technologies Inc. shareholders agreed to contribute 100% of the outstanding securities of DarkPulse Technologies Inc. in exchange for an aggregate of 88,235 shares of our Series D Preferred Stock. Following the closing, DarkPulse Technologies Inc. became a wholly owned subsidiary and the DarkPulse Technologies Inc. shareholders became our stockholders and control our Company through the ownership of the outstanding preferred stock.

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with FASB ASC Topic 805. DarkPulse Technologies Inc. is the acquirer solely for financial accounting purposes. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the reverse acquisition.

Capitalized software	$262,243
Patents and trademarks, net	42,356
Total assets acquired	304,599

Due to former management	150,000
Total liabilities assumed	150,000

Total assets less liabilities assumed	$154,599

Net assets attributed to non-controlling interests (Klever shareholders)	23,190
Net assets acquired	131,409
Consideration [1]	131,409

[1] The fair value of the consideration effectively transferred, $131,409, was measured based on the net asset value of the Klever Marketing, Inc. assets immediately before the transaction.

The merger agreement was modified on June 29, 2018. The Company secured financing for the closing of the Merger, and it closed on July 18, 2018. On July 20, 2018, Klever's name was changed to DarkPulse Inc., ("DPI") and on September 4, 2018, DarkPulse. Inc.'s stock symbol was changed to DPLS. On August 17, 2018, the Merger Agreement was amended effective July 18, 2018, to effect the merger by share exchange instead of by subsidiary merger. On July 18, 2018, the 882 outstanding common shares of DarkPulse Technologies Inc. were exchanged for 88,235 shares of Klever Marketing Inc. Series D Preferred Stock. The Company is now a wholly owned subsidiary of DPI, a publicly traded company incorporated in Delaware. Terms of the Merger Agreement were that all outstanding liabilities of Klever would be settled in full prior to the merger, with the single exception for two year notes to be issued to the prior management of Klever in the total amount of $150,000 at zero percent interest. Additionally, all outstanding shares of preferred stock would be retired and cancelled, and approximately 28,358,000 shares of common stock would be issued to the former management, who were also the shareholders of the preferred shares to be cancelled. At the closing of the merger, the Klever common stockholders owned approximately 15% of the ownership of the merged entity, and the DarkPulse Technologies Inc. shareholders owned approximately 85% of the entity. The intellectual property assets of Klever remained in the merged entity. Cash assets in the Klever bank account were used to settle the prior outstanding liabilities, and were not for the benefit of the newly merged entity.

NOTE 5 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security and December 31, 2018. Management determined the expected volatility range between 95.3 – 100.5%, a risk free rate of interest of 7.91%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Amortization	Initial	Change	Derivative Balance
	Amount	of Discount	Loss	in FMV	12/31/2018
	$189,750	$86,817	$58,959	$(54,412)	$145,031
	201,000	88,110	74,429	(60,713)	141,466
	97,000	70,114	11,381	(3,004)	78,377
	100,000	35,531	8,904	(23,491)	75,163
	103,000	38,280	5,651	(21,252)	77,399
	247,500	54,480	–	(1,228)	123,038
	29,250	1,053	–	(1,764)	2,763
	49,726	1,790	–	(3,440)	4,255
	41,774	1,502	–	(2,890)	3,576
	29,250	1,053	–	(1,764)	2,763
Subtotal	1,088,250	378,730	159,324	(173,958)	653,831
Transaction expense	–	–	–	(51,250)	–
	$1,088,250	$378,730	$159,324	$(225,208)	$653,831

On July 17, 2018, The Company entered into a securities purchase agreement with Carebourn Capital L.P., (“Carebourn”) issuing to Carebourn a convertible promissory note in the aggregate principal amount of $189,750 with a $24,750 original issue discount and $15,000 in transactional expenses due to Carebourn. The note bears interest at 12% per annum and may be converted into common shares of DPI's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the DPI's common stock during the 20 prior trading days. For the year ended December 31, 2018, the Company made repayments totaling $42,200. Subsequent to December 31, 2018, Carebourn converted $53,932 in principal of its' convertible note into 7,688,347 shares of common stock in addition to repayments totaling $10,150.

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

On September 24, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC, (“Auctus”) issuing to Auctus a convertible promissory note in the aggregate principal amount of $100,000 with $10,250 in transactional expenses due to Auctus and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. As of November 30, 2018, the Company has been in breach of the note and default interest as of that date at the rate of 24% due to the failure to maintain the required amount of reserve shares. The Company received $89,750 net cash on September 27, 2018.

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

As of December 31, 2018 and 2017 respectively, there was $601,250 and $0 of convertible debt outstanding, net of debt discount of $440,800, and $0, As of December 31, 2018 and 2017 respectively, there was derivative liability of $653,831 and $0 related to convertible debt securities.

NOTE 6 - DEBENTURE

DPTI issued a convertible Debenture to the University (see Note 1) in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on December 31, 2018, the quarterly principal repayment amounts will be US$48,447. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the years ended December 31, 2018, and 2017, were $90,772 and ($77,226) respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the years ended December 31, 2018, and 2017, the Company recorded interest expense of $76,275 and $32,296, respectively.

As of December 31, 2018 the debenture liability totaled $1,102,243, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending December 31,
2019	$–
2020	–
2021	–
2022	–
2023 and after	$1,102,243
Total	$1,102,243

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2018	2017
Accrued payroll	$202,112	$–
Taxes	1,996	1,299
Accrued interest	139,411	32,295
	$343,519	$33,594

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2018 and 2017:

	2018	2017
Statutory tax rate:
U.S.	21.00%	34.00%
State taxes	3.63%	3.63%
Change in valuation allowance:	(24.63)%	(37.63)%
	–%	–%

The Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred Tax (Liabilities):
Net operating losses	834,344	150,328
Intangible assets	(208)	(208)
Less: Valuation allowance	(834,136)	(150,120)
	$–	$–

The Company has approximately $834,000 non-capital income tax losses as of December 31, 2018, which will begin to expire in the year 2037.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2018 and 2017, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its losses for the years ended December 31, 2018 and 2017, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2018 and 2017, the Company had no uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $84,000 decrease in net deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The Company files income tax returns in New Brunswick, Canada, and the U.S. federal, New York, and Delaware jurisdictions. Tax years 2011 to current remain open to examination by Canadian authorities; the tax year 2018 remains open to examination by U.S. authorities.

NOTE 9 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2018 and 2017 respectively, there were 88,235 and 0 total preferred shares issued and outstanding for all classes.

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

NOTE 10 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 250,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2018 and December 31, 2017, there were 89,680,567 and 100 common shares issued and outstanding.

During the year ended December 31, 2018, the Company issued 28,358,000 shares of common stock as settlement of deferred compensation and notes payable to former officers and directors of the Company in the total amount of $558,745.74, and in recognition of the upcoming cancellation of the PSF, Inc. preferred shares.

During the year ended December 31, 2017, the Company issued 1,591,000 shares of common stock to investors for $50,300 cash.

At December 31, 2018, the Company had 160,319,433 in common shares reserved for issuance for convertible debt securities.

On February 5, 2019, the majority stockholders holding a majority of the issued and outstanding voting shares of the Company amended the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 3,000,000,000.

NOTE 11 – STOCK OPTIONS

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

A summary of the Company’s stock option awards as of December 31, 2018, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,800,000	0.05	2.09	$–
Granted	–	$–
Exercised	–	$–
Forfeited or expired	–	$–

Outstanding at December 31, 2017	2,800,000	0.05	.08	$–
Granted	–	$–
Exercised	–	$–
Forfeited or expired	2,800,000	$0.05	.08	–

Outstanding and exercisable at December 31, 2018	–	$–	–	$–

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.04 as of December 31, 2018, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 12 - LITIGATION AND CONTINGENT LIABILITIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

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

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. It is the Company's position that the Complaint represents a frivolous harassment lawsuit, and the Company intends to file a motion to dismiss all claims made in the Complaint and intends to otherwise defend itself vigorously in this matter. The Company is also exploring filing counterclaims against the Plaintiffs in the action.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

NOTE 13– RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2018, two of the Company’s previous officers and directors of the Company advanced personal funds in the amount of $10,689 for Company expenses, and $10,689 was repaid to them prior to December 31, 2018.

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of December 31, 2018.

NOTE 14 – SUBSEQUENT EVENTS

Amendment of the Certificate of Incorporation to Increase of Authorized Shares

On February 5, 2019, the majority stockholders holding a majority of the issued and outstanding voting shares of the Company amended the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 3,000,000,000.

Entry into Material Agreement

Effective January 3, 2019, the Company, through its wholly-owned subsidiary, DarkPulse Technology Holdings, Inc. (“DTHI”), entered into a License Agreement with Battelle Memorial Institute (“Battelle”), which operates the Pacific Northwest National Laboratory (the “Battelle License”), pursuant to which Battelle granted DTHI the right to make, have made, use, import and sell products incorporating certain patents pertaining to (i) explosives detection when combined with a quadrupole or ion trap mass spectrometer, or with an ion mobility spectrometer, (ii) illicit drug detection when combined with a quadrupole or ion trap mass spectrometer, or with an ion mobility spectrometer and (iii) chemical warfare agent detection when combined with a quadrupole or ion trap mass spectrometer, or with an ion mobility spectrometer. The license is non-exclusive with respect to the explosive and illicit drug detection and exclusive with respect to the chemical warfare agent detection. The territory covered by the Battelle License includes any country in which Battelle has pending patent applications or issued patents set forth in the Battelle License and DTHI agreed to reimburse Battelle for agreed upon patenting expenses.

In consideration for the license, DTHI agreed to: (i) Pay Battelle $20,000 at the time of signing the Battelle License, of which $15,000 was paid and $5,000 was initially paid by the Company as an option fee, which was applied towards the fee; (ii) pay Battelle $10,000 on or before the 90-day anniversary of signing the Battelle License; (iii) pay to Battelle a royalty equal to 6% of gross sales of products or services incorporating the licensed patents, subject to minimum royalty payments of $10,000 for 2019, $30,000 for 2020, $50,000 for 2021 and $80,000 for 2022 and thereafter; (iv) pay to Battelle, in the event DTHI sublicenses the licensed patents, 25% of the Company's revenues from sublicensing; and (v) reimburse Battelle for certain costs and expenses of securing patent protection for the licensed patented technology.

The term of the Battelle License continues until the last of the licensed patents rights has expired, or the earlier adjudication that all of such proprietary rights are unenforceable. DTHI may terminate at anytime upon providing 60 days notice to Battelle. Either party may terminate the Battelle License Agreement prior to expiration of the term in the event that the other party breaches the Battelle License and fails to cure such breach within 60 days from receipt of notice of breach. However, in the event DTHI fails to provide Battelle a required report or a payment, then Battelle may terminate at anytime without notice.

Financings

GS Capital Partners, LLC

On January 10, 2019, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”) for the sale of an 8% convertible redeemable note in the principal amount of $65,000 (the “GS Note") with an original issue discount of $4,000.  The financing closed on January 15, 2019.

The GS Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on January 10, 2020.  Subject to the Company increasing its authorized shares of common stock, the GS Note is convertible into common stock, at GS Capital’s option, at a 30% discount to the lowest trading prices of the common stock during the 20-trading day period prior to conversion.  In the event the Company prepays the GS Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 15% to 30%.

20

GS Capital has agreed to restrict its ability to convert the GS Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of the date hereof, the Company is obligated on $65,000 in face amount of GS Note issued to GS Capital. The GS Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The GS Note was offered and sold to GS Capital in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. GS Capital is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Crown Bridge Partners, LLC

Effective February 12, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) for the sale of a convertible promissory note in the aggregate principal amount of up to $105,000 (the “February 2019 Crown Bridge Note”), which was dated February 5, 2019. Crown Bridge purchased the February 2019 Crown Bridge Note and agreed to pay aggregate consideration of up to $105,000 with an original issue discount of $10,500 in tranches as follows: $35,000 of principal amount was funded by payment of $31,500 on the effective date and the balance may be funded in Crown Bridge’s sole discretion at any time. The first tranche of funding under the February 2019 Crown Bridge Note carries a prorated original issue discount of $3,500.00 and bears interest at the rate of 8% per year. Interest accrues daily on the outstanding principal amount of the note at a rate per annum equal to 8% on the basis of a 365-day year.

Crown Bridge is entitled to, at any time or from time to time, convert the February 2019 Crown Bridge Note into shares of our common stock, at a conversion price per share equal to seventy percent (70%) of the lowest traded price of the common stock during the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the February 2019 Crown Bridge Note. The conversion price of the February 2019 Crown Bridge Note is subject to adjustment in the event of stock splits, stock dividends and similar corporate events.

Crown Bridge has agreed to restrict its ability to convert the February 2019 Crown Bridge Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

As of the date hereof, the Company is obligated on $35,000 in face amount of February 2019 Crown Bridge Note issued to Crown Bridge. The February 2019 Crown Bridge Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The February 2019 Crown Bridge Note was offered and sold to Crown Bridge in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. February 2019 Crown Bridge Note is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Current Report on Form 8-K. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

Removal of Directors and Certain Officers; Appointment of Certain Officers

On February 7, 2019, the stockholder holding a majority of the voting rights (the “Majority Stockholder”) of the Company executed a stockholder consent in accordance with Delaware General Corporation Law and the Company’s Bylaws to remove Thomas A. Cellucci as a director of the Company. As a result of the foregoing action by the Majority Stockholder, Thomas A. Cellucci was removed as a director of the Company on February 7, 2019.

21

On February 7, 2019, the Company, in its capacity as the stockholder holding 100% of the voting rights of its wholly-owned subsidiary, DarkPulse Technologies, Inc. (“DPT”), removed Thomas A. Cellucci as a director of DPT in accordance with the relevant provisions of the New Brunswick Business Corporations Act and DPT’s Articles of Incorporation and Bylaws.

On March 1, 2019, the Board of Directors of the Company terminated Thomas A. Cellucci as an Executive Officer of the Company, and appointed Dennis M. O’Leary as Chief Executive Officer and Secretary of the Company.

On March 1, 2019, the Board of Directors of DPT terminated Thomas A. Cellucci as an Executive Officer of DPT, and appointed Dennis M. O’Leary as Chief Executive Officer of DPT.

On March 8, 2019, DarkPulse, Inc. terminated Stephen Goodman as Chief Financial Officer of the Company, and appointed Dennis M. O’Leary as Chief Financial Officer of the Company. The decisions to dismiss Stephen Goodman as Chief Financial Officer of the Company and appoint Dennis O’Leary as Chief Financial Officer of the Company were approved and ratified by the Company’s Board of Directors.

On March 18, 2019, the Company terminated Mark A. Banash as Chief Technology Officer of the Company. The decision to dismiss Mark Banash as Chief Technology Officer of the Company was approved and ratified by the Company’s Board of Directors.

On March 18, 2019, DPT terminated Mark A. Banash as Chief Technology Officer of DPT. The decision to dismiss Mark A. Banash as Chief Technology Officer of DPT was approved and ratified by DPT’s Board of Directors.

On March 19, 2019, the Company terminated David Singer as Chief Marketing Officer of the Company. The decision to dismiss David Singer as Chief Marketing Officer of the Company was approved and ratified by the Company’s Board of Directors.

Change in Certifying Accountant

On March 11, 2019, the Company advised Haynie & Company (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. On March 11, 2019, the Company engaged Boyle CPA, LLC (the “New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2018. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved and ratified by the Company’s Board of Directors.

Technology License Revocation

On March 26, 2019 (the “Technology License Revocation Date”), DarkPulse Technologies, Inc. (“DPT”), a wholly-owned subsidiary of the Company, informed DarkPulse BVTK, LLC (the “JV Entity”) and Bravatek Solutions, Inc. ("Bravatek") that, effective immediately, DPT was revoking from the JV Entity that certain exclusive, but revocable, right and license to promote, market and sell products and services based on the patented BOTDA dark-pulse technology (the “Technology”) exclusively owned by DPT and the Company, and that, as of the Technology License Revocation Date, neither the JV Entity, nor Bravatek or any of its respective shareholders, officers, directors, affiliates, agents, consultants, counsel, employees, vendors, investors, subsidiaries, executors, administrators, successors or assigns (collectively, the “BVTK Parties”) will possess or maintain any rights, powers, licenses or privileges to promote, market, sell or develop products and services anywhere in the world based on the Technology or any derivative thereof (collectively, the “DarkPulse Technology”), and that, accordingly, as of the Technology License Revocation Date, any and all ownership rights, powers, licenses and privileges to the DarkPulse Technology exclusively and solely remain with and belong to DPT and the Company. In addition, DPT directed the JV Entity and the BVTK Parties to return all confidential and proprietary information, documents and materials pertaining to DPT and its DarkPulse Technology that are in their possession, and DPT informed the JV Entity and the BVTK Parties that they are strictly prohibited from sharing with third parties any confidential and proprietary information, documents or materials pertaining to or in connection with DPT or its DarkPulse Technology.

F-22