Form 10-Q
period 2019-03-31
DarkPulse, Inc.
filed 2019-05-17
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-18730

DARKPULSE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 5th Ave, 59th Fl. New York, NY	10118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 436-1436

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 15, 2019, there were 120,668,914 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$135	$72,294
Prepaid expenses	746	746
TOTAL CURRENT ASSETS	881	73,040

Other assets, net	96,141	70,679
Patents, net	478,638	486,932
TOTAL ASSETS	$575,660	$630,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$75,904	$59,160
Convertible notes, net of discount $275,532 and $440,800 respectively	767,846	601,250
Derivative liability	1,017,159	653,831
Accrued liabilities	469,381	343,519
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
TOTAL CURRENT LIABILITIES	2,416,386	1,743,856

Secured debenture	1,124,294	1,102,243
TOTAL LIABILITIES	3,540,680	2,846,099

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 3,000,000,000 and 250,000,000 shares authorized, 102,168,914 and 89,680,567 shares issued and outstanding respectively	1,021,689	896,806
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	813,644	859,481
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	367,630	389,680
Accumulated deficit	(5,155,427)	(4,348,859)
TOTAL STOCKHOLDERS' DEFICIT	(2,965,020)	(2,215,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$575,660	$630,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2019	2018
REVENUES	$–	$–

OPERATING EXPENSES:
General and administrative expenses	44,606	–
Payroll and compensation	168,945	–
Amortization of patents	12,757	12,757
Debt transaction expenses	12,100	–
TOTAL OPERATING EXPENSES	238,408	12,757

OPERATING LOSS	(238,408)	(12,757)

OTHER INCOME (EXPENSE):
Interest expense	(168,588)	(12,551)
Loss on convertible notes	(230,304)	–
Loss on change in fair market values of derivative liabilities	(169,268)	–
TOTAL OTHER EXPENSE	(568,160)	(12,551)

NET LOSS	(806,568)	(25,308)
Net Loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	–
Net loss attributable to Company stockholders	$(806,568)	$(25,308)

LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(253)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	93,619,272	100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2019	2018

NET LOSS	$(806,568)	$(25,308)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(22,050)	29,886
COMPREHENSIVE GAIN (LOSS)	$(828,618)	$4,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended March 31, 2019 and 2018

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2018	88,235	$883	89,680,467	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	12,488,347	124,883	–	(45,837)	–	–	–	79,046
Foreign currency adjustment	–	–	–	–	–	–	–	(22,050)		(22,050)
Net loss	–	–	–	–	–	–	–	–	(806,568)	(806,568)
Balance, March 31, 2019	88,235	$883	102,168,914	$1,021,689	$(1,000)	$813,644	$(12,439)	$367,630	$(5,155,427)	$(2,965,020)

Balance, December 31, 2017	–	$–	100	$–	$–	$–	$25,808	$298,908	$(1,030,800)	$(706,084)
Foreign currency adjustment	–	–	–	–	–	–	–	29,886	–	29,886
Net loss	–	–	–	–	–	–	–	–	(25,308)	(25,308)
Balance, March 31, 2018	–	$–	100	$–	$–	$–	$25,808	$328,794	$(1,056,108)	$(701,506)

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(806,568)	$(25,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,757	12,757
Loan acquisition costs	12,100	--
Interest on notes payable	35,564	12,551
Debt discount	(100,000)	--
Amortization of debt discount	269,268	–
Derivative liability	363,328	–
Changes in operating assets and liabilities:
Accounts payable	16,744	–
Accrued liabilities	91,323	–
Net cash used by operating activities	(105,484)	–

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(29,925)	–
Net Cash Used by Investing Activities	(29,925)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	87,900	–
Payments on convertible notes	(24,650)	–
Net Cash Provided by Financing Activities	63,250	–

NET INCREASE (DECREASE) IN CASH	(72,159)	–
CASH, beginning of period	72,294	–
CASH, end of period	$135	$–

Noncash investing and financing activities for the quarter ending March 31:
Stock issued for convertible notes payable and accrued interest	$78,022	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2018 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2018, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 16,2019. The consolidated balance sheet as of December 31, 2018 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019 have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the 3 months ended March 31, 2019, the Company did not generate any revenues and reported a net loss of $806,568. As of March 31, 2019, the Company’s current liabilities exceeded its current assets by $2,415,505. As of March 31, 2019, the Company had $135 of cash.

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

Foreign Currency Translation

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2018 closing rate at 1.3642 US$: CAD, average rate at 1.2958 US$: CAD and for the three months ended March 31, 2019 closing rate at 1.3342 US$: CAD, average rate at 1.3292 US$.

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

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice formula pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accruals approximate their fair values because of the short maturity of these instruments. The Company believes the carrying value of its secured debenture payable approximates fair value because the terms were negotiated at arms length.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended March 31, 2019, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three months ended March 31, 2019, there were no stock options nor convertible preferred stock outstanding. For the three months ended March 31, 2019, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 2,867,409,786 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on March 31, 2019, the quarterly principal repayment amounts will be US$46,846. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended March 31, 2019 and 2018, were ($22,050) and $29,886 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended March 31 2019, and 2018, the Company recorded interest expense of $21,651 and $12,551, respectively.

As of March 31, 2019 the debenture liability totaled $1,124,294, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending March 31,
2020	$–
2021	–
2022	–
2023	–
2024 and after	1,124,294
Total	$1,124,294

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of March 31, 2019. Management determined the expected volatility between 320.82-442.87%, a risk free rate of interest between 2.27-2.408%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Amortization	Initial	Q1 change	Derivative Balance
	Amount	of Discount	Loss	in FMV	3/31/2019
	$90,228	$46,788	$58,959	$(38,166)	$106,865
	162,150	49,562	74,429	53,598	195,064
	90,500	26,886	11,381	(78,377)	–
	247,500	50,034	–	102,626	225,664
	100,000	32,967	8,904	16,327	91,490
	103,000	35,517	5,651	47,076	124,475
	65,000	16,027	28,566	(5,576)	80,890
	35,000	8,630	16,558	(2,090)	44,468
	29,250	557	–	26,144	28,907
	49,726	947	–	44,888	49,143
	41,774	796	–	37,710	41,285
	29,250	557	–	26,144	28,908
Subtotal	1,043,378	269,268	204,448	230,304	1,017,159
Transaction expense	–	–	–	–	–
	$1,043,378	$269,268	$204,448	$230,304	$1,017,159

On January 10, 2019, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, ("GS Capital") issuing to GS Capital a convertible promissory note in the aggregate principal amount of $65,000 with a $4,000 original issue discount and $3,100 in transactional expenses due to GS Capital and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of the date the consolidated financial statements were available for issuance, DPI received $57,900 net cash.

On February 12, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC, (“Crown Bridge”) issuing to Crown Bridge a convertible promissory note in the aggregate principal amount of $35,000 with a $3,500 original issue discount and $1,500 in transactional expenses due to Crown Bridge and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $30,000 net cash.

As of March 31, 2019 and 2018 respectively, there was $767,846 and $0 of convertible debt outstanding, net of debt discount of $275,532, and $0, As of March 31, 2019 and 2018 respectively, there was derivative liability of $1,017,159 and $0 related to convertible debt securities.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of March 31, 2019, there were 102,168,914 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

NOTE 5 - COMMITMENTS & CONTINGENCIES

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2019, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended March 31, 2019 and 2018, the Company amortized $12,757, respectively. Future amortization of intangible assets is as follows:

2019	$38,271
2020	51,028
2021	51,028
2022	51,028
2023	51,028
Thereafter	236,255
$478,638

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

In May 2018, DarkPulse BVTK, LLC (the “JV Entity”) received $42,000 for an order from Bravatek Solutions, Inc. ("Bravatek") and the JV Entity then placed a corresponding order with the Company. A former executive officer of the Company is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of March 31, 2019.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 2019, and December 31, 2018, there were 88,235 total preferred shares issued and outstanding for all classes.

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

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 3,000,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2019 and December 31, 2018 respectively, there were 102,168,914 and 89,680,567 common shares issued and outstanding.

During the three months ended March 31, 2019, the Company issued 12,488,347 shares of common stock as settlement of convertible notes payable and interest in the total amount of $78,022.

NOTE 10 – STOCK OPTIONS

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

During the three months ended March 31, 2019, the Company did not issue any stock options and had no stock options outstanding at March 31, 2019.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

On April 17, 2019, the Board of Directors of the Company appointed Dr. Anthony Brown as a director of the Company to fill a vacancy in accordance with the Delaware General Corporation Law (the “DGCL”) and the Company’s Bylaws. In addition, on April 19, 2019, the Board of Directors of the Company appointed Carl Eckel as a director of the Company to fill a vacancy in accordance with the DGCL and the Company’s Bylaws.

On May 2, 2019, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) pursuant to which the Company issued to Geneva a convertible promissory note (the “Geneva Note”) in the aggregate principal amount of $64,000, with a $6,000 original issue discount and $2,800 in expenses for Geneva’s legal and due diligence fees, resulting in a purchase price of $55,200. The Geneva Note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $55,200 net cash on May 2, 2019 in consideration of the issuance of the Geneva Note to Geneva.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the 3 months ended March 31, 2019, the Company did not generate any revenues and reported a net loss of $806,568. As of March 31, 2019, the Company’s current liabilities exceeded its current assets by $2,415,505. As of March 31, 2019, the Company had $135 of cash.

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

Operating Expenses

General and administrative expenses for three months ended March 31, 2019, increased by $44,606 to $44,606 from $0 for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company continued to actively preparing to commercialize its patented technology. During the three months ended March 31, 2018, there were no revenues and all expenses during that time were related to the Company's patented technology.

Payroll and compensation expenses for three months ended March 31, 2019, increased by $168,945 to $168,945 from $0 for the three months ended March 31, 2018. The Company expects a significant reduction in payroll related expenses for the remainder of 2019 because it terminated four employees during March 2019.

Amortization of patents expense for three months ended March 31, 2019, remained the same at $12,757 for the three months ended March 31, 2018.

Other Income (Expense)

Interest expense was $168,588 and $12,551 for the three months ended March 31, 2019 and 2018, respectively. This increase is primarily related to an increase in notes payable.

Loss on convertible notes expense was $230,304 for the three months ended March 31, 2019. Loss on change in fair market value of derivative liabilities was $169,268 for the three months ended March 31, 2019.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $806,568 and $25,308 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses. During the three months ended March 31, 2019, the Company received cash proceeds from the issuance of convertible debt securities in the amount of $87,900.

As of March 31, 2019, we had cash of $135, compared to $72,294 as of December 31, 2018. As of March 31, 2019, our current liabilities exceeded our current assets by $2,415,505.

Cash Flows From Operating Activities

During the three months ended March 31, 2019, net cash used by operating activities was $105,484, resulting from our net loss of $806,568 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $269,268, debt discount of $100,000, increases in accounts payable of $16,744 and accrued liabilities of $91,323.

By comparison, during the three months ended March 31, 2018, net cash used by operating activities was $0, resulting from our net loss of $25,308 offset by an increase in accrued interest of $12,551, and an increase in amortization expense in the amount of $12,757.

Cash Flows From Investing Activities

During the three months ended March 31, 2019, the Company used $29,925 in investing activities relating to our patents and trademarks in the amount of $29,925. During the three months ended March 31, 2018, Company had no net cash provided by or used in investing activities.

Cash Flows From Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $63,250, comprised of proceeds from the issuance of convertible debt in the amount of $87,900, offset by payments on convertible debt of $24,650. During the three months ended March 31, 2018, Company had no net cash provided by or used in financing activities.

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

Recent Accounting Pronouncements

The Company has provided a discussion of recent accounting pronouncements in Note 1 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: the Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2019, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. On March 8, 2019, the Company terminated the Company’s Chief Financial Officer and appointed Dennis M. O’Leary as Chief Financial Officer of the Company. The Company will continue to use outside accounting consultants to assist with the Company’s financial reporting. Otherwise, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2019.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Readers should carefully consider the risks and uncertainties described in ITEM 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC before deciding whether to invest in shares of our common stock. See also risks discussed above under the section on “Factors That May Affect Future Results” and “Internal Controls”.

Our failure to successfully address the risks and uncertainties described in our 2018 Form 10-K would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the development of new technology, our business is inherently risky.  Our common shares are considered speculative during the development of our new business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we had no unregistered sales of equity securities.

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

DARKPULSE, INC.

Dated: May 17, 2019	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

