Form 10-Q
period 2019-06-30
DarkPulse, Inc.
filed 2019-08-12
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of August 8, 2019, there were 435,471,248 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$2,607	$72,294
Prepaid expenses	746	746
TOTAL CURRENT ASSETS	3,353	73,040

Other assets, net	114,176	70,679
Patents, net	466,431	486,932
TOTAL ASSETS	$583,960	$630,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$169,643	$59,160
Convertible notes, net of discount $140,404 and $440,800 respectively	954,126	601,250
Derivative liability	563,088	653,831
Accrued liabilities	440,602	343,519
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
TOTAL CURRENT LIABILITIES	2,213,555	1,743,856

Secured debenture	1,145,636	1,102,243
TOTAL LIABILITIES	3,359,191	2,846,099

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 3,000,000,000 and 250,000,000 shares authorized, 239,174,606 and 89,680,567 shares issued and outstanding respectively	2,391,746	896,806
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	(470,491)	859,481
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	346,287	389,680
Accumulated deficit	(5,030,217)	(4,348,859)
TOTAL STOCKHOLDERS' DEFICIT	(2,775,231)	(2,215,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$583,960	$630,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative expenses	59,906	–	104,512	–
Payroll and compensation	–	–	168,945	–
Legal expenses	48,094	–	48,094	–
Amortization of patents	12,757	12,757	25,514	25,514
Debt transaction expenses	12,800	–	24,900	–

TOTAL OPERATING EXPENSES	133,556	12,757	371,965	25,514

OPERATING LOSS	(133,556)	(12,757)	(371,965)	(25,514)

OTHER INCOME (EXPENSE):
Interest expense	(180,658)	(11,474)	(349,246)	(24,025)
Loss on convertible notes	(74,092)	–	(304,396)	–
Gain on change in fair market values of derivative liabilities	513,516	–	344,248	–

TOTAL OTHER INCOME (EXPENSE)	258,766	(11,474)	(309,394)	(24,025)

NET INCOME (LOSS)	$125,210	$(24,231)	$(681,358)	$(49,539)

GAIN (LOSS) PER SHARE:
Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	140,478,430	76,903,886	117,178,296	69,199,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2019	2018	2019	2018

NET INCOME (LOSS)	$125,210	$(16,200)	$(681,358)	$(49,539)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(21,343)	20,111	(43,393)	49,997
COMPREHENSIVE GAIN (LOSS)	$103,867	$3,911	$(724,751)	$458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended June 30, 2019 and 2018

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2018	88,235	$883	89,680,467	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	12,488,347	124,883	–	(45,837)	–	–	–	79,046
Foreign currency adjustment	–	–	–	–	–	–	–	(22,050)		(22,050)
Net loss	–	–	–	–	–	–	–	–	(806,568)	(806,568)
Balance, March 31, 2019	88,235	$883	102,168,914	$1,021,689	$(1,000)	$813,644	$(12,439)	$367,630	$(5,155,427)	$(2,965,020)
Conversion of convertible notes	–	–	137,005,692	1,370,057	–	(1,284,135)	–	–	–	85,922
Foreign currency adjustment	–	–	–	–	–	–	–	(21,343)		(21,343)
Net gain (loss)	–	–	–	–	–	–	–	–	125,210	125,210
Balance, June 30, 2019	88,235	$883	239,174,606	$2,391,746	$(1,000)	$(471,491)	$(12,439)	$346,287	$(5,030,217)	$(2,775,231)

Balance, December 31, 2017	–	$–	100	$–	$–	$–	$25,808	$298,908	$(1,030,800)	$(706,084)
Foreign currency adjustment	–	–	–	–	–	–	–	29,886		29,886
Net loss	–	–	–	–	–	–	–	–	(25,308)	(25,308)
Balance, March 31, 2018	–	$–	100	$–	$–	$–	$25,808	$328,794	$(1,056,108)	$(701,506)
Foreign currency adjustment	–	–	–	–	–	–	–	20,111	–	20,111
Net loss	–	–	–	–	–	–	–	–	(24,231)	(24,231)
Balance, June 30, 2018	–	$–	100	$–	$–	$–	$25,808	$348,905	$(1,080,339)	$(705,626)

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(681,358)	$(49,539)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,514	25,514
Loan acquisition costs	24,900	–
Interest on notes payable	31,866	24,025
Debt discount	(205,000)	–
Amortization of debt discount	508,396	–
Derivative liability	(90,743)	–
Changes in operating assets and liabilities:
Accounts payable	110,482	–
Accrued liabilities	71,118	–
Net cash used by operating activities	(204,825)	–

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(48,510)	–
Net Cash Used by Investing Activities	(48,510)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	180,100	–
Payments on convertible notes and interest	(24,650)	–
Net Cash Provided by Financing Activities	155,450	–

Effect of exchange rate on cash	28,198

NET INCREASE (DECREASE) IN CASH	(69,687)	–

CASH, beginning of period	72,294	–
CASH, end of period	$2,607	$–

Noncash investing and financing activities for the quarter ending June 30:
Stock issued for convertible notes payable and accrued interest	$136,769	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$66,850	$–
Taxes paid in cash	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of operations and cash flows for the six months ended June 30, 2019 have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended June 30, 2019, the Company did not generate any revenues and reported a net loss of $681,358. As of June 30, 2019, the Company’s current liabilities exceeded its current assets by $2,210,202. As of June 30, 2019, the Company had $2,607 of cash.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2018 closing rate at 1.3642 US$: CAD, average rate at 1.2958 US$: CAD and for the three and six months ended June 30, 2019 closing rate at 1.3093 US$: CAD, average rate at 1.3378 US$.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the six months ended June 30, 2019, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the six months ended June 30, 2019, there were no stock options nor convertible preferred stock outstanding. For the six months ended June 30, 2019, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 2,760,825,394 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on June 30, 2019, the quarterly principal repayment amounts will be US$49,644. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended June 30, 2019 and 2018, were ($21,343) and $20,111 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended June 30, 2019, and 2018, the Company recorded interest expense of $12,745 and $12,551, respectively.

As of June 30, 2019 the debenture liability totaled $1,145,636, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending June 30,
2020	$–
2021	–
2022	–
2023	–
2024 and after	1,124,294
Total	$1,124,294

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2019. Management determined the expected volatility between 282.75-460.92%, a risk free rate of interest between 1.75-2.43%, and contractual lives of the debt varying from six months to two years. The table below details the Company's outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Amortization	Initial	Q2 change	Derivative Balance
	Amount	of Discount	Loss	in FMV	6/30/2019
	$90,228	$42,645	$58,959	$(38,876)	$67,989
	162,150	49,562	74,429	(66,099)	128,965
	85,100	34,629	11,381	–	–
	236,051	47,253	–	(225,664)	225,664
	84,483	31,502	8,904	(91,490)	–
	82,518	29,203	5,651	(124,475)	–
	65,000	16,205	28,566	(11,042)	69,848
	35,000	8,726	16,558	(6,857)	37,611
	29,250	557	–	(199)	28,708
	49,726	947	–	(338)	48,805
	41,774	796	–	(285)	41,000
	29,250	557	–	(199)	28,708
	40,000	9,945	10,605	(3,738)	42,867
	64,000	16,161	17,676	(5,290)	68,586
Subtotal	1,094,530	239,128	232,729	(574,552)	563,087
Transaction expense	–	–	–	–	–
	$1,094,530	$239,128	$232,729	$(574,552)	$563,087

On April 23, 2019, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, ("GS Capital") issuing to GS Capital a convertible promissory note in the aggregate principal amount of $40,000 with a $2,000 original issue discount and $2,000 in transactional expenses due to GS Capital and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of the date the consolidated financial statements were available for issuance, DPI received $36,000 net cash.

On May 3, 2019, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,000 with a $6,000 original issue discount and $2,800 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $55,200 net cash.

During the three months ended June 30, 2019, a total of $130,870 in principal and $5,899 in interest were converted into 137,005,692 shares of the Company’s common stock.

As of June 30, 2019 and 2018 respectively, there was $954,126 and $0 of convertible debt outstanding, net of debt discount of $140,404, and $0, As of June 30, 2019 and 2018 respectively, there was derivative liability of $563,088 and $0 related to convertible debt securities.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of June 30, 2019, there were 239,174,606 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

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

Legal Matters

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. It is the Company's position that the Complaint represents a frivolous harassment lawsuit, and the Company has filed a motion to dismiss all claims made in the Complaint and intends to otherwise defend itself vigorously in this matter. The Company is also exploring filing counterclaims against the Plaintiffs in the action.

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

For the three months ended June 30, 2019 and 2018, the Company amortized $12,757, respectively. Future amortization of intangible assets is as follows:

2019	$25,514
2020	51,028
2021	51,028
2022	51,028
2023	51,028
Thereafter	236,805
$466,431

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

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of June 30, 2019.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2019, and December 31, 2018, there were 88,235 total preferred shares issued and outstanding for all classes.

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

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 3,000,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2019 and December 31, 2018 respectively, there were 239,174,606 and 89,680,567 common shares issued and outstanding.

During the three months ended June 30, 2019, the Company issued 137,005,692 shares of common stock as settlement of convertible notes payable and interest in the total amount of $136,769.

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

During the three months ended June 30, 2019, the Company did not issue any stock options and had no stock options outstanding at June 30, 2019.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure and the Company does not have any subsequent events to be disclosed prior to this filing.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended June 30, 2019, the Company did not generate any revenues and reported a net loss of $681,358. As of June 30, 2019, the Company’s current liabilities exceeded its current assets by $2,210,202. As of June 30, 2019, the Company had $2,607 of cash.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2019, increased by $117,894 to $133,556 from $15,662 for the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company continued to actively preparing to commercialize its patented technology. During the three months ended June 30, 2018, there were no revenues and all expenses during that time were related to the Company's patented technology.

General and administrative expenses for six months ended June 30, 2019, increased by $323,495 to $371,965 from $48,470 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company continued to actively preparing to commercialize its patented technology. During the six months ended June 30, 2018, there were no revenues and all expenses during that time were related to the Company's patented technology.

The Company had no payroll and compensation expenses for three months ended June 30, 2019 or June 30, 2018. The Company expects a significant reduction in payroll related expenses for the remainder of 2019 because it terminated four employees during March 2019.

Payroll and compensation expenses for the six months ended June 30, 2019 increased to $168,945 compared to $0 for the six months ended June 30, 2018. The Company expects a significant reduction in payroll related expenses for the remainder of 2019 because it terminated four employees during March 2019.

Amortization of patents expense for three months ended June 30, 2019 remained the same at $12,757 for the three months ended June 30, 2018.

Amortization of patents expense for six months ended June 30, 2019 remained the same at $25,514 for the six months ended June 30, 2018.

Other Income (Expense)

Interest expense was $180,658 and $11,474 for the three months ended June 30, 2019 and 2018, respectively. This increase is primarily related to an increase in notes payable.

Interest expense was $349,246 and $24,025 for the six months ended June 30, 2019 and 2018, respectively. This increase is primarily related to an increase in notes payable.

Loss on convertible notes expense was $74,092 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018. Gain on change in fair market value of derivative liabilities was $513,516 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Loss on convertible notes expense was $304,396 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018. Gain on change in fair market value of derivative liabilities was $344,248 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three and six months ended June 30, 2019 and 2018, respectively.

Net Income (Loss)

As a result of the above, we reported a net income of $125,210 and a net loss of $24,231 for the three months ended June 30, 2019 and 2018, respectively.

Additionally as a result of the above, we reported a net loss of $681,358 and a net loss of $49,539 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses. During the three months ended June 30, 2019, the Company received cash proceeds from the issuance of convertible debt securities in the amount of $87,900.

As of June 30, 2019, we had cash of $2,607, compared to $72,294 as of December 31, 2018. As of June 30, 2019, our current liabilities exceeded our current assets by $2,210,202.

Cash Flows From Operating Activities

During the six months ended June 30, 2019, net cash used by operating activities was $204,825, resulting from our net loss of $681,358 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $508,396, debt discount of $205,000, increases in accounts payable of $110,482 and accrued liabilities of $71,118.

By comparison, during the six months ended June 30, 2018, net cash used by operating activities was $0, resulting from our net loss of $49,539 offset by an increase in accrued interest of $24,025, and an increase in amortization expense in the amount of $25,514.

Cash Flows From Investing Activities

During the three months ended June 30, 2019, the Company used $48,510 in investing activities relating to our patents and trademarks in the amount of $48,510. During the three months ended June 30, 2018, Company had no net cash provided by or used in investing activities.

Cash Flows From Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $155,450, comprised of proceeds from the issuance of convertible debt in the amount of $180,100, offset by payments on convertible debt of $24,650. During the six months ended June 30, 2018, Company had no net cash provided by or used in financing activities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2019, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. On March 8, 2019, the Company terminated the Company’s Chief Financial Officer and appointed Dennis M. O’Leary as Chief Financial Officer of the Company. The Company will continue to use outside accounting consultants to assist with the Company’s financial reporting. Otherwise, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2019.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. It is the Company's position that the Complaint represents a frivolous harassment lawsuit, and the Company has filed a motion to dismiss all claims made in the Complaint and intends to otherwise defend itself vigorously in this matter. The Company is also exploring filing counterclaims against the Plaintiffs in the action.

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

During the three months ended June 30, 2019, we had no unregistered sales of equity securities.

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

DARKPULSE, INC.

Dated: August 12, 2019	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

