Form 10-Q
period 2019-09-30
DarkPulse, Inc.
filed 2019-11-19
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☐        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, there were 1,129,719,021 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$1,408	$72,294
Prepaid expenses	746	746
TOTAL CURRENT ASSETS	2,154	73,040

Other assets, net	116,495	70,679
Patents, net	457,775	486,932
TOTAL ASSETS	$576,424	$630,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$264,185	$59,160
Convertible notes, net of discount $93,138 and $440,800 respectively	928,702	601,250
Derivative liability	341,209	653,831
Accrued liabilities	465,337	343,519
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
TOTAL CURRENT LIABILITIES	2,085,529	1,743,856

Secured debenture	1,132,965	1,102,243
TOTAL LIABILITIES	3,218,494	2,846,099

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 3,000,000,000 and 250,000,000 shares authorized, 872,309,164 and 89,680,567 shares issued and outstanding respectively	8,723,092	896,806
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	(6,703,232)	859,481
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	358,958	389,680
Accumulated deficit	(5,008,332)	(4,348,859)
TOTAL STOCKHOLDERS' DEFICIT	(2,642,070)	(2,215,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$576,424	$630,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative expenses	40,453	281,996	144,965	1,911,353
Payroll and compensation	–	–	168,945	–
Legal expenses	48,868	–	96,962	–
Amortization of patents	12,757	18,216	38,271	43,730
Debt transaction expenses	–	–	24,900	–

TOTAL OPERATING EXPENSES	102,078	300,212	474,043	1,955,083

OPERATING LOSS	(102,078)	(300,212)	(474,043)	(1,955,083)

OTHER INCOME (EXPENSE):
Interest expense	(50,649)	(139,961)	(399,895)	(164,990)
Loss on convertible notes	(47,266)	(916,977)	(351,662)	(916,977)
Gain on change in fair market values of derivative liabilities	221,879	689,949	566,127	689,949
Loss on merger	–	(110,685)	–	(110,685)

TOTAL OTHER INCOME (EXPENSE)	123,964	(477,674)	(185,430)	(502,703)

NET INCOME (LOSS)	21,886	(777,886)	(659,473)	(2,457,786)
Net loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	100	–	11,172
Net income (loss) attributable to Company stockholders	$21,886	$(777,786)	$(659,473)	$(2,446,614)

GAIN (LOSS) PER SHARE:
Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	518,604,087	89,680,567	252,457,517	76,127,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2019	2018	2019	2018

NET INCOME (LOSS)	$21,886	$(777,786)	$(659,473)	$(2,446,614)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	12,671	(20,638)	(30,722)	29,359
COMPREHENSIVE GAIN (LOSS)	$34,557	$(798,424)	$(690,195)	$(2,417,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Periods Ended September 30, 2019 and 2018

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2018	88,235	$883	89,680,467	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	12,488,347	124,883	–	(45,837)	–	–	–	79,046
Foreign currency adjustment	–	–	–	–	–	–	–	(22,050)		(22,050)
Net loss	–	–	–	–	–	–	–	–	(806,568)	(806,568)
Balance, March 31, 2019	88,235	$883	102,168,914	$1,021,689	$(1,000)	$813,644	$(12,439)	$367,630	$(5,155,427)	$(2,965,020)
Conversion of convertible notes	–	–	137,005,692	1,370,057	–	(1,284,135)	–	–	–	85,922
Foreign currency adjustment	–	–	–	–	–	–	–	(21,343)		(21,343)
Net gain (loss)	–	–	–	–	–	–	–	–	125,210	125,210
Balance, June 30, 2019	88,235	$883	239,174,606	$2,391,746	$(1,000)	$(470,491)	$(12,439)	$346,287	$(5,030,217)	$(2,775,231)
Conversion of convertible notes	–	–	633,134,558	6,331,346	–	(6,232,741)	–	–	–	98,605
Foreign currency adjustment	–	–	–	–	–	–	–	12,671		12,671
Net gain (loss)	–	–	–	–	–	–	–	–	21,886	21,886
Balance, September 30, 2019	88,235	$883	872,309,164	$8,723,092	$(1,000)	$(6,703,232)	$(12,439)	$358,958	$(5,008,332)	$(2,642,069)

Balance, December 31, 2017	–	$–	100	$–	$–	$–	$25,808	$298,908	$(1,030,800)	$(706,084)
Foreign currency adjustment	–	–	–	–	–	–	–	29,886		29,886
Net loss	–	–	–	–	–	–	–	–	(25,308)	(25,308)
Balance, March 31, 2018	–	$–	100	$–	$–	$–	$25,808	$328,794	$(1,056,108)	$(701,506)
Foreign currency adjustment	–	–	–	–	–	–	–	20,111	–	20,111
Net loss	–	–	–	–	–	–	–	–	(24,231)	(24,231)
Balance, June 30, 2018	–	$–	100	$–	$–	$–	$25,808	$348,905	$(1,080,339)	$(705,626)
Recapitalization of the Company	88,235	883	89,680,467	896,806	(1,000)	859,481	(38,247)	–	(1,630,461)	87,462
Foreign currency adjustment	–	–	–	–	–	–	–	(20,637)	–	(20,637)
Net loss	–	–	–	–	–	–	–	–	(777,786)	(777,786)
Balance, September 30, 2018	88,235	$883	89,680,567	$896,806	$(1,000)	$859,481	$(12,439)	$328,268	$(3,488,586)	$(1,416,587)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(659,473)	$(2,457,786)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	38,271	45,536
Loan acquisition costs	24,900	–
Stock based compensation	–	1,602,570
Interest on notes payable	27,446	–
Debt discount	(205,000)	205,406
Amortization of debt discount	568,985	–
Derivative liability	(312,622)	115,678
Changes in operating assets and liabilities:
Accounts payable	205,025	54,153
Contract liabilities	–	42,000
Accrued liabilities	110,340	138,540
Cash held by officer of VIE	–	10,650
Prepaid expenses	–	(746)
Net cash used by operating activities	(202,128)	(243,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Noncontrolling interest	–	(38,247)
Investment in patents	(54,930)	(141,223)
Net Cash Used by Investing Activities	(54,930)	(179,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	180,100	572,072
Payments on convertible notes and interest	(24,650)	(8,050)
Proceeds from related party payable	–	44,096
Payments on note payable	–	(33,386)
Net Cash Provided by Financing Activities	155,450	574,732

Effect of exchange rate on cash	30,722	–

NET INCREASE (DECREASE) IN CASH	(70,886)	151,263

CASH, beginning of period	72,294	8,025
CASH, end of period	$1,408	$159,288

Noncash investing and financing activities for the quarter ending September 30:
Stock issued for convertible notes payable and accrued interest	$232,535	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$66,850	$–
Taxes paid in cash	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of operations and cash flows for the nine months ended September 30, 2019 have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Description of Business

DarkPulse, Inc. ("DPI" or "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc. ("Klever"). The Company’s wholly-owned subsidiary, DarkPulse Technologies Inc. ("DPTI"), was originally formed as a privately held technology spinout from the University of New Brunswick, Fredericton, Canada. The Company plans for its security and monitoring systems to initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement”) involving Klever as the surviving parent corporation acquiring DPTI as its wholly owned subsidiary (the “Merger”). On June 29, 2018, the parties entered into Amendment No. 1 to the Merger Agreement, and on July 18, 2018 the parties closed the Merger. With the change of control of the Company, the Merger is was accounted for as a recapitalization in a manner similar to a reverse acquisition.

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware changing the name of the Company to DarkPulse, Inc. The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol was changed to DPLS.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended September 30, 2019, the Company did not generate any revenues and reported a net gain of $21,886. As of September 30, 2019, the Company’s current liabilities exceeded its current assets by $2,083,374. As of September 30, 2019, the Company had $1,408 of cash.

The Company will require additional funding during the next nine months to finance the growth of its operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations. However, management cannot make any assurances that such financing will be secured.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on December 31, 2018 closing rate at 1.3642 US$: CAD, average rate at 1.2958 US$: CAD and for the three and nine months ended September 30, 2019 closing rate at 1.3209 US$: CAD, average rate at 1.3294 US$.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the nine months ended September 30, 2019, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flows or disclosures. The Company has no lease obligations.

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

For the nine months ended September 30, 2019, there were no stock options nor convertible preferred stock outstanding. For the nine months ended September 30, 2019, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 1,277,690,836 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on September 30, 2019, the quarterly principal repayment amounts will be US$49,644. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended September 30, 2019 and 2018, were $12,671 and ($20,638) respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended September 30, 2019, and 2018, the Company recorded interest expense of $12,745 and $12,551, respectively.

As of September 30, 2019 the debenture liability totaled $1,132,965, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending September 30,
2020	$–
2021	–
2022	–
2023	–
2024 and after	1,132,965
Total	$1,132,965

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2019. Management determined the expected volatility between 318.38-487.51%, a risk free rate of interest between 1.75-1.92%, and contractual lives of the debt varying from six months to two years. The table below details the Company's outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Amortization	Initial	Q3 change	Derivative Balance
	Amount	of Discount	Loss	in FMV	9/30/2019
	$90,228	$–	$58,959	$(67,989)	$–
	162,150	–	74,429	(128,965)	–
	75,652	–	11,381	–	–
	208,436	–	–	–	–
	79,622	–	8,904	–	–
	65,372	–	5,651	–	–
	55,180	12,344	28,566	(7,305)	62,544
	33,194	6,647	16,558	(3,934)	33,677
	29,250	367	–	(340)	28,368
	49,726	624	–	(579)	48,226
	41,774	524	–	(486)	40,514
	29,250	367	–	(340)	28,368
	40,000	10,055	10,605	(4,593)	38,274
	64,000	16,339	17,676	(7,348)	61,238
Subtotal	1,023,834	47,266	232,729	(221,879)	341,209
Transaction expense	–	–	–	–	–
	$1,023,834	$47,266	$232,729	$(221,879)	$341,209

During the three months ended September 30, 2019, a total of $70,696 in principal and $10,070 in interest were converted into 633,134,558 shares of the Company’s common stock.

As of September 30, 2019 and 2018 respectively, there was $928,702 and $0 of convertible debt outstanding, net of debt discount of $93,138, and $0, As of September 30, 2019 and 2018 respectively, there was derivative liability of $341,209 and $0 related to convertible debt securities.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of September 30, 2019, there were 872,309,164 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

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

For the three months ended September 30, 2019 and 2018, the Company amortized $12,757, respectively. Future amortization of intangible assets is as follows:

2019	$12,757
2020	51,028
2021	51,028
2022	51,028
2023	51,028
Thereafter	236,805
$453,674

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

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of September 30, 2019.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2019, and December 31, 2018, there were 88,235 total preferred shares issued and outstanding for all classes.

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

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 3,000,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2019 and December 31, 2018 respectively, there were 872,309,164 and 89,680,567 common shares issued and outstanding.

During the three months ended September 30, 2019, the Company issued 633,134,558 shares of common stock as settlement of convertible notes payable and interest in the total amount of $80,766.

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

During the three months ended September 30, 2019, the Company did not issue any stock options and had no stock options outstanding at September 30, 2019.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and the Company does not have any subsequent events to be disclosed prior to this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

DarkPulse, Inc. ("DPI" or "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc. ("Klever"). The Company’s wholly-owned subsidiary, DarkPulse Technologies Inc. ("DPTI"), was originally formed as a privately held technology spinout from the University of New Brunswick, Fredericton, Canada. The Company plans for its security and monitoring systems to initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement”) involving Klever as the surviving parent corporation acquiring DPTI as its wholly owned subsidiary (the “Merger”). On June 29, 2018, the parties entered into Amendment No. 1 to the Merger Agreement, and on July 18, 2018 the parties closed the Merger. With the change of control of the Company, the Merger was be accounted for as a recapitalization in a manner similar to a reverse acquisition.

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to DarkPulse, Inc. The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol was changed to DPLS.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended September 30, 2019, the Company did not generate any revenues and reported a net gain of $21,886. As of September 30, 2019, the Company’s current liabilities exceeded its current assets by $2,083,374. As of September 30, 2019, the Company had $1,408 of cash.

The Company will require additional funding during the next nine months to finance the growth of its operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations. However, management cannot make any assurances that such financing will be secured.

Results of Operations for the Three and Nine Months Ended September 30, 2019 compared to the Three and Nine Months Ended September 30, 2018

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2019, decreased by $241,543 to $40,453 from $281,996 for the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company continued to actively preparing to commercialize its patented technology. During the three months ended September 30, 2018, there were no revenues and all expenses during that time were related to the Company's patented technology.

General and administrative expenses for nine months ended September 30, 2019, decreased by $1,766,388 to $144,965 from $1,911,353 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company continued to actively preparing to commercialize its patented technology. During the nine months ended September 30, 2018, there were no revenues and all expenses during that time were related to the Company's patented technology.

The Company had no payroll and compensation expenses for three months ended September 30, 2019 or September 30, 2018. The Company expects a significant reduction in payroll related expenses for the remainder of 2019 because it terminated four employees during March 2019.

Payroll and compensation expenses for the nine months ended September 30, 2019 increased to $168,945 compared to $0 for the nine months ended September 30, 2018. The Company expects a significant reduction in payroll related expenses for the remainder of 2019 because it terminated four employees during March 2019.

Legal expense for three months ended September 30, 2019 increased to $48,868 from $0 for the three months ended September 30, 2018. Legal expense for nine months ended September 30, 2019 increased $96,962 from $0 for the nine months ended September 30, 2018.

Amortization of patents expense for three months ended September 30, 2019 decreased $5,459 to $12,757 from $18,216 for the three months ended September 30, 2018. Amortization of patents expense for nine months ended September 30, 2019 decreased $5,459 to $38,271 from $43,730 for the nine months ended September 30, 2018.

Other Income (Expense)

Interest expense was $50,649 and $139,961 for the three months ended September 30, 2019 and 2018, respectively. This increase is primarily related to an increase in notes payable.

Interest expense was $399,895 and $164,990 for the nine months ended September 30, 2019 and 2018, respectively. This increase is primarily related to an increase in notes payable.

Loss on convertible notes expense was $47,266 for the three months ended September 30, 2019 compared to $916,977 for the three months ended September 30, 2018. Gain on change in fair market value of derivative liabilities was $221,879 for the three months ended September 30, 2019 compared to $689,949 for the three months ended September 30, 2018.

Loss on convertible notes expense was $351,662 for the nine months ended September 30, 2019 compared to $916,977 for the nine months ended September 30, 2018. Gain on change in fair market value of derivative liabilities was $566,127 for the nine months ended September 30, 2019 compared to $689,949 for the nine months ended September 30, 2018.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively.

Net Income (Loss)

As a result of the above, we reported a net income of $123,964 and a net loss of $477,674 for the three months ended September 30, 2019 and 2018, respectively.

Additionally as a result of the above, we reported a net loss of $185,430 and a net loss of $502,703 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses.

As of September 30, 2019, we had cash of $1,408, compared to $72,294 as of December 31, 2018. As of September 30, 2019, our current liabilities exceeded our current assets by $2,083,374.

Cash Flows From Operating Activities

During the nine months ended September 30, 2019, net cash used by operating activities was $202,128, resulting from our net loss of $659,473 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $568,985, debt discount of $205,000, increases in accounts payable of $205,025 and accrued liabilities of $110,340.

By comparison, during the nine months ended September 30, 2018, net cash used by operating activities was $243,999, resulting from our net loss of $2,457,786 and an increase in expenses related to stock based compensation of $1,602,570 as well our convertible notes payables, including debt discount of $205,406, increases in accounts payable of $54,153 and accrued liabilities of $138,540.

Cash Flows From Investing Activities

During the three months ended September 30, 2019, the Company used $54,930 in investing activities, all of which was related to our patents and trademarks. During the three months ended September 30, 2018, used $179,470 in investing activities of which $141,223 was related to our patents and trademarks.

Cash Flows From Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $155,450, comprised of proceeds from the issuance of convertible debt in the amount of $180,100, offset by payments on convertible debt of $24,650. During the nine months ended September 30, 2018, net cash provided by financing activities was $574,732, comprised of proceeds from the issuance of convertible debt in the amount of $572,072, offset by payments on convertible debt of $8,050 as well as payments on notes payable of $33,386.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2019, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. On March 8, 2019, the Company terminated the Company’s Chief Financial Officer and appointed Dennis M. O’Leary as Chief Financial Officer of the Company. The Company will continue to use outside accounting consultants to assist with the Company’s financial reporting. Otherwise, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we had no unregistered sales of equity securities.

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

DARKPULSE, INC.

Dated: November 19, 2019	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

