Form 10-K
period 2019-12-31
DarkPulse, Inc.
filed 2020-06-08
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18730

DarkPulse, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0472109
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 West 34th Street 9th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTCQB on June 28, 2019 was approximately $119,587. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of May 29, 2020, was 1,533,470,684.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐   No  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

i

Explanatory Note

DarkPulse, Inc. (“DPI”, “DarkPulse” or the “Company”) disclosed in its Form 8-K filed on March 30, 2020 that it would be relying on the March 4, 2020 Securities and Exchange Commission Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, the Partnership (as superseded by the order dated March 25, 2020) delayed the filing of this Annual Report on Form 10-K, originally due Monday, March 30, 2020. The primary reasons for the delay were due to the circumstances related to COVID-19. COVID-19-related shelter-in-place orders and office closures severely affected transportation and limited access to the facilities of the Company and staff. This resulted in disruptions to the Company’s staff which delayed our ability to complete our audit and the Company’s ability to prepare the Report. The Company was unable, without unreasonable effort or expense, to file its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) by the May 29, 2020 extended deadline (which is 60 days from the Report’s original filing deadline of March 30, 2020).

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for DarkPulse, Inc. and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

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

Revenue Generation

We intend to generate revenue from the following sources:

•	Hardware equipment sales, warranties, service contracts and licensing to large enterprises and governments.

•	Recurring subscription fees paid by enterprise/government users for access to our 24/7 monitoring services of their critical infrastructure;

•	Recurring subscription fees paid by enterprise/government users for access to our applications by enterprises/governments;

•	Recurring subscription fees paid by enterprise users for access to data stored in the cloud that may be integrated into large, third-party providers such as Oracle, Google Cloud; and Microsoft; among others;

•	Recurring subscription fees paid by enterprise/government users who subscribe to bundled service offerings.

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

Due to the characteristics of the fiber used in fiber optic sensing, the uses of our DarkPulse Technology are wide ranging. Optical fiber is hard-wearing, which allows it to be used in environments where other technologies fail (for example, at temperatures ranging from -40°C to 300°C and 1000psi). Additionally DarkPulse Technology’s sensors allow for live sensing due to the speed at which the analysis takes place.

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

Marketing

We utilize our DarkPulse Technology as the foundation of our ongoing marketing initiatives. Most notably, the greater magnitude of increased capabilities DarkPulse Technology versus existing bright-pulsing technologies. Existing bright-pulse Brillouin-based sensors have historically been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length is also a limiting factor for the use of distributed sensor systems. Because of these shortcomings, existing bright-pulse Brillouin-based technologies are unable to succeed within today’s dynamic environments, which coincides with our DarkPulse Technology’s increased capabilities over bright-pulse systems. Our marketing initiatives include daily, broad-based social media engagement; management of our website; email campaigns, and other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

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

[1] Optical Sensing Market by Industry (Aerospace & Defense, Utilities, Oil & Gas, Medical, Construction, and Consumer Electronics), Application, Method, and Geography - Global Forecast to 202\3 (https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html?gclid=EAIaIQobChMIzrfanf7P4QIVA0GGCh3jlw7rEAAYASAAEgI9bvD_BwE)

However, the Company utilizes its DarkPulse Technology allowing for multiple applications into those markets unavailable to companies using bright-pulse technology. While many of the companies using bright-pulse technology have attempted to incorporate various sensing techniques into a legacy technology, none have been able to offer the order of magnitude resolutions offered by our DarkPulse Technology. This magnitude in resolution coupled with the DarkPulse Technology’s increased data collection speeds allows our DarkPulse Technology to be installed into areas of the market that our competitors cannot. The Company’s future financial condition and operating results depend on its ability to provide a high-quality solution as well as increased distribution of the solutions in each of the markets in which it competes or intends to compete within.

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

Research and Development

We incurred $0 and $91,301 of research and development expenses during the fiscal years ended December 31, 2019 and 2018 respectively. These funds were primarily used for development of our Erebos BOTDA hardware.

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

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us if the situation continues.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on the Company if the situation continues.

Further, all employees, including our specialized technical staff, are working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work.

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, we may experience disruptions to our business including, but not limited to equipment, to our workforce, or to our business relationships with other third parties.

The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2019 and 2018, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, no sales recorded to date, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

The Company believes that control deficiencies exist in our internal control over financial reporting as of December 31, 2019, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

Our largest shareholder beneficially owns approximately 81.29% of our outstanding common stock as of May 29, 2020, as calculated according to voting power. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

On July 1, 2019, the majority stockholders holding a majority of the issued and outstanding voting shares of the Company approved an amendment to the Company’s Certificate of Incorporation, to increase the number of authorized shares of Common Stock from 3,000,000,000 to 20,000,000. We are authorized to issue an aggregate of 20,000,000,000 shares of common stock and 2,000,000 shares of “blank check” preferred stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

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

2019:	High	Low
First Quarter	$0.0500	$0.0035
Second Quarter	$0.0062	$0.0005
Third Quarter	$0.0008	$0.0001
Fourth Quarter	$0.0003	$0.0001

2018:	High	Low
First Quarter	$0.0520	$0.0040
Second Quarter	$0.1720	$0.0300
Third Quarter	$0.2400	$0.0700
Fourth Quarter	$0.0900	$0.0190

The number of shareholders of record of the Company's common stock as of May 29, 2020 was approximately 936.

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

On September 24, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC, issuing a convertible promissory note in the aggregate principal amount of $100,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. Due to an outstanding balance of the convertible promissory note at maturity, the interest rate has increased to 24% from 8%.

On September 25, 2018, the Company entered into a securities purchase agreement with EMA Financial, LLC, issuing a convertible promissory note in the aggregate principal amount of $100,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to the lower of current market price, $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. Due to an outstanding balance of the convertible promissory note at maturity, the conversion price is now 55%, down from 70%, and the interest rate has increased to 24% from 8%.

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

The Company is not aware of any common stock transactions during the year ended December 31, 2019 for which either Forms 4 or Forms 5 were required to be filed.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through December 31, 2019.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated net losses of $1,825,469 and $3,318,059 during the years ended December 31, 2019 and 2018, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company’s current liabilities exceeded its current assets by $3,213,915. As of December 31, 2019, the Company had $1,210 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2020. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2019 decreased by $1,992,389 or 78.5% to $546,236 from $2,538,625 for the year ended December 31, 2018. The primary reason for the overall decrease in general and administrative expense in the current year is a decrease in payroll and compensation, including stock based compensation.

General and administrative expenses for the year ended December 31, 2019 decreased by $36,573 or 16.7% to $183,083 from $219,656 for the year ended December 31, 2018. The primary reason for the overall decrease in general and administrative expense in the current year is a decrease in professional fees.

Payroll and compensation expenses for the year ended December 31, 2019 decreased to $168,945 from $2,056,144 or 91.8% for the year ended December 31, 2018. The primary reason for the overall decrease in payroll and compensation expense in the current year is a decrease in employees and a reduction in stock based compensation.

Research and development expenses for the year ended December 31, 2019 decreased by $91,301 to $0 for the year ended December 31, 2018. The primary reason for the overall decrease in research and development in the current year is a decrease in development of a new application using our patented technology.

Legal expenses for the year ended December 31, 2019 increased $118,281 from $0 for the year ended December 31, 2018. The increase is related to ongoing litigation as described in more detail in Note 12 of the attached financial statements.

Debt transaction expenses for the year ended December 31, 2019 decreased $85,785 or 77.5% from $110,685 to $24,900. The primary reason for the decrease is related to the decrease in convertible notes entered into during 2019.

Other Income (Expense)

Total other expenses totaled $1,279,233 and $779,434 for the years ended December 31, 2019 and 2018, respectively. The $499,799 increase is primarily attributed to the increase recognized due to changes in the fair value of derivative instruments, exchange rate variances and interest expense.

Management completed an impairment analysis of the Company’s capitalized software development costs as of December 31, 2018 as required by generally accepted accounting principles. As a result, the Company recorded an impairment expense of $294,788 for the year ended December 31, 2018. No impairment expense was recorded for the year ended December 31, 2019.

Net Loss

As a result, net loss for the year ended December 31, 2019 decreased by $1,492,590 to $1,825,469 from $3,318,059 for the year ended December 31, 2018.

Comprehensive (Loss) Gain

The Company recorded a gain for foreign currency translation adjustments for the year ended December 31, 2019 of $71,084 and a loss of $90,772 for the year ended December 31, 2018. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances. Comprehensive loss was $1,754,385 as compared to $3,227,287 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2019, we had a cash balance of $1,210. Our working capital deficit is approximately $2,229,896 at December 31, 2019.

As of December 31, 2019, we had cash of $1,210, compared to $72,294 as of December 31, 2018. The Company currently does not have sufficient cash to fund its operations for the next 12 months and will require working capital to complete development, testing and marketing of its products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of the Company’s restricted common stock.

As of December 31, 2019, our current liabilities of $3,215,872 exceeded our current assets of $1,956 by $3,213,916.

Cash Flows From Operating Activities

During the year ended December 31, 2019, net cash used by operating activities was $171,604, resulting from our net loss of $1,825,469 partially offset by non-cash expenses totaling $259,824 and increases in accounts payable of $264,788 and a decrease in accrued liabilities of $145,234.

By comparison, during the year ended December 31, 2018, net cash used by operating activities was $890,841, resulting from our net loss of $3,318,059, partially offset by non-cash expenses of $2,016,230 and increases in accounts payable of $49,160 and accrued liabilities of $309,925.

Cash Flows From Investing Activities

During the year ended December 31, 2019, net cash used by investing activities was $54,930, comprised primarily of capitalized patents costs of $101,652. During the year ended December 31, 2018, net cash used by investing activities was $0.

Cash Flows From Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $155,450, comprised of proceeds from issuance of convertible notes payable of $180,100, partially offset by repayments of convertible notes payable of $24,650. During the year ended December 31, 2018, net cash provided by financing activities was $1,056,762, comprised of proceeds from issuance of convertible notes payable of $1,088,250 and proceeds from related party notes payable of $44,096, partially offset by repayments of convertible notes payable of $42,200 and notes payable of $33,384.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2019, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2019, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	58	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	47	Director

Carl Eckel	61	Director

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

Dr. Anthony Brown, Director. Dr. Brown is a physicist and scientist with extensive experience in the development of Brillouin scattering-based distributed fiber optic sensing. In 2010, Dr. Brown co-founded DarkPulse Technologies, Inc., a wholly-owned subsidiary of the Company. Dr. Brown has more than 25 years of research and lecturing experience gained at the University of New Brunswick (“UNB”), focusing primarily on the development of Brillouin scattering-based distributed fiber optic sensor technology. From 2001 to 2012, Dr. Brown served as an assistant professor and research associate at UNB. During Dr. Brown’s tenure at UNB, he was instrumental in developing numerous patents in the field of fiber optic sensing. From 2012 to 2015, Dr. Brown served as an Adjunct Professor at UNB. From 2013 through the present, Dr. Brown has served as a data scientist for Xplornet Communications, Inc. From 2018 through the present, Dr. Brown has served as a consultant for the Company. Dr. Brown received a Bachelor of Science degree in Physics from UNB in 1995, and a PhD in Physics from UNB in 2001. We believe that Dr. Brown should serve as a member of our Board of Directors due to his extensive experience in the development of Brillouin scattering-based distributed fiber optic sensing.

Carl Eckel, Director. Mr. Eckel is a U.S. military veteran with over 35 years of defense communications system development and support experience. Mr. Eckel’s career began in the field of telecommunications operations and continued to evolve with the rapid advancements in telecommunications technologies. While serving in the United States Air Force from 1977 to 1985, Mr. Eckel was responsible for managing leased communications accounting, planning, user requirement changes, and system upgrades and replacements for critical Air Force Satellite Control Network (“AFSCN”) Programs at Onizuka AFS, until his honorable discharge in 1985. As a private civilian, from 1985 to 1992, Mr. Eckel served as a Database Systems Administrator and Site Integrator for Ford Aerospace / Loral where he was responsible for into customer communications requirements analysis and development of training for operations and maintenance of the classified and unclassified systems supporting all Space Shuttle and satellite activities. In 1993 recognizing the government’s need for quality affordable training for operations and maintenance of complex software and hardware communications systems, Mr. Eckel started a successful training development and delivery business that provided training to Washington D.C. area clients such as the Pentagon 7th CG, the White House Communications Agency. and PACAF based in Hawaii. Mr. Eckel worked for Allied Signal/Honeywell in 1995-96 as a Group Field Engineer maintaining critical Control Center and Remote Tracking Communications Equipment around the world, and then rejoining communications systems support with Lockheed from 1997 to 1998. From 1999 to 2000, Mr. Eckel resumed support on the government side of the AFSCN serving initially in Network Security and Systems Integration. From 2000 to 2001, Mr. Eckel served as a Deputy Maintenance Manager for ITT where he was responsible for maintenance of AFSCN mission control communications systems. From 2001 to 2013, Mr. Eckel served as a Site Manager, Program Manager, and Program Director for IITC / Nortel / PEC / Avaya Government Solutions where he held a team leadership role transitioning back into program management. With this transition Mr. Eckel was a part of establishing and delivering contract performance that netted 99-100% contract satisfaction award fees. Mr. Eckel advanced to program director level managing contract team activities, including subcontractors, at multiple locations supporting programs for the Air Force, Army, and NOAA/NWS. In early 2014, Mr. Eckel transitioned into the Oil and Gas Industry as a safety professional in support of pipeline integrity work, station work, and mainline projects for clients including Enbridge, Hess, Tesoro, MarkWest, TransCanada, Kinder Morgan, and Shell. From 2014 through the present, Mr. Eckel has served as a Safety Manager for Minnesota Limited, LLC where he is responsible for safety compliance, including field safety inspections, incident and accident investigation, and reporting. Mr. Eckel received a diploma in Communications Systems from the USAF Technical School in Shepherd AFB, TX. Mr. Eckel holds numerous certifications, including OSHA 500 – Authorized OSHA 10 and 30 hour trainer, OSHA 510 HAZWOPER, CPR/AED/First aid, DOT – CSA & HAZMAT Driver Training. We believe that Mr. Eckel should serve as a member of our Board of Directors due to his extensive management experience within the government and the private sectors in such areas and industries where the Company’s technology systems may be advantageously utilized.

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

Audit Committee

As of December 31, 2019, the Company did not have a functioning Audit and Compliance Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid to our executive officers and directors for the years ended December 31, 2019 and 2018.

	(a)	(b)	(c)	(d)	(e)	(f)

Name and Principal Position	Year Ended Dec 31,	Salary (1)	Bonus	Option Awards (2)	All Other Compensation	Total
Dennis O’Leary	2019	$18,000	$0	$0	$0	$18,000
Chairman/CEO and Director	2018	$126,000	$0	$0	$0	$126,000
Dr. Anthony Brown	2019	$0	$0	$0	$0	$0
Director	2018	$0	$0	$0	$0	$0
Carl Eckel	2019	$0	$0	$0	$0	$0
Director	2018	$0	$0	$0	$0	$0

___________________________

(1) The Company accrued $18,000 and $63,000 for compensation for Mr. O’Leary during the years ended December 31, 2019 and 2018, respectively, of which $0 has been paid, respectively.

(2) The amounts in column (e) reflect the aggregate grant date fair value with respect to stock options granted during the respective years in accordance with ASC Topic 718. No stock options were awarded or vested in 2019 and 2018.

Aggregate Option/SAR Exercises in the Last Fiscal Year and Year End Option/SAR Values

During the year ended December 31, 2019, the Company did not grant any stock options or SARs to the chief executive officer, chief financial officer and directors of the Company.

During the year ended December 31, 2019, no stock options were exercised by the chief executive officer, chief financial officer and directors of the Company.

The following table sets forth information with respect to outstanding stock options granted to our chief executive officer, chief financial officer and directors of the Company at December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Dennis O’Leary	–	–	–	$–	–
Dr. Anthony Brown	–	–	–	–	–
Carl Eckel	–	–	–	–	–

Executive Compensation and Benefits

The Company provides no health insurance to any full or part-time employees.

The Company has adopted a stock incentive plan for its employees, executive officers, directors, and consultants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our Directors and Executive Officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 1,392,131,347 (1,392,042,112 common plus 88,235 preferred) votes as of December 31, 2019. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of December 31, 2019. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers and >5% Stock Owners

Dennis O’Leary (through Fantastic Northamerica, LLC)	Direct	–	–
350 5th Avenue	Preferred	6,047,664,520	81.29%
59th Floor	Total	6,047,664,520	81.29%
New York, NY 10118
Dr. Anthony Brown	Direct	–	–
350 5th Avenue	Preferred	525,852,776	27.42%
59th Floor	Total	525,852,776	27.42%
New York, NY 10118
Carl Eckel	Direct	–	–
350 5th Avenue	Preferred	–	–
59th Floor	Total	–	–
New York, NY 10118

Total		6,573,517,295	82.52%

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

Accrued Compensation

Dennis M. O’Leary, the Company’s CEO, accrued $18,000 and $63,000 for compensation for the CEO during the years ended December 31, 2019 and 2018, of which $0 and $0 were paid, respectively.

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

The following is a summary of the fees incurred by the Company to Boyle for professional services rendered for the years ended December 31, 2019 and 2018, respectively.

Service	2019	2018
Audit Fees	$8,000	$8,000
Audit-Related Fees	–	–
Total	$8,000	$8,000

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2019 and 2018.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018 (incorporated by reference to Exhibit 2.1 to Form 8K filed May 1, 2018)

2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018 (incorporated by reference to Exhibit 2.1 to Form 8K/A filed July 13, 2018)

2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018 (incorporated by reference to Exhibit 2.1 to Form 8K filed August 21, 2018)

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

3.02	Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class Voting Preferred Stock, Series 1, of Klever Marketing, Inc., dated February 7, 2000 (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

3.03	Amended Bylaws (incorporated by reference to Annual Report on Form 10-KSB filed March 29, 2001)

3.04	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8K filed July 24, 2018)

3.05	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8K filed July 24, 2018)

4.01	Amended Certificate of Designation of Rights, Privileges and Preferences: Rights of A Class of Voting Preferred Stock, Series 1, of Klever Marketing, Inc., Dated February 7, 2000 (incorporated by reference to Quarterly Report on Form 10-QSB filed May 15, 2001)

4.02	Certificate of Designation of Rights, Privileges and Preferences of Class B Voting Preferred Stock, of Klever Marketing, Inc., dated September 24, 2000 (incorporated by reference to Quarterly Report on Form 10-QSB filed May 15, 2001)

4.03	Certificate of Designation of Rights, Privileges and Preferences of Class C Voting Preferred Stock, of Klever Marketing, Inc., dated January 2, 2001 (incorporated by reference to Quarterly Report on Form 10-QSB filed May 15, 2001)

4.04	Certificate of Designation of Rights, Privileges and Preferences of Class D Voting Preferred Stock, of Klever Marketing, Inc., dated June 14, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed August 19, 2002)

4.05	Amendment to the Certificates of Designation of Rights, Privileges and Preferences of Class A, B, and C Voting Preferred Stock, of Klever Marketing, Inc., dated June 12, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed August 19, 2002)

4.06	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.1 to Form 10Q filed August 15, 2018)

4.07	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.2 to Form 10Q filed August 15, 2018)

4.08	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.3 to Form 10Q filed August 15, 2018)

4.09	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.4 to Form 10Q filed August 15, 2018)

4.10	Convertible Promissory Note dated July 17, 2018, effective July 18, 2018 (incorporated by reference to Exhibit 99.5 to Form 10Q filed August 15, 2018)

4.11	Convertible Promissory Note dated July 24, 2018, and effective July 27, 2018 (incorporated by reference to Exhibit 99.6 to Form 10Q filed August 15, 2018)

4.12	Convertible Promissory Note dated August 20, 2018, effective August 24, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed August 27, 2018)

4.13	Convertible Promissory Note issued to EMA dated September 25, 2018, effective September 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed October 5, 2018)

4.14	Convertible Promissory Note issued to Auctus dated September 25, 2018, effective September 27, 2018 (incorporated by reference to Exhibit 10.2 to Form 8K filed October 5, 2018)

4.15	Convertible Promissory Note issued to FirstFire dated September 24, 2018, and effective October 9, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed October 15, 2018)

4.16	8% Convertible Redeemable Note issued to GS Capital Partners, LLC dated January 10, 2019 (incorporated by reference to Exhibit 4.1 to Form 8K filed January 15, 2019)

4.17	Form of Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 5, 2019 (incorporated by reference to Exhibit 4.1 to Form 8K filed February 14, 2019)

10.01	Stock Incentive Plan, effective June 1, 1998 (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

10.02	Asset purchase agreement dated August 27, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 19, 2004)

10.03	Software Development Works Agreement between Klever Marketing, Inc. and Qualzoom Inc. dated August 15, 2010 (incorporated by reference to Quarterly Report on Form 8K filed November 19, 2010)

10.04	Software Development Agreement between Klever Marketing, Inc. and Briabe Media Inc. September 22, 2010 (incorporated by reference to Quarterly Report on Form 8K filed November 19, 2010)

10.05	License Agreement by and between Battelle Memorial Institute and Darkpulse Technology Holdings Inc. dated December 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8K filed January 3, 2019)

10.06	Securities Purchase Agreement by and between DarkPulse, Inc. and GS Capital Partners, LLC dated January 10, 2019 (incorporated by reference to Exhibit 10.1 to Form 8K filed January 15, 2019)

10.07	Form of Securities Purchase Agreement between DarkPulse, Inc. and Crown Bridge Partners, LLC dated February 5, 2019 (incorporated by reference to Exhibit 10.1 to Form 8K filed February 14, 2019)

16.1	Letter from Haynie & Company (incorporated by reference to Exhibit 16.1 to Form 8K filed March 11, 2019)

23.1	Consent of D. Brooks and Associates (incorporated by reference to Exhibit 10.2 to Form 8K/A filed November 19, 2018)

99.1	Audited consolidated financial statements of DarkPulse Technologies Inc. as of and for the years ended December 31, 2017 and 2016, including the Independent Auditor’s Report thereon, and the notes related thereto (incorporated by reference to Exhibit 10.2 to Form 8K/A filed November 19, 2018)

99.2

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

DARKPULSE, INC.

Dated: June 8, 2020	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President Chief Financial Officer Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of June 2020.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer and President Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2019 and 2018

and for the Years Ended December 31, 2019 and 2018

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of DarkPulse, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarkPulse, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

June 8, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$1,210	$72,294
Prepaid expenses	746	746

TOTAL CURRENT ASSETS	1,956	73,040

Other assets, net	116,495	70,679
Patents, net	445,018	486,932

TOTAL ASSETS	$563,469	$630,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$323,948	$59,160
Convertible notes, net of discount $39,414 and $440,800 respectively	1,033,249	601,250
Derivative liability	1,275,500	653,831
Accrued liabilities	497,078	343,519
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
Note payable	–	–

TOTAL CURRENT LIABILITIES	3,215,871	1,743,856

Secured debenture	1,155,150	1,102,243

TOTAL LIABILITIES	4,371,021	2,846,099

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock - Class D (par value $0.01; 100,000 shares authorized; 88,235 issued and outstanding at December 31, 2019 and, 2018, respectively)	883	883
Common stock (par value $0.01), 20,000,000,000 shares authorized, 1,392,042,112 and 89,680,567 shares issued and outstanding at December 31, 2019 and, 2018, respectively	13,920,421	896,806
Treasury stock, 100,000 shares at December 31, 2019 and December 31, 2018	(1,000)	(1,000)
Paid-in capital in excess of par value	(11,877,864)	859,481
Non-controlling interest in variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	336,775	389,680
Accumulated deficit	(6,174,328)	(4,348,859)

TOTAL STOCKHOLDERS’ DEFICIT	(3,807,552)	(2,215,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$563,469	$630,651

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2019	2018

REVENUES	$–	$–

OPERATING EXPENSES:
General and administrative	183,083	219,656
Payroll and compensation	168,945	2,056,144
Legal	118,280	–
Research and development	–	91,301
Debt transaction expenses	24,900	110,685
Amortization of patents	51,028	60,839
TOTAL OPERATING EXPENSES	546,236	2,538,625

OPERATING LOSS	(546,236)	(2,538,625)

OTHER INCOME (EXPENSE):
Interest expense	(505,683)	(531,796)
Gain (Loss) on convertible notes	(405,386)	206,474
Gain (Loss) on change in fair market value of derivative liabilities	(368,164)	(159,324)
Loss on merger	–	(294,788)

TOTAL OTHER EXPENSE	(1,279,233)	(779,434)

NET LOSS	(1,825,469)	(3,318,059)
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	–	–
Net loss attributable to Company stockholders	$(1,825,469)	$(3,318,059)
LOSS PER SHARE
Basic and Diluted	$(0.00)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	487,850,346	89,680,567

See accompanying notes to consolidated financial statements.

F-4

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2019	2018

NET LOSS	(1,825,469)	(3,318,059)

OTHER COMPREHENSIVE LOSS
Unrecognized Gain (Loss) on Foreign Exchange	71,084	90,772
COMPREHENSIVE LOSS	$(1,754,385)	$(3,227,287)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2017	–	$–	100	$–	$–	$–	$25,808	$298,908	(1,030,800)	$(706,084)
Recapitalization of the Company	88,235	883	89,680,467	896,806	(1,000)	859,481	(38,247)	–	(1,630,461)	87,462
Foreign currency adjustment	–	–	–	–	–	–	–	90,772	–	90,772
Net loss	–	–	–	–	–	–	–	–	(1,687,598)	(1,687,598)
Balance, December 31, 2018	88,235	$883	89,680,567	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	1,302,361,545	13,023,615	–	(12,737,345)	–	–	–	286,270
Foreign currency adjustment	–	–	–	–	–	–	–	(52,905)	–	(52,905)
Net loss	–	–	–	–	–	–	–	–	(1,825,469)	(1,825,469)
Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	(6,174,328)	$(3,807,552)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,825,469)	$(3,318,059)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	51,028	51,028
Loan acquisition costs	24,900	153,601
Stock based compensation	141,860	1,602,570
Debt discount	(205,000)	(865,730)
Amortization of debt discount	609,386	420,930
Derivative liability	621,670	653,831
Changes in operating assets and liabilities:
Accounts payable	264,788	49,160
Contract liability	–	42,000
Cash held by officer of VIE	–	10,650
Prepaid expenses	–	(746)
Accrued liabilities	145,233	309,924
Net cash used by operating activities	(171,604)	(890,841)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patents	(54,930)	(63,405)
Non-controlling interest	–	(38,247)
Net cash used by investing activities	(54,930)	(101,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	180,100	1,088,250
Repayments of convertible debentures	(24,650)	(42,200)
Proceeds from related party notes payable	–	44,096
Repayments of notes payable	–	(33,384)
Net cash provided by financing activities	155,450	1,056,762
NET INCREASE (DECREASE) IN CASH	(71,084)	64,269
CASH, beginning of year	72,294	8,025
CASH, end of year	$1,210	$72,294
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31:
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2019 and 2018

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

Our consolidated financial statements as of December 31, 2019 and 2018 include the accounts of DarkPulse Inc. and its subsidiaries:

DarkPulse Technologies Inc. (“DPTI”), a New Brunswick, Canada corporation, a wholly owned subsidiary, incorporated December 16, 2010.

DPTI owns 100% of DarkPulse Technology Holdings Inc., a New York corporation, incorporated July 6, 2017.

DPTI indirectly owns 37.572% of DarkPulse Technologies International Inc., ("DPTINY") a New York corporation, incorporated on September 7, 2017. On or about September 18, 2017, DPTI entered into a shareholder agreement with 3 investors, whereby DPTI would own 50.2% of DPTINY and the investors would own 49.8%. On or about October 3, 2017, another investor entered into an agreement with DPTINY to fund it $37,500 for a 0.5% equity interest in DPTINY. On December 26, 2017, DPTI’s CEO incorporated another corporation named DarkPulse Technologies International Inc., ("DPTIDel") in the State of Delaware. On or about April 16, 2018, seven investors and DPTI entered into a new agreement whereby it was agreed that the investors would own 62.428% of DPTIDel, and the September 18, 2017 agreement with respect to DPTINY was considered null and void. Accordingly, the funding of $37,500 to DPTINY in October 2017 has been converted to an equity interest in DPTIDel as of April 2018. As of April 16, 2018, DPTI owns approximately 37.572% of the shares of common stock of DPTIDel and 100% of the issued shares of Series A Preferred Stock of DPTIDel, pursuant to which the Company controls both DPTIDel and DPTINY.

The Company does not own any interest in DarkPulse East LLC, ("DPE") an entity organized on December 8, 2017 in Russia, by two of the shareholders of DPTIDel, to act as a sales organization to promote the Company's products within Russia. Each of the two shareholders own 50% interest in DPE. During November and December 2017 DPTINY funded DarkPulse East LLC a total of $20,650 to establish and launch the Company's business in Russia. The Company is considered to be the primary beneficiary of DPE based on implicit obligations to fund it, and accordingly, the operations of DPE are consolidated into these financial statements. As of December 31, 2018, DPE had no assets or liabilities. The Company is not liable for obligations of DPE, and creditors of DPE do not have recourse to the general credit of the Company.

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

On March 26, 2019, DPTI informed the JV Entity and Bravatek that, effective immediately, DPTI was revoking from the JV Entity the revocable Licensed Technology exclusively owned by DPTI and the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The relevant translation rates are as follows: for the year ended December 31, 2019 closing rate at 1.2988 US$: CAD, average rate at 1.3234 US$:CAD and for the year ended December 31, 2018 closing rate at 1.3642 US$: CAD, average rate at 1.2958 US$.

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

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2019, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the year ended December 31, 2019, the Company had patent amortization costs on its intrusion detection technology totaling $51,028. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of activity related to the DPTI patents for the year ended December 31, 2019:

Balance at January 1, 2019	$486,932
Additions	9,114
Amortization	(51,028)
Balance at December 31, 2019	$445,018

The following is a summary of the DPTI patents as of December 31, 2019:

2019
Historical cost	$904,269
Accumulated amortization	(459,251)
Carrying Value	$445,018

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2020	$51,028
2021	51,028
2022	51,028
2023	51,028
2024	51,028
Thereafter	189,878
$445,018

Intangible Assets - Capitalized software, trademarks, and other patents

The Company capitalizes software development costs incurred from the time technological feasibility has been obtained until the product is generally released to customers. Amortization of capitalized software development costs begins when the products are available to customers and is computed using the straight-line method over the remaining estimated economic life of the product. The Company achieved technological feasibility with regard to its mobile phone technology during the fourth quarter of 2010. No software development costs were incurred and capitalized during the years ended December 31, 2019 and 2018, and no amortization expense for software development costs was recorded for the years ended December 31, 2019 and 2018.

The costs of patents and trademarks related to the Company's software are amortized on a straight-line basis over 5 years from the date the patent or trademark is issued. Amortization expense for patents and trademarks related to the Company's software was $0 and $9,811 for the years ended December 31, 2019 and 2018, respectively.

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

Property and Equipment

Property and equipment are capitalized and depreciated over their estimated economic useful lives. Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. The Company had no assets as of December 31, 2019 and 2018.

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

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the years 2019 and 2018. The Company has filed tax returns in Canada for the years ending December 31, 2018, 2017, 2016, 2015, 2014, and 2013, and they are still subject to audit.

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

	December 31, 2019	December 31, 2018
Convertible preferred stock	–	–
Stock Options	–	–
Stock Warrants	–	–
Total	–	–

Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The updated standard was effective for us in the first quarter of 2019. Adoption of this standard did not have a material impact on the Company’s financial statements as the Company does not have any leases.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard is intended to clarify the accounting for implementation costs of a hosting arrangement that is a service contract. For the Company, the amendments in ASU 2018-15 are effective for annual periods beginning January 1, 2021. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments in ASU 2019-12 are effective for annual periods beginning January 1, 2022. The Company is evaluating the impact this new accounting guidance may have on its Consolidated Financial Statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net losses of $1,825,469 and $3,318,059 during the years ended December 31, 2019 and 2018, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company’s current liabilities exceeded its current assets by $3,213,915. As of December 31, 2019, the Company had $1,210 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2020. However, management cannot make any assurances that such financing will be secured.

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

NOTE 5 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2019. Management determined the expected volatility between 402.91-545.47%, a risk free rate of interest between 1.58-1.59%, and contractual lives of the debt varying from zero months to seven months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2019. The expected life is equal to the contractual life extended by one year which vary from two to seven months. The table below details the Company's outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	12/31/2019
	$90,228	$–	$58,959	$(10,369)	$134,662
	162,150	–	74,429	101,920	243,386
	72,488	–	11,381	1,286	79,663
	208,436	–	–	134,777	257,815
	76,657	–	8,904	19,762	94,925
	65,372	–	5,651	27,560	104,959
	53,864	4,040	28,566	32,262	32,262
	25,468	2,175	16,558	15,254	15,254
	29,250	1,220	–	25,157	27,920
	49,726	2,418	–	43,210	47,465
	41,774	2,032	–	36,300	39,875
	29,250	1,423	–	25,157	27,920
	40,000	9,945	10,605	22,954	22,954
	128,000	16,161	17,676	146,440	146,440
Subtotal	1,072,663	39,414	232,729	(621,670)	1,275,500
Transaction expense	–	–	–	–	–
	$1,072,663	$39,414	$232,729	$(621,670)	$1,275,500

On July 17, 2018, The Company entered into a securities purchase agreement with Carebourn Capital L.P., (“Carebourn”) issuing to Carebourn a convertible promissory note in the aggregate principal amount of $189,750 with a $24,750 original issue discount and $15,000 in transactional expenses due to Carebourn. The note bears interest at 12% per annum and may be converted into common shares of DPI's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the DPI's common stock during the 20 prior trading days. For the years ended December 31, 2019 and 2018, the Company made repayments totaling $32,090 and $42,200. For the year ended December 31, 2019, Carebourn converted $53,932 in principal of its' convertible note into 7,688,347 shares of common stock.

On July 27, 2018, The Company entered into a securities purchase agreement with Carebourn, issuing to Carebourn a convertible promissory note in the aggregate principal amount of $276,000 with a $36,000 original issue discount and $15,000 in transactional expenses due to Carebourn. The note bears interest at 12% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of December 31, 2019, the Company received $150,000 net cash, and $75,000 is not expected to be received. For the years ended December 31, 2019 and 2018, the Company made repayments totaling $10,150 and $0.

On August 20, 2018, the Company entered into a securities purchase agreement with More Capital LLC, ("More") issuing to More a convertible promissory note in the aggregate principal amount of $152,000 with a $20,000 original issue discount and $7,000 in transactional expenses due to More. The note bears interest at 12% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 60% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of December 31, 2019, the Company received $70,000 net cash, and $55,000 is not expected to be received. For the years ended December 31, 2019 and 2018, More converted $24,512 and $0 in principal of its' convertible note into 20,880,639 and 0 shares of common stock.

On September 24, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC, (“Auctus”) issuing to Auctus a convertible promissory note in the aggregate principal amount of $100,000 with $10,250 in transactional expenses due to Auctus and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. As of November 30, 2018, the Company has been in breach of the note and default interest as of that date at the rate of 24% due to the failure to maintain the required amount of reserve shares. The Company received $89,750 net cash on September 27, 2018. For the years ended December 31, 2019 and 2018, Auctus converted $23,343 and $0 in principal of its' convertible note into 377,325,592, and 0 shares of common stock. On May 18, 2020, the Company received a default notice from Auctus demanding full payment of the note and damages of $155,729. The Company has notified Auctus that a full review of their conversions is underway due to some inconsistencies in previous conversion prices thus conversion amounts.

On September 25, 2018, the Company entered into a securities purchase agreement with EMA Financial, LLC, (“EMA”) issuing to EMA a convertible promissory note in the aggregate principal amount of $100,000 with a 6% original issue discount and $4,000 in transactional expenses due to EMA. The note originally bore interest at 8% per annum and was converted into common shares of the Company's common stock at a conversion price equal to the lower of current market price, $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. Due to an outstanding balance of the convertible promissory note at maturity, the conversion price is now 55%, down from 70%, and the interest rate has increased to 24% from 8%. The Company received $90,000 net cash on September 28, 2018. For the years ended December 31, 2019 and 2018, EMA converted $37,628 and $0 in principal of its' convertible note into 188,100,000 and 0 shares of common stock.

On September 24, 2018, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC, (“FirstFire”) issuing to FirstFire a convertible promissory note in the aggregate principal amount of $247,500, with a $22,500 original issue discount and $5,000 in transactional expenses due to FirstFire's counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to the lower of $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $220,000 net cash on October 9, 2018. For the years ended December 31, 2019 and 2018, EMA converted $37,628 and $0 in principal of its' convertible note into 188,100,000 and 0 shares of common stock.

On January 10, 2019, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, (“GS Capital”) issuing a convertible redeemable note in the principal amount of $65,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to the lower of $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. For the year ended December 31, 2019, GS Capital converted $11,136 in principal of its' convertible note into 79,605,027 shares of common stock.

On February 12, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC, (“Crown”) issuing a convertible promissory note in the aggregate principal amount of up to $35,000. The note may be converted into common shares of the Company's common stock at a conversion price equal 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. For the year ended December 31, 2019, Crown converted $9,532 in principal of its' convertible note into 259,259,259 shares of common stock.

On April 23, 2019, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, ("GS Capital") issuing to GS Capital a convertible promissory note in the aggregate principal amount of $40,000 with a $2,000 original issue discount and $2,000 in transactional expenses due to GS Capital and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of the date the consolidated financial statements were available for issuance, DPI received $36,000 net cash. For the year ended December 31, 2019, GS Capital has not converted principal into common stock.

On May 3, 2019, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,000 with a $6,000 original issue discount and $2,800 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $55,200 net cash. For the year ended December 31, 2019, Geneva has not converted principal into common stock. The Company was notified on October 15, 2019 that the note was in default and subject to a 200% penalty. The additional $64,000 was recorded as interest expense as of December 31, 2019.

As of December 31, 2019 and 2018 respectively, there was $1,040,663 and $601,250 of convertible debt outstanding, net of debt discount of $93,138, and $440,800, As of December 31, 2019 and 2018 respectively, there was derivative liability of $323,481 and $653,831 related to convertible debt securities.

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

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the years ended December 31, 2019, and 2018, were $71,084  and $90,772 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the years ended December 31, 2019, and 2018, the Company recorded interest expense of $52,538  and $76,275, respectively.

As of December 31, 2019 the debenture liability totaled $1,155,150, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending December 31,
2020	$0
2021	0
2022	0
2023	0
2024 and after	1,155,150
Total	$1,155,150

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2019	2018
Accrued payroll	$293,434	$202,112
Taxes	1,996	1,996
Accrued interest	201,648	139,411
	$497,078	$343,519

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2019 and 2018:

	2019	2018
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	3.63%	3.63%
Change in valuation allowance:	(24.63)%	(24.63)%
	–%	–%

The Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred Tax (Liabilities):
Net operating losses	$1,283,957	$834,344
Intangible assets	(208)	(208)
Less: Valuation allowance	(1,283,749)	(834,136)
	$–	$–

The Company has approximately $1,284,000 non-capital income tax losses as of December 31, 2019, which will begin to expire in the year 2038.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2019 and 2018, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its losses for the years ended December 31, 2019 and 2018, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2019 and 2018, the Company had no uncertain tax positions.

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

NOTE 9 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2019 and 2018 respectively, there were 88,235 and 88,235 total preferred shares issued and outstanding for all classes.

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

NOTE 10 – COMMON STOCK

On July 1, 2019, the majority stockholders holding a majority of the issued and outstanding voting shares of the Company amended the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 3,000,000,000 to 20,000,000,000.

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2019 and 2018, there were 1,392,042,112 and 89,680,567 common shares issued and outstanding.

During the year ended December 31, 2019, the Company issued 1,302,361,545 shares of common stock as settlement of notes payable and accrued interest in the total amount of $184,737 and $54,534 respectively.

During the year ended December 31, 2018, the Company issued 28,358,000 shares of common stock as settlement of deferred compensation and notes payable to former officers and directors of the Company in the total amount of $558,745.74, and in recognition of the upcoming cancellation of the PSF, Inc. preferred shares.

At December 31, 2019, the Company had 1,589,257,888 in common shares reserved for issuance for convertible debt securities.

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

As of December 31, 2019 and 2018, the Company had no outstanding stock options.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

Potential Commission Payments

The Company, in consideration of the Strategic Alliance Agreement with Bravatek, for the purpose of promoting the Company’s products, will pay Bravatek sales commissions for clients introduced to the Company by Bravatek. This agreement expired on September 5, 2019.

License agreement with Battelle Memorial Institute

On December 27, 2018, the Company signed a license agreement with Battelle Memorial Institute ("Battelle"). The license agreement allows the Company to utilize patents of Battelle for payments totaling $30,000. The Company also must pay a royalty of 6% of gross sales and 25% of sublicensing revenue. The minimal royalties under the agreement are as follows:

2019	$10,000
2020	30,000
2021	50,000
2022 and thereafter	80,000
$170,000

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of December 31, 2019.

NOTE 14 – SUBSEQUENT EVENTS

On April 29, 2020, the Company issued an aggregate of 68,571,429 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $4,800.

On May 4, 2020, the Company issued an aggregate of 72,857,143 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $5,100.

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The extent of the public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in an economic downturn. Any disruption of the Company’s facilities or those of our suppliers could likely adversely impact the Company’s operations. Currently, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business.

