Form 10-Q
period 2020-03-31
DarkPulse, Inc.
filed 2020-06-29
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-18730

DARKPULSE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 West 34th Street, 9th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

As of June 26, 2020, there were 1,609,184,970 shares of the Registrant’s common stock, $0.01 par value per share, issued.

EXPLANATORY NOTE

Reliance on SEC Relief from Filing Requirements

DarkPulse, Inc. (“DPI”, “DarkPulse” or the “Company”) is filing this Current Report on Form 10-Q in reliance upon the Order of the Commission dated March 25, 2020 (Release No. 34-88465) (the “Order”) permitting the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company filed its Current Report on Form 8-K on May 15, 2020, indicating its intent to rely upon the Order and that it required additional time to review and prepare certain information in its financial statements following delays resulting from the COVID-19 pandemic related challenges.

2

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$656	$1,210
Prepaid expenses	746	746
TOTAL CURRENT ASSETS	1,402	1,956

Other assets, net	116,495	116,495
Patents, net	432,261	445,018
TOTAL ASSETS	$550,158	$563,469

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$369,865	$353,948
Convertible notes, net of discount $4,203 and $39,414 respectively	1,068,460	1,033,249
Derivative liability	1,220,787	1,275,500
Accrued liabilities	531,651	497,078
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
TOTAL CURRENT LIABILITIES	3,276,859	3,215,871

Secured debenture	1,062,503	1,155,150
TOTAL LIABILITIES	4,339,362	4,371,021

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 20,000,000,000 shares authorized, 1,392,042,112 shares issued and outstanding respectively	13,920,421	13,920,421
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	(11,877,864)	(11,877,864)
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	429,421	336,775
Accumulated deficit	(6,248,626)	(6,174,328)
TOTAL STOCKHOLDERS' DEFICIT	(3,789,204)	(3,807,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$550,158	$563,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2020	2019
REVENUES	$–	$–

OPERATING EXPENSES:
General and administrative expenses	45,638	44,606
Payroll and compensation	35	168,945
Amortization of patents	12,757	12,757
Debt transaction expenses	–	12,100
TOTAL OPERATING EXPENSES	58,430	238,408

OPERATING LOSS	(58,430)	(238,408)

OTHER INCOME (EXPENSE):
Interest expense	(35,370)	(168,588)
Loss on convertible notes	(35,211)	(230,304)
Loss on change in fair market values of derivative liabilities	54,713	(169,268)
TOTAL OTHER EXPENSE	(15,868)	(568,160)

NET LOSS	(74,298)	(806,568)
Net Loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	–
Net loss attributable to Company stockholders	$(74,298)	$(806,568)

LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	1,392,042,112	93,619,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2020	2019

NET LOSS	$(74,298)	$(806,568)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	92,646	(22,050)
COMPREHENSIVE INCOME (LOSS)	$18,348	$(828,618)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended March 31, 2020 and 2019

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	92,646	–	92,646
Net loss	–	–	–	–	–	–	–	–	(74,298)	(74,298)
Balance, March 31, 2020	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$429,421	$(6,248,626)	$(3,789,204)

Balance, December 31, 2018	88,235	$883	89,680,467	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	12,488,347	124,883	–	(45,837)	–	–	–	79,046
Foreign currency adjustment	–	–	–	–	–	–	–	(22,050)	–	(22,050
Net loss	–	–	–	–	–	–	–	–	(806,568)	(806,568)
Balance, March 31, 2019	88,235	$883	102,168,914	$1,021,689	$(1,000)	$813,644	$(12,439)	$367,630	$(5,155,427)	$(2,965,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(74,298)	$(806,568)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,757	12,757
Loan acquisition costs	–	12,100
Debt discount	–	(100,000)
Amortization of debt discount	35,211	269,268
Derivative liability	(54,713)	363,328
Changes in operating assets and liabilities:
Accounts payable	45,916	16,744
Accrued liabilities	34,573	126,887
Net cash used by operating activities	(554)	(105,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	–	(29,925)
Net Cash Used by Investing Activities	–	(29,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	–	87,900
Payments on convertible notes	–	(24,650)
Net Cash Provided by Financing Activities	–	63,250

NET INCREASE (DECREASE) IN CASH	(554)	(72,159)
CASH, beginning of period	1,210	72,294
CASH, end of period	$656	$135

Noncash investing and financing activities for the quarter ending March 31:
Stock issued for convertible notes payable and accrued interest	$–	$78,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2019 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2019, which are contained in Form 10-K as filed with the Securities and Exchange Commission on June 8, 2020. The consolidated balance sheet as of December 31, 2019 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2020 have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Description of Business

DarkPulse, Inc. ("DPI" or "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc. ("Klever"). Its’ wholly-owned subsidiary, DarkPulse Technologies Inc. ("DPTI"), originally started as a technology spinout from the University of New Brunswick (the “University”) located in Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2020, the Company did not generate any revenues and reported a net loss of $74,298. As of March 31, 2020, the Company’s current liabilities exceeded its current assets by $3,275,457. As of March 31, 2020, the Company had $656 of cash.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2019 closing rate at 1.2988 US$: CAD, average rate at 1.3234 US$: CAD and for the three months ended March 31, 2020 closing rate at 1.4118 US$: CAD, average rate at 1.3597 US$.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended March 31, 2020, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three months ended March 31, 2020, there were no stock options nor convertible preferred stock outstanding. For the three months ended March 31, 2020, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 1,589,257,888 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible debenture to the University in exchange for the patents (the “Patents”) assigned to the Company, in the amount of CAD$1,500,000, or USD$1,491,923 on December 16, 2010, the date of the convertible debenture. On April 24, 2017 DPTI issued a replacement secured term convertible debenture (the “Debenture”) in the same CAD$1,500,000 amount as the original convertible debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of CAD $42,000 (USD$33,385) due on April 24, 2018 for reimbursement to the University for its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The principal repayment amounts will be due quarterly over a six year period in the amount of CAD$62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on March 31, 2020, the quarterly principal repayment amounts will be USD$44,271. On May 1, 2020, the Company received an extension for this payment until July 23, 2020. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an escrow agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at USD$1,491,923 equivalent to CAD$1,500,000 as of December 16, 2010, the date of the original convertible debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended March 31, 2020 and 2019, were $92,648 and ($22,050) respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended March 31, 2020, and 2019, the Company recorded interest expense of $11,820 and $21,651, respectively.

As of March 31, 2020 the Debenture liability totaled $1,062,503, all of which was long term.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending March 31,
2021	$–
2022	–
2023	–
2024	–
2025 and after	1,062,503
Total	$1,062,503

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of March 31, 2020. Management determined the expected volatility between 400.71-512.82%, a risk free rate of interest between 0.23-0.29%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Q1 change	Derivative Balance
	Amount	Discount	Loss	in FMV	3/31/2020
	$90,228	$–	$58,959	$(15,910)	$118,752
	162,150	–	74,429	(26,912)	216,474
	72,488	–	11,381	35,737	115,400
	208,436	–	–	(42,415)	215,400
	76,657	–	8,904	(15,452)	79,473
	65,372	–	5,651	(14,549)	90,410
	53,864	–	28,566	39,839	72,101
	25,468	–	16,558	18,837	34,091
	29,250	656	–	(3,614)	24,307
	49,726	1,460	–	(6,142)	41,323
	41,774	1,228	–	(5,160)	34,715
	29,250	859	–	(3,614)	24,307
	40,000	–	10,605	30,541	53,495
	128,000	–	17,676	(45,900)	100,541
Subtotal	1,072,663	4,203	232,729	(54,713)	1,220,789
Transaction expense	–	–	–	–	–
	1,072,663	4,203	232,729	(54,713)	1,220,789

As of March 31, 2020 and 2019 respectively, there was $1,068,460 and $767,846 of convertible debt outstanding, net of debt discount of $4,203, and $275,532, As of March 31, 2020 and 2019 respectively, there was derivative liability of $1,220,789 and $1,017,159 related to convertible debt securities.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of March 31, 2020, there were 1,392,042,112 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

NOTE 5 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University, shall pay to the University a two percent royalty on sales of any and all products or services which incorporate the Company's Patents for a period of five years from April 24, 2018.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2020, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

For the three months ended March 31, 2020 and 2019, the Company amortized $12,757, respectively. Future amortization of intangible assets is as follows:

2020	$38,271
2021	51,028
2022	51,028
2023	51,028
2024	51,028
Thereafter	189,878
$432,261

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

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of March 31, 2020.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 2020, and December 31, 2019, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended March 31, 2020, the Company issued no shares of preferred stock.

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2020 and December 31, 2019, there were 1,392,042,112 common shares issued and outstanding.

During the three months ended March 31, 2020, the Company issued no shares of common stock.

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

During the three months ended March 31, 2020, the Company did not issue any stock options and had no stock options outstanding at March 31, 2020.

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

On June 9, 2020, the Company issued an aggregate of 75,714,286 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $5,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

DarkPulse, Inc. ("DPI" or the "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc. ("Klever"). Its wholly-owned subsidiary, DarkPulse Technologies Inc. ("DPTI"), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2020, the Company did not generate any revenues and reported a net loss of $74,298. As of March 31, 2020, the Company’s current liabilities exceeded its current assets by $3,275,457. As of March 31, 2020, the Company had $656 of cash.

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

Operating Expenses

General and administrative expenses for three months ended March 31, 2020, increased by $1,032 to $45,638 from $44,606 for the three months ended March 31, 2019.

Payroll and compensation expenses for three months ended March 31, 2020, decreased by $168,910 to $35 from $168,945 for the three months ended March 31, 2019. The decrease is related to a significant reduction in payroll related expenses in 2019 because it terminated four employees during March 2019.

Amortization of Patents expense for three months ended March 31, 2020, remained the same at $12,757 for the three months ended March 31, 2019.

Other Income (Expense)

Interest expense was $35,370 and $168,588 for the three months ended March 31, 2020 and 2019, respectively. This decrease is primarily related to the decrease in non-cash expenses related to notes payable issued in 2019.

Loss on convertible notes expense was $35,211 for the three months ended March 31, 2020. Gain on change in fair market value of derivative liabilities was $54,713 for the three months ended March 31, 2020.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $74,298 and $806,568 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses. During the three months ended March 31, 2020, the Company had no new cash proceeds compared to the three months ended March 31, 2019, when the Company received cash proceeds from the issuance of convertible debt securities in the amount of $87,900.

As of March 31, 2020, we had cash of $656, compared to $1,210 as of December 31, 2019. As of March 31, 2020, our current liabilities exceeded our current assets by $3,275,457.

Cash Flows From Operating Activities

By comparison, during the three months ended March 31, 2020, net cash used by operating activities was $554, resulting from our net loss of $74,298 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $35,211, decrease in derivative liability of $54,713, increases in accounts payable of $45,916 and accrued liabilities of $34,573.

During the three months ended March 31, 2019, net cash used by operating activities was $105,484, resulting from our net loss of $806,568 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $269,268, debt discount of $100,000, increases in accounts payable of $16,744 and accrued liabilities of $91,323.

Cash Flows From Investing Activities

During the three months ended March 31, 2020, Company had no net cash provided by or used in investing activities. During the three months ended March 31, 2019, the Company used $29,925 in investing activities relating to our patents and trademarks in the amount of $29,925.

Cash Flows From Financing Activities

During the three months ended March 31, 2020, Company had no net cash provided by or used in financing activities. During the three months ended March 31, 2019, net cash provided by financing activities was $63,250, comprised of proceeds from the issuance of convertible debt in the amount of $87,900, offset by payments on convertible debt of $24,650.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2020, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. The Company will continue to use outside accounting consultants to assist with the Company’s financial reporting. Otherwise, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2020.

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

Item 1A. Risk Factors

Readers should carefully consider the risks and uncertainties described in ITEM 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC before deciding whether to invest in shares of our common stock. See also risks discussed above under the section on “Factors That May Affect Future Results” and “Internal Controls”.

Our failure to successfully address the risks and uncertainties described in our 2019 Form 10-K would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the development of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our new business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we had no unregistered sales of equity securities.

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

DARKPULSE, INC.

Dated: June 29, 2020	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

