Form 10-Q
period 2020-06-30
DarkPulse, Inc.
filed 2020-08-13
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 2,129,184,969 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$1,419	$1,210
Prepaid expenses	746	746
TOTAL CURRENT ASSETS	2,165	1,956

Other assets, net	121,464	116,495
Patents, net	419,504	445,018
TOTAL ASSETS	$543,133	$563,469

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$464,371	$353,948
Convertible notes, net of discount $1,313 and $39,414 respectively	1,046,250	1,033,249
Derivative liability	1,232,331	1,275,500
Accrued liabilities	565,827	497,078
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
TOTAL CURRENT LIABILITIES	3,394,875	3,215,871

Secured debenture	1,101,549	1,155,150
TOTAL LIABILITIES	4,496,424	4,371,021

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 20,000,000,000 shares authorized, 1,609,184,970 and 1,392,042,112 shares issued and outstanding respectively	16,091,850	13,920,421
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	(14,034,092)	(11,877,864)
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	390,374	336,775
Accumulated deficit	(6,388,867)	(6,174,328)
TOTAL STOCKHOLDERS' DEFICIT	(3,953,291)	(3,807,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$543,133	$563,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative expenses	40,598	59,906	86,271	104,512
Payroll and compensation	–	–	–	168,945
Legal expenses	44,185	48,094	48,297	48,094
Amortization of patents	12,757	12,757	25,514	25,514
Debt transaction expenses	–	12,800	–	24,900
TOTAL OPERATING EXPENSES	97,540	133,556	160,082	371,965

OPERATING LOSS	(97,540)	(133,556)	(160,082)	(371,965)

OTHER INCOME (EXPENSE):
Interest expense	(25,154)	(180,658)	(60,524)	(349,246)
Loss on convertible notes	(2,890)	(74,092)	(38,101)	(304,396)
Gain on the forgiveness of debt	1,000	–	1,000	–
Gain(loss) on change in fair market values of derivative liabilities	(11,544)	513,516	43,169	344,248
TOTAL OTHER INCOME (EXPENSE)	(38,588)	258,766	(54,456)	(309,394)

NET INCOME (LOSS)	(136,129)	125,210	(214,539)	(681,358)
Net loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	–	–	–
Net loss attributable to Company stockholders	$(136,129)	$125,210	$(214,539)	$(681,358)

GAIN (LOSS) PER SHARE:
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	1,511,053,102	140,478,430	1,451,547,607	117,178,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE		FOR THE
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

NET INCOME (LOSS)	$(136,129)	$125,210	$(214,539)	$(681,358)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(39,046)	(21,343)	53,601	(43,393)
COMPREHENSIVE GAIN (LOSS)	$(175,175)	$103,867	$(160,938)	$(724,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Periods Ended June 30, 2020 and 2019

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	92,646	–	92,646
Net loss	–	–	–	–	–	–	–	–	(74,298)	(74,298)
Balance, March 31, 2020	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$429,421	$(6,248,626)	$(3,789,204)
Conversion of convertible notes	–	–	217,142,858	2,171,429	–	(2,156,228)	–	–	–	15,201
Foreign currency adjustment	–	–	–	–	–	–	–	(39,047)	–	(39,047)
Net loss	–	–	–	–	–	–	–	–	(140,241)	(140,241)
Balance, June 30, 2020	88,235	$883	1,609,184,970	$16,091,850	$(1,000)	$(14,034,092)	$(12,439)	$390,374	$(6,388,867)	$(3,953,291)

Balance, December 31, 2018	88,235	$883	89,680,467	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	12,488,347	124,883	–	(45,837)	–	–	–	79,046
Foreign currency adjustment	–	–	–	–	–	–	–	(22,050)	–	(22,050)
Net loss	–	–	–	–	–	–	–	–	(806,568)	(806,568)
Balance, March 31, 2019	88,235	$883	102,168,914	$1,021,689	$(1,000)	$813,644	$(12,439)	$367,630	$(5,155,427)	$(2,965,020)
Conversion of convertible notes	–	–	137,005,692	1,370,057	–	(1,284,135)	–	–	–	85,922
Foreign currency adjustment	–	–	–	–	–	–	–	(21,343)	–	(21,343)
Net gain	–	–	–	–	–	–	–	–	125,210	125,210
Balance, June 30, 2019	88,235	$883	239,174,606	$2,391,746	$(1,000)	$(471,491)	$(12,439)	$346,287	$(5,030,217)	$(2,775,231)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE
	SIX MONTHS ENDED JUNE 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(214,539)	$(681,358)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,514	25,514
Loan acquisition costs	–	24,900
Gain on reduction of loan default penalty	(9,900)	–
Interest on notes payable	–	31,866
Debt discount	–	(205,000)
Amortization of debt discount	38,101	508,396
Derivative liability	(43,169)	(90,743)
Changes in operating assets and liabilities:
Accounts payable	140,422	110,482
Accrued liabilities	68,749	71,118
Net cash used by operating activities	5,178	(204,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(4,969)	(48,510)
Net Cash Used by Investing Activities	(4,969)	(48,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	–	180,100
Payments on convertible notes	–	(24,650)
Net Cash Provided by Financing Activities	–	155,450

NET INCREASE (DECREASE) IN CASH	209	(69,687)
CASH, beginning of period	1,210	72,294
CASH, end of period	$1,419	$2,607

Noncash investing and financing activities for the quarter ending June 30:
Stock issued for convertible notes payable and accrued interest	$15,200	$136,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2020, and the results of operations for three and six months and cash flows for the six months ended June 30, 2020 have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2020, the Company did not generate any revenues and reported a net loss of $214,539. As of June 30, 2020, the Company’s current liabilities exceeded its current assets by $3,392,709. As of June 30, 2020, the Company had $1,419 of cash.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2019 closing rate at 1.2988 US$: CAD, average rate at 1.3234 US$: CAD and for the three months ended June 30, 2020 closing rate at 1.3617 US$: CAD, average rate at 1.3868 US$.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accruals approximate their fair values because of the short maturity of these instruments. The Company believes the carrying value of its secured debenture payable approximates fair value because the terms were negotiated at arm’s length.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended June 30, 2020, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three and six months ended June 30, 2020, there were no stock options nor convertible preferred stock outstanding. For the three and six months ended June 30, 2020, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 1,372,115,030 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible debenture to the University in exchange for the patents (the “Patents”) assigned to the Company, in the amount of CAD$1,500,000, or USD$1,491,923 on December 16, 2010, the date of the convertible debenture. On April 24, 2017 DPTI issued a replacement secured term convertible debenture (the “Debenture”) in the same CAD$1,500,000 amount as the original convertible debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of CAD $42,000 (USD$33,385) due on April 24, 2018 for reimbursement to the University for its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The principal repayment amounts will be due quarterly over a six year period in the amount of CAD$62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on June 30, 2020, the quarterly principal repayment amounts will be USD$44,271. On May 1, 2020, the Company received an extension for this payment until July 23, 2020. Additionally on July 16, 2020, the Company received a further four month extension until November 2020. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents and granted a lien on them pursuant to an escrow agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at USD$1,491,923 equivalent to CAD$1,500,000 as of December 16, 2010, the date of the original convertible debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended June 30, 2020 and 2019, were ($39,047) and ($21,343) respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended June 30, 2020, and 2019, the Company recorded interest expense of $12,255 and $12,745, respectively.

As of June 30, 2020, the Debenture liability totaled $1,101,549, all of which was long term.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending June 30,
2021	$–
2022	–
2023	–
2024	–
2025 and after	1,062,503
Total	$1,062,503

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2020. Management determined the expected volatility between 462.34-541.37%, a risk free rate of interest between 0.16-0.18%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Q2 change	Derivative Balance
	Amount	Discount	Loss	in FMV	6/30/2020
	$90,228	$–	$58,959	$(37,418)	$81,334
	162,150	–	74,429	(58,212)	158,262
	72,488	–	11,381	(496)	114,904
	208,436	–	–	76,935	292,335
	76,657	–	8,904	28,056	107,529
	65,372	–	5,651	26,511	116,961
	53,864	–	28,566	(939)	71,162
	25,468	–	16,558	(444)	33,647
	29,250	93	–	(12,490)	11,817
	49,726	502	–	(21,234)	20,089
	41,774	422	–	(17,838)	16,877
	29,250	296	–	(12,490)	11,817
	40,000	–	10,605	(728)	52,767
	128,000	–	17,676	42,292	142,833
Subtotal	1,072,663	1,313	232,729	11,544	1,232,334
Transaction expense	–	–	–	–	–
	1,072,663	1,313	232,729	11,544	1,232,344

During the three months ended June 30, 2020, a total of $15,200 in principal and no interest was converted into 217,142,858 shares of the Company’s common stock. The Company also recorded a reduction of $9,900 in a previously recorded default penalty, a decrease from the original $64,000 penalty recorded on October 15, 2019.

As of June 30, 2020 and 2019 respectively, there was $1,072,663 and $1,094,530 of convertible debt outstanding, net of debt discount of $1,313, and $239,128, As of June 30, 2020 and 2019 respectively, there was derivative liability of $1,232,344 and $563,087 related to convertible debt securities. The Company recorded interest expense related to the outstanding convertible debt of $22,190 and $70,622 for the three months ended June 30, 2020 and 2019 respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of June 30, 2020, there were 1,609,184,970 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

NOTE 5 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University, shall pay to the University a two percent royalty on sales of any and all products or services which incorporate the Company's Patents for a period of five years from April 24, 2018.

Legal Matters

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. It is the Company's position that the Complaint represents a frivolous harassment lawsuit. The Company has filed a motion to dismiss all claims made in the Complaint and intends to otherwise defend itself vigorously in this matter. The Company is also considering filing counterclaims against the Plaintiffs in the action.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of June 30, 2020, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

For the three months ended June 30, 2020 and 2019, the Company amortized $12,757, respectively. Future amortization of intangible assets is as follows:

2020	$25,514
2021	51,028
2022	51,028
2023	51,028
2024	51,028
Thereafter	189,878
$419,504

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

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of June 30, 2020.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2020 and December 31, 2019, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended June 30, 2020, the Company issued no shares of preferred stock.

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2020 and December 31, 2019, there were 1,609,184,970 and 1,392,042,112 common shares issued and outstanding, respectively.

During the three months ended June 30, 2020, the Company issued the following shares of common stock:

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

NOTE 10 – STOCK OPTIONS

The Company’s shareholders previously approved, by a majority vote, the adoption of the 1998 Stock Incentive Plan (the “Plan”). As amended on August 11, 2003, the Plan reserves 20,000,000 shares of common stock for issuance upon the exercise of options which may be granted from time-to-time to officers, directors, certain employees and consultants of the Company or its subsidiaries by the Board of Directors. The Plan permits the award of both qualified and non-qualified incentive stock options.

During the three months ended June 30, 2020, the Company did not issue any stock options and had no stock options outstanding at June 30, 2020.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

On July 9, 2020, the Company issued an aggregate of 80,000,000 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $5,600.

On July 16, 2020, the Company issued an aggregate of 82,857,143 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $5,800.

On July 28, 2020, the Company issued an aggregate of 82,857,143 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $5,800.

On August 3, 2020, the Company issued an aggregate of 91,428,571 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $6,400.

On August 6, 2020, the Company issued an aggregate of 91,428,571 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $6,400.

On August 10, 2020, the Company issued an aggregate of 91,428,571 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $6,400.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2020, the Company did not generate any revenues and reported a net loss of $214,539. As of June 30, 2020, the Company’s current liabilities exceeded its current assets by $3,392,709. As of June 30, 2020, the Company had $1,419 of cash.

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

Operating Expenses

General and administrative expenses for three months ended June 30, 2020, decreased by $19,459 to $40,446 from $59,905 for the three months ended June 30, 2019.

General and administrative expenses for six months ended June 30, 2020, decreased by $18,427 to $86,084 from $104,511 for the six months ended June 30, 2019.

Payroll and compensation expenses for three months ended June 30, 2020, decreased by $168,758 to $187 from $168,945 for the three months ended June 30, 2019. The decrease is related to a significant reduction in payroll related expenses in 2019 because it terminated four employees during March 2019.

Amortization of Patents expense for three and six months ended June 30, 2020, remained the same at $12,757 and $25,514, respectively compared to the three and six months ended June 30, 2019.

Other Income (Expense)

Interest expense was $25,154 and $180,658 for the three months ended June 30, 2020 and 2019, respectively. This $155,504 decrease is primarily related to the decrease in non-cash expenses related to notes payable issued in 2019.

Interest expense was $60,524 and $349,246 for the six months ended June 30, 2020 and 2019, respectively. This $288,722 decrease is primarily related to the decrease in non-cash expenses related to notes payable issued in 2019.

Loss on convertible notes expense was $2,890 for the three months ended June 30, 2020. The loss on the change in fair market value of derivative liabilities was $11,544 for the three months ended June 30, 2020.

Loss on convertible notes expense was $38,101 for the six months ended June 30, 2020. The gain on the change in fair market value of derivative liabilities was $43,169 for the three months ended June 30, 2020.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three and six months ended June 30, 2020 and 2019, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $136,129 for the three months ended June 30, 2020 compared to a gain of $125,210 for the three months ended June 30, 2019.

Additionally, as a result of the above, we reported a net loss of $214,539 for the six months ended June 30, 2020 compared to a loss of $681,358 for the six months ended June 30, 2019.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses. During the three months ended June 30, 2020, the Company had no new cash proceeds compared to the three months ended June 30, 2019, when the Company received cash proceeds from the issuance of convertible debt securities in the amount of $87,900.

As of June 30, 2020, we had cash of $1,419, compared to $1,210 as of December 31, 2019. As of June 30, 2020, our current liabilities exceeded our current assets by $3,392,709.

Cash Flows From Operating Activities

By comparison, during the six months ended June 30, 2020, net cash provided by operating activities was $5,180, resulting from our net loss of $214,539 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $38,101, decrease in derivative liability of $43,169, increase in accounts payable of $140,423 and accrued liabilities of $68,749.

During the six months ended June 30, 2019, net cash used by operating activities was $204,825, resulting from our net loss of $681,358 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $508,396, debt discount of $205,000, increases in accounts payable of $110,482 and accrued liabilities of $71,118.

Cash Flows From Investing Activities

During the six months ended June 30, 2020, Company had net cash used in investing activities of $4,969. During the six months ended June 30, 2019, the Company used $48,510 in investing activities with both periods relating to our patents and trademarks.

Cash Flows From Financing Activities

During the six months ended June 30, 2020, Company had no net cash provided by or used in financing activities. During the six months ended June 30, 2019, net cash provided by financing activities was $155,450, comprised of proceeds from the issuance of convertible debt in the amount of $180,100, offset by payments on convertible debt of $24,650.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of June 30, 2020, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. The Company will continue to use outside accounting consultants to assist with the Company’s financial reporting. Otherwise, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. It is the Company's position that the Complaint represents a frivolous harassment lawsuit, and the Company has filed a motion to dismiss all claims made in the Complaint and intends to otherwise defend itself vigorously in this matter. The Company is also considering filing counterclaims against the Plaintiffs in the action.

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

During the three months ended June 30, 2020, we had no unregistered sales of equity securities.

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

DARKPULSE, INC.

Dated: August 13, 2020	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

