Form 10-Q
period 2020-09-30
DarkPulse, Inc.
filed 2020-11-16
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-18730

DARKPULSE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Ave of the Americas, 2nd Floor New York, NY	10105
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2020, there were 4,088,762,156 shares of the Registrant’s common stock, $0.01 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$519	$1,210
Prepaid expenses	746	746
TOTAL CURRENT ASSETS	1,265	1,956

Other assets, net	121,464	116,495
Patents, net	406,747	445,018
TOTAL ASSETS	$529,476	$563,469

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$498,887	$323,948
Convertible notes, net of discount $0 and $39,414 respectively	944,306	1,033,249
Derivative liability	1,320,184	1,275,500
Accrued liabilities	588,693	497,078
Contract liability, related party	42,000	42,000
Related party notes payable	44,096	44,096
TOTAL CURRENT LIABILITIES	3,438,166	3,215,871

Secured debenture	1,141,494	1,155,150
TOTAL LIABILITIES	4,579,660	4,371,021

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 20,000,000,000 shares authorized, 3,394,817,156 and 1,392,042,112 shares issued and outstanding respectively	33,948,172	13,920,421
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	(31,773,340)	(11,877,864)
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	350,429	336,775
Accumulated deficit	(6,562,889)	(6,174,328)
TOTAL STOCKHOLDERS' DEFICIT	(4,050,184)	(3,807,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$529,476	$563,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative expenses	34,782	40,453	120,866	144,965
Payroll and compensation	–	–	187	168,945
Legal expenses	–	48,868	48,297	96,962
Amortization of patents	12,757	12,757	38,271	38,271
Debt transaction expenses	–	–	–	24,900
TOTAL OPERATING EXPENSES	47,539	102,078	207,621	474,043

OPERATING LOSS	(47,539)	(102,078)	(207,621)	(474,043)

OTHER INCOME (EXPENSE):
Interest expense	(37,318)	(50,649)	(97,842)	(399,895)
Loss on convertible notes	(1,313)	(47,266)	(39,414)	(351,662)
Gain on the forgiveness of debt	–	–	1,000	–
Gain(loss) on change in fair market values of derivative liabilities	(87,852)	221,879	(44,684)	566,127
TOTAL OTHER INCOME (EXPENSE)	(126,483)	123,964	(180,940)	(185,430)

NET INCOME (LOSS)	(174,022)	21,886	(388,561)	(659,473)
Net loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	–	–	–
Net loss attributable to Company stockholders	$(174,022)	$21,886	$(388,561)	$(659,473)

GAIN (LOSS) PER SHARE:
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	2,355,108,904	518,604,087	1,754,933,152	252,457,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE		FOR THE
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019

NET INCOME (LOSS)	$(174,022)	$21,886	$(388,561)	$(659,473)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(39,945)	12,671	13,656	(30,722)
COMPREHENSIVE GAIN (LOSS)	$(213,967)	$34,557	$(374,905)	$(690,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Periods Ended September 30, 2020 and 2019

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	92,646	–	92,646
Net loss	–	–	–	–	–	–	–	–	(74,298)	(74,298)
Balance, March 31, 2020	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$429,421	$(6,248,626)	$(3,789,204)
Conversion of convertible notes	–	–	217,142,858	2,171,429	–	(2,156,228)	–	–	–	15,201
Foreign currency adjustment	–	–	–	–	–	–	–	(39,047)	–	(39,047)
Net loss	–	–	–	–	–	–	–	–	(140,241)	(140,241)
Balance, June 30, 2020	88,235	$883	1,609,184,970	$16,091,850	$(1,000)	$(14,034,092)	$(12,439)	$390,374	$(6,388,867)	$(3,953,291)
Conversion of convertible notes	–	–	1,785,632,186	17,856,322	–	(17,739,248)	–	–	–	117,074
Foreign currency adjustment	–	–	–	–	–	–	–	(39,945)	–	(39,945)
Net gain	–	–	–	–	–	–	–	–	(174,022)	(174,022)
Balance, September 30, 2020	88,235	$883	3,394,817,156	$33,948,172	$(1,000)	$(31,773,340)	$(12,439)	$350,429	$(6,562,889)	$(4,050,184)

Balance, December 31, 2018	88,235	$883	89,680,467	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	12,488,347	124,883	–	(45,837)	–	–	–	79,046
Foreign currency adjustment	–	–	–	–	–	–	–	(22,050)	–	(22,050)
Net loss	–	–	–	–	–	–	–	–	(806,568)	(806,568)
Balance, March 31, 2019	88,235	$883	102,168,914	$1,021,689	$(1,000)	$813,644	$(12,439)	$367,630	$(5,155,427)	$(2,965,020)
Conversion of convertible notes	–	–	137,005,692	1,370,057	–	(1,284,135)	–	–	–	85,922
Foreign currency adjustment	–	–	–	–	–	–	–	(21,343)	–	(21,343
Net gain	–	–	–	–	–	–	–	–	125,210	125,210
Balance, June 30, 2019	88,235	$883	239,174,606	$2,391,746	$(1,000)	$(471,491)	$(12,439)	$346,287	$(5,030,217)	$(2,775,231)
Conversion of convertible notes	–	–	137,005,692	1,370,057	–	(1,284,135)	–	–	–	85,922
Foreign currency adjustment	–	–	–	–	–	–	–	12,671	–	12,671
Net gain	–	–	–	–	–	–	–	–	21,886	21,886
Balance, September 30, 2019	88,235	$883	239,174,606	$2,391,746	$(1,000)	$(471,491)	$(12,439)	$358,958	$(5,008,332)	$(2,642,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE
	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain/(Loss)	$(388,561)	$(659,473)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	38,271	38,271
Loan acquisition costs	–	24,900
Gain on reduction of loan default penalty	(9,900)	–
Interest on notes payable	–	27,446
Debt discount		(205,000)
Amortization of debt discount	39,414	568,985
Derivative liability	44,684	(312,622)
Changes in operating assets and liabilities:
Accounts payable	174,935	205,025
Accrued liabilities	105,435	110,340
Net cash used by operating activities	4,278	(202,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(4,969)	(54,930)
Net Cash Used by Investing Activities	(4,969)	(54,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	–	180,100
Payments on convertible notes	–	(24,650)
Net Cash Provided by Financing Activities	–	155,450

NET INCREASE (DECREASE) IN CASH	(691)	(70,886)
CASH, beginning of period	1,210	72,294
CASH, end of period	$519	$1,408

Noncash investing and financing activities for the quarter ending September 30:
Stock issued for convertible notes payable and accrued interest	$132,276	$232,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2020, and the results of operations for three and nine months and cash flows for the nine months ended September 30, 2020 have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2020, the Company did not generate any revenues and reported a net loss of $214,539. As of September 30, 2020, the Company’s current liabilities exceeded its current assets by $3,436,901. As of September 30, 2020, the Company had $519 of cash.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2019 closing rate at 1.2988 US$: CAD, average rate at 1.3234 US$: CAD and for the three months ended September 30, 2020 closing rate at 1.3141 US$: CAD, average rate at 1.3340 US$.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended September 30, 2020, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three and nine months ended September 30, 2020, there were no stock options nor convertible preferred stock outstanding. For the three and nine months ended September 30, 2020, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 2,138,539,986 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible debenture to the University in exchange for the patents (the “Patents”) assigned to the Company, in the amount of CAD$1,500,000, or USD$1,491,923 on December 16, 2010, the date of the convertible debenture. On April 24, 2017 DPTI issued a replacement secured term convertible debenture (the “Debenture”) in the same CAD$1,500,000 amount as the original convertible debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of CAD $42,000 (USD$33,385) due on April 24, 2018 for reimbursement to the University for its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The principal repayment amounts will be due quarterly over a six year period in the amount of CAD$62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on September 30, 2020, the quarterly principal repayment amounts will be USD$44,271. On May 1, 2020, the Company received an extension for this payment until July 23, 2020. Additionally on July 16, 2020, the Company received a further four month extension until November 2020. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents and granted a lien on them pursuant to an escrow agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at USD$1,491,923 equivalent to CAD$1,500,000 as of December 16, 2010, the date of the original convertible debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended September 30, 2020 and 2019, were ($39,945) and 12,671 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended September 30, 2020, and 2019, the Company recorded interest expense of $12,255 and $12,745, respectively.

As of September 30, 2020, the Debenture liability totaled $1,141,494, all of which was long term.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending September 30,
2021	$–
2022	–
2023	–
2024	–
2025 and after	1,062,503
Total	$1,062,503

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2020. Management determined the expected volatility between 489.35-582.90%, a risk free rate of interest between 0.12-0.13%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Q3 change	Derivative Balance
	Amount	Discount	Loss	in FMV	9/30/2020
	$90,228	$–	$58,959	$65,666	$147,000
	162,150	–	74,429	106,304	264,566
	72,488	–	11,381	(5,738)	109,166
	201,436	–	–	(13,300)	279,035
	76,657	–	8,904	(1,310)	106,219
	60,115	–	5,651	(10,556)	106,405
	53,864	–	28,566	(6,472)	64,690
	25,468	–	16,558	(3,060)	30,587
	29,250	–	–	17,148	28,965
	49,726	–	–	29,152	49,241
	41,774	–	–	24,490	41,367
	29,250	–	–	17,148	28,965
	40,000	–	10,605	(4,932)	47,835
	11,900	–	17,676	(126,690)	16,143
Subtotal	944,306	–	232,729	(87,850)	1,320,184
Transaction expense	–	–	–	–	–
	$944,306	$–	$232,729	$(87,850)	$1,320,184

During the three months ended September 30, 2020, a total of $103,257 in principal and $10,754 interest was converted into 1,785,632,186 shares of the Company’s common stock.

As of September 30, 2020 and 2019 respectively, there was $944,306 and $928,702 of convertible debt outstanding, net of debt discount of $0, and $93,138, As of September 30, 2020 and 2019 respectively, there was derivative liability of $1,320,184 and $341,209 related to convertible debt securities. The Company recorded interest expense related to the outstanding convertible debt of $21,366 and $22,059 for the three months ended September 30, 2020 and 2019 respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of September 30, 2020, there were 3,394,817,156 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of September 30, 2020, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

For the three months ended September 30, 2020 and 2019, the Company amortized $12,757, respectively. Future amortization of intangible assets is as follows:

2020	$12,757
2021	51,028
2022	51,028
2023	51,028
2024	51,028
Thereafter	189,878
$406,747

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

In May 2018, the JV Entity received $42,000 for an order from Bravetek and the JV Entity then placed a corresponding order with the Company. The Company’s former executive office is also the CEO of Bravatek. The proceeds were to be used for marketing efforts to generate sales of our intrusion detection product. The order has been recorded as a prepaid sale and is a current liability as of September 30, 2020.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2020 and December 31, 2019, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended September 30, 2020, the Company issued no shares of preferred stock.

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2020 and December 31, 2019, there were 3,394,817,156 and 1,392,042,112 common shares issued and outstanding, respectively.

During the three months ended September 30, 2020, the Company issued the following shares of common stock:

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

On August 13, 2020, the Company issued an aggregate of 91,428,571 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $6,400.

On August 18, 2020, the Company issued an aggregate of 110,000,000 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $7,700.

On August 20, 2020, the Company issued an aggregate of 115,714,286 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $8,100.

On August 31, 2020, the Company issued an aggregate of 115,714,286 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $8,100.

On September 1, 2020, the Company issued an aggregate of 115,714,286 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $8,100.

On September 1, 2020, the Company issued an aggregate of 119,157,924 shares of common stock upon the conversion of interest of convertible debt, as issued on July 17, 2018, in the amount of $6,315.

On September 1, 2020, the Company issued an aggregate of 85,000,000 shares of common stock upon the conversion of convertible debt, as issued on September 24, 2018, in the amount of $7,000.

On September 2, 2020, the Company issued an aggregate of 123,474,262 shares of common stock upon the conversion of interest of convertible debt, as issued on September 24, 2018, in the amount of $4,439.

On September 3, 2020, the Company issued an aggregate of 115,714,286 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $8,100.

On September 11, 2020, the Company issued an aggregate of 115,714,286 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $8,100.

On September 30, 2020, the Company issued an aggregate of 158,000,000 shares of common stock upon the conversion of convertible debt, as issued on September 25, 2018, in the amount of $5,257.

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

During the three months ended September 30, 2020, the Company did not issue any stock options and had no stock options outstanding at September 30, 2020.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

On October 7, 2020, the Company issued an aggregate of 161,428,571 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $11,800.

On October 7, 2020, the Company issued an aggregate of 169,000,000 shares of common stock upon the conversion of convertible debt, as issued on February 12, 2019, in the amount of $6,855.

On October 7, 2020, the Company issued an aggregate of 143,519,000 shares of common stock upon the conversion of convertible debt, as issued on September 25, 2018, in the amount of $4,677.

On October 12, 2020, the Company issued an aggregate of 142,374,429 shares of common stock upon the conversion of convertible debt, as issued on May 3, 2019, in the amount of $600 in principal and $9,366 in interest.

On October 22, 2020, the Company issued an aggregate of 77,623,000 shares of common stock upon the conversion of convertible debt, as issued on September 25, 2018, in the amount of $2,041.

On September 2, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $47,850 (the “Financing”) with a $4,350 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $40,000 net cash in the Financing which closed on October 7, 2020.

On September 2, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $47,850 (the “Financing”) with a $4,350 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $40,000 net cash in the Financing which closed on October 7, 2020.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2020, the Company did not generate any revenues and reported a net loss of $214,539. As of September 30, 2020, the Company’s current liabilities exceeded its current assets by $3,436,901. As of September 30, 2020, the Company had $519 of cash.

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

Operating Expenses

General and administrative expenses for three months ended September 30, 2020, decreased by $5,671 to $34,782 from $40,453 for the three months ended September 30, 2019. General and administrative expenses for nine months ended September 30, 2020, decreased by $24,099 to $120,866 from $144,965 for the nine months ended September 30, 2019.

Legal expenses for three months ended September 30, 2020, decreased by $48,868 to $0 from $48,868 for the three months ended September 30, 2019. Legal expenses for nine months ended September 30, 2020, decreased by $48,665 to $96,962 from $48,297 for the nine months ended September 30, 2019.

Payroll and compensation expenses for nine months ended September 30, 2020, decreased by $168,758 to $187 from $168,945 for the nine months ended September 30, 2019. The decrease is related to a significant reduction in payroll related expenses in 2019 because it terminated four employees during March 2019.

Amortization of Patents expense for three and nine months ended September 30, 2020, remained the same at $12,757 and $25,514, respectively compared to the three and nine months ended September 30, 2019.

Other Income (Expense)

Interest expense was $37,318 and $50,649 for the three months ended September 30, 2020 and 2019, respectively. This $13,331 decrease is primarily related to the decrease in non-cash expenses related to notes payable issued in 2019.

Interest expense was $97,842 and $399,895 for the nine months ended September 30, 2020 and 2019, respectively. This $302,053 decrease is primarily related to the decrease in non-cash expenses related to notes payable issued in 2019.

Loss on convertible notes expense was $1,313 for the three months ended September 30, 2020. The loss on the change in fair market value of derivative liabilities was $87,853 for the three months ended September 30, 2020.

Loss on convertible notes expense was $39,414 for the nine months ended September 30, 2020. The loss on the change in fair market value of derivative liabilities was $44,684 for the nine months ended September 30, 2020.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three and nine months ended September 30, 2020 and 2019, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $174,023 for the three months ended September 30, 2020 compared to $21,886 for the three months ended September 30, 2019.

Additionally, as a result of the above, we reported a net loss of $388,561 for the nine months ended September 30, 2020 compared to a loss of $659,473 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses.

As of September 30, 2020, we had cash of $519, compared to $1,408 as of December 31, 2019. As of September 30, 2020, our current liabilities exceeded our current assets by $2,508,467.

Cash Flows From Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $4,278, resulting from our net loss of $388,561and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $39,414, increase in derivative liability of $44,684, increase in accounts payable of $174,938 and accrued liabilities of $105,435.

During the nine months ended September 30, 2019, net cash used by operating activities was $202,128, resulting from our net loss of $659,473 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $568,985, debt discount of $205,000, increases in accounts payable of $205,025 and accrued liabilities of $110,340.

Cash Flows From Investing Activities

During the nine months ended September 30, 2020, Company had net cash used in investing activities of $4,969. During the nine months ended September 30, 2019, the Company used $54,930 in investing activities with both periods relating to our patents and trademarks.

Cash Flows From Financing Activities

During the nine months ended September 30, 2020, Company had no net cash provided by or used in financing activities. During the nine months ended September 30, 2019, net cash provided by financing activities was $155,450, comprised of proceeds from the issuance of convertible debt in the amount of $180,100, offset by payments on convertible debt of $24,650.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of September 30, 2020, our disclosure controls and procedures continue to be ineffective. The small size of our Company does not provide for the desired segregation of duty control functions, and we do not have the required level of documentation of our monitoring and control procedures. Currently, our financial constraints prevent us from fully implementing the internal controls prescribed by the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. The Company will continue to use outside accounting consultants to assist with the Company’s financial reporting. Otherwise, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we had no unregistered sales of equity securities.

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

DARKPULSE, INC.

Dated: November 16, 2020	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

