Form 10-K
period 2020-12-31
DarkPulse, Inc.
filed 2021-04-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $0.0001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2020 was approximately $321,837. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 10, 2021, was 4,689,762,151.

i

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;

•	Our ability to raise sufficient capital to fund the development of our technology and continue to fund operating expenses;

•	Our ability to get our technology to work in accordance with our technical specifications;

•	Our ability to attract customers to our products once they are developed;

•	Our ability to generate sales of our products once they are developed;

•	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively;

•	Actions or inactions of third-party contractors and vendors;

•	Our ability to successfully patent and protect our intellectual property;

•	General economic conditions.

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

ii

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to DarkPulse, Inc., a Delaware corporation.

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

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to “DarkPulse, Inc.” The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol was changed to “DPLS.”

The Company’s security and monitoring systems will be delivered in applications for critical infrastructure/ key resources such as but not limited to border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

In December 2010 DPTI entered into an Assignment Agreement with the University of New Brunswick, Canada (the “University”), pursuant to which the University sold, transferred, and assigned to the Company certain patents related to the University’s BOTDA dark-pulse technology (the "Patents") in exchange for the issuance of a debenture to the University in the amount of C$1,500,000 (Canadian dollars).  In April 2017, DPTI issued a replacement debenture to the University in the amount of US$1,491,923 (the “Debenture”).  The Patents and the Debenture were initially recorded in the Company’s accounts at $1,491,923, based upon the exchange rate between the US dollar and the Canadian dollar on December 16, 2010, the date of the original debenture. In addition to the repayment of principal and interest, the Debenture requires DPTI to pay the University a two percent royalty on sales of any and all products or services which incorporate the Patents for a period of five years commencing on April 24, 2018, as well as to reimburse the University for its patent-related costs.

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

By contrast to existing technologies, the DarkPulse Technology is a distributed-fiber sensing system, based on dark-pulse Brillouin scattering, which reports in real-time on conditions such as temperature, stress, strain corrosion and structural health monitoring of Critical Infrastructure/Key Resources including Bridges, Buildings, Roadways pipelines and mining installations.

DarkPulse Technology’s differentiators from and advantages over existing technologies:

•	Real-time Reporting: Higher data acquisition speeds allowing for structural monitoring of dynamic systems
•	Cost to Customer: Significantly lower acquisition and operating costs
•	Precision: A greater magnitude of precision and spatial resolution than other systems currently available
•	Applications: Wider range of capabilities than other systems currently available
•	Power consumption: Lower power consumption than existing systems allowing for off-grid installations
•	Integration: Capable of integrating with existing systems
•	Central station monitoring/cloud based GUI

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

Competition

The overall optical sensing market is projected to reach USD $3.47 billion by 2023 from USD $1.13 billion in 2016, at a CAGR of 15.47% between 2017 and 2023.1 The Company is active in the optical sensing market, including Oil & Gas pipeline health monitoring, National Border Security applications, and the mining industry. We believe that fiber sensing applications which incorporate our DarkPulse Technology may provide significant competitive advantages over structural health monitoring applications offered by the long-term leaders in the field, such as Schlumberger, Hewlett-Packard, and Yokogawa, which collectively account for a significant portion of industry sales. These companies, as well as others, have numerous differences in feature sets and functionality, but all share certain basic attributes: a bright-pulse technology as the core of their systems architecture. An architecture designed using bright-pulsing technology has limited sensing capabilities and resolutions of one meter allowing for mostly long-term quasi-static deployments.

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

Through DPTI’s April 2017 Intellectual Property agreement with the University, DPTI was sold, transferred, and assigned U.S. Patent Nos. 7,245,790, 8,643,829, and 9,534,965, each of which are related to our BOTDA dark-pulse technology. In addition, Canadian Patent No. 2,502,275 was also assigned.

_______________________

1 Optical Sensing Market by Industry (Aerospace & Defense, Utilities, Oil & Gas, Medical, Construction, and Consumer Electronics), Application, Method, and Geography - Global Forecast to 202\3 (https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html?gclid=EAIaIQobChMIzrfanf7P4QIVA0GGCh3jlw7rEAAYASAAEgI9bvD_BwE)

Suppliers

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

Employees

As of April 10, 2021, we had one full-time employee and no part-time employees.

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

Further, all employees, including our specialized technical staff, are working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the applicable State and or the Federal government indicate the environment is safe to return to work.

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

If we default on the Convertible Debenture, the secured holder could take possession of our assets, including our patents and other intellectual property.

The Convertible Debenture (Secured) issued April 24, 2017, is secured by our assets, which includes our patents and other intellectual property. In the event that we default on the obligations in the Debenture, the secured holder could take possession of our assets, including our patents and other intellectual property. If this were to occur, investors would likely lose all of their investment.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2020 and 2019, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, no sales recorded to date, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

•	competing products;

•	ineffective distribution and marketing;

•	lack of sufficient cooperation from our partners; and

•	demonstrations of the products not aligning with or meeting customer needs.

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

The Company depends heavily on the continued efforts of Dennis O’Leary, Chairman, Chief Executive Officer and director. Mr. O’Leary is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. We currently do not have an employment agreement with Mr. O’Leary, thus we cannot be certain that he will desire to continue with us for the necessary time it will to complete the product development and initial sales channel development. The departure or loss of Mr. O’Leary, or the inability to hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

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

Material weaknesses in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

The Company believes that material weaknesses exist in our internal control over financial reporting as of December 31, 2020, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

Our largest shareholder beneficially owns approximately 81.29 % of our outstanding common stock as of April 10, 2021, as calculated according to voting power. This stockholder will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent reselling of shares and may cause the price of the shares to decline.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC Markets under the symbol “DPLS.” In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for sensor technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

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

As an enterprise engaged in the development of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out herein. As reported herein in “Item 5. Market For Common Equity and Related Stockholder Matters”, the market price of our common stock has fluctuated significantly.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management team, and increases our expenses. We estimate the Company will incur approximately $200,000 to $300,000 annually in connection with being a public company.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2021 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On February 12, 2021, we entered into a Commercial Lease Agreement with the lessor for the lease of 2640 West Medtronic Way, Tempe, Arizona 85281. The term of the lease is for 12 months and the monthly rent is $2,000 per month for a total of $24,000.

ITEM 3.  LEGAL PROCEEDINGS

On March 27, 2019, Thomas A. Cellucci, et al. v. DarkPulse, Inc. et al. (the “Complaint”) was filed in the United States District Court for the Southern District of New York by certain of the Company’s former executive officers, one also being a former director, and a non-employee shareholder (collectively, the “Plaintiffs”), against the Company, its sole officer and a director, and others, claiming that the Plaintiffs brought the action to protect their individual rights as minority shareholders, as improperly-ousted officers (other than the non-employee shareholder), and as an improperly-ousted director, seeking equitable relief, damages, recovery of unpaid salaries and other relief. The Plaintiffs filed a motion for a temporary restraining order seeking appointment of a receiver to carry out the operations of the Company, restraining the Company’s sole officer and a director from conducting business on behalf of the Company, and other emergency relief.

Following a hearing, the court denied the Plaintiffs’ motion. The Plaintiffs amended their complaint, and the Defendants moved to dismiss.

On February 28, 2020, the Court granted the Defendants’ Motion to Dismiss the First Amended Complaint. The Court granted Plaintiffs leave to amend their complaint consistent with the opinion and provided an explanation of the deficiencies that would need to be cured in the amended complaint. After numerous extensions, the Plaintiffs eventually filed a Second Amended Complaint. The Defendants moved to dismiss the motion and, on January 25, 2021, the Court dismissed the motion.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Markets under the trading symbol “DPLS.” The Company has 20,000,000,000 authorized common shares.

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two completed fiscal years and the current year. The information below was provided from the OTC Markets and reflects the highest and lowest closing prices during each quarter.

2021:	High	Low
First Quarter	$0.0510	$0.0007

2020:	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0006	$0.0001
Fourth Quarter	$0.0011	$0.0001

2019:	High	Low
First Quarter	$0.0500	$0.0035
Second Quarter	$0.0062	$0.0005
Third Quarter	$0.0008	$0.0001
Fourth Quarter	$0.0003	$0.0001

The number of shareholders of record of the Company's common stock as of April 10, 2021 was approximately 923.

The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

On September 2, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $47,850 with a $4,350 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $40,000 net cash. This note was issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the note.

Equity Compensation Plan Information

As of December 31, 2020, there were no securities authorized for issuance under equity compensation plans.

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

Recent Events

Financings

On January 4, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $42,350 with a $3,850 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $35,000 net cash.

On February 3, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $94,200 with a $15,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest 2 trading prices of the Company's common stock during the 10 prior trading days. The Company received $75,000 net cash.

On February 18, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $76,200 with a $12,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest 2 trading prices of the Company's common stock during the 10 prior trading days. The Company received $60,000 net cash.

Going Concern

The Company generated net losses of $275,841 and $1,825,469 during the years ended December 31, 2020 and 2019, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company’s current liabilities exceeded its current assets by $3,241,567. As of December 31, 2020, the Company had $337 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2021. However, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2020 decreased by $287,497 or 52.6% to $258,739 from $546,236 for the year ended December 31, 2019. The primary reason for the overall decrease in general and administrative expense in the current year is a decrease in payroll and compensation of $168,758.

General and administrative expenses for the year ended December 31, 2020 decreased by $33,824 or 18.5% to $149,259 from $183,083 for the year ended December 31, 2019. The primary reason for the overall decrease in general and administrative expense in the current year is a decrease in professional fees.

Payroll and compensation expenses for the year ended December 31, 2020 decreased to $187 from $168,945 or 99.9% for the year ended December 31, 2019. The primary reason for the overall decrease in payroll and compensation expense in the current year is a decrease in employees and a reduction in stock based compensation.

Amortization expenses for the years ended December 31, 2020 and 2019 remained constant at $51,028.

Legal expenses for the year ended December 31, 2020 decreased $50,415 from $118,281 for the year ended December 31, 2019. The increase is related to ongoing litigation as described in more detail in Note 12 of the attached financial statements.

Debt transaction expenses for the year ended December 31, 2020 decreased $17,050 or 68.5% from $24,900 to $7,850. The primary reason for the decrease is related to the decrease in convertible notes entered into during 2020.

Other Income (Expense)

Total other expenses totaled $17,102 and $1,279,233 for the years ended December 31, 2020 and 2019, respectively. The $1,262,131 decrease is primarily attributed to the decrease recognized due to changes in the fair value of derivative instruments of $422,787, loss on convertible notes of $401,497 and a decrease in interest expense of $370,619.

Net Loss

As a result, net loss for the year ended December 31, 2020 decreased by $1,549,627 to $275,842 from $1,825,469 for the year ended December 31, 2019.

Comprehensive (Loss) Gain

The Company recorded a loss for foreign currency translation adjustments for the year ended December 31, 2020 of $20,941 and a loss of $52,905 for the year ended December 31, 2019. The fluctuations of the increase/decrease is primarily attributed to the change in the value of the note recognized due to exchange rate variances. Comprehensive loss was $296,785 as compared to $1,878,374 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2020, we had a cash balance of $337. Our working capital deficit is approximately $3,241,567 at December 31, 2020.

As of December 31, 2020, we had cash of $337, compared to $1,210 as of December 31, 2019. The Company currently does not have sufficient cash to fund its operations for the next 12 months and will require working capital to complete development, testing and marketing of its products and to pay for ongoing operating expenses. The Company anticipates adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to the Company. The Company has been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of the Company’s restricted common stock.

As of December 31, 2020, our current liabilities of $3,241,904 exceeded our current assets of $337 by $3,241,567.

Operating Activities

During the year ended December 31, 2020, net cash used by operating activities was $8,194, resulting from our net loss of $275,842 partially offset by non-cash expenses totaling $14,446 and increases in accounts payable of $195,951 and accrued liabilities of $72,892.

By comparison, during the year ended December 31, 2019, net cash used by operating activities was $171,604, resulting from our net loss of $1,825,469, partially offset by non-cash expenses totaling $259,824 and increases in accounts payable of $264,788 and a decrease in accrued liabilities of $145,234.

Investing Activities

During the year ended December 31, 2020, net cash used by investing activities was $4,969, of capitalized patents costs of $4,969. During the year ended December 31, 2019, net cash used by investing activities was $54,930.

Financing Activities

During the year ended December 31, 2020, net cash used by financing activities was $4,096, comprised of proceeds from issuance of convertible notes payable of $40,000, offset by repayments of related party notes payable of $44,096. During the year ended December 31, 2019, net cash provided by financing activities was $155,450, comprised of proceeds from issuance of convertible notes payable of $180,100, partially offset by repayments of convertible notes payable of $24,650.

Factors That May Affect Future Results - Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

•	The Company may not obtain the equity funding or short-term borrowings necessary to market and launch its products.

•	The product development and launch may take longer to implement than planned or may not be successful.

0ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2020, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	58	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	48	Director

Carl Eckel	63	Director

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

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

There are no family relationships between any of our directors and executive officers.

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

The Company is not aware of any common stock transactions during the year ended December 31, 2020 for which either Forms 4 or Forms 5 were required to be filed.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management, lack of previous business operations, and lack of resources. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2021.

Audit Committee

As of December 31, 2020, the Company did not have a functioning Audit Committee. The Company’s management is currently reviewing the Company’s SEC filings and relying on outside experts to assist with this process.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the executive compensation paid to our named executive officers and directors for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year Ended Dec 31,	Salary (1)	Total
Dennis O’Leary	2020	$0	$0
Chairman/CEO and Director	2019	$18,000	$18,000
Dr. Anthony Brown	2020	$0	$0
Director	2019	$0	$0
Carl Eckel	2020	$0	$0
Director	2019	$0	$0

___________________________

(1) The Company accrued $0 and $18,000 for compensation for Mr. O’Leary during the years ended December 31, 2020 and 2019, respectively, of which $0 has been paid, respectively.

Equity Awards

As of December 31, 2020, there were no outstanding equity awards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our Directors and Executive Officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 4,088,850,391 (4,088,762,156 common plus 88,235 preferred) votes as of December 31, 2020. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of December 31, 2020. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address	Nature of	Shares	Percent of
of Beneficial Owners	Ownership	Owned	Common

Directors, Executive Officers and >5% Stock Owners

Dennis O’Leary (through Fantastic Northamerica, LLC)	Direct	–	–
1345 Avenue of the Americas	Preferred	21,853,351,983	81.29%
2nd Floor	Total	21,853,351,983	81.29%
New York, NY 10105
Dr. Anthony Brown	Direct	–	–
1345 Avenue of the Americas	Preferred	5,633,455,712	27.42%
2nd Floor	Total	5,633,455,712	27.42%
New York, NY 10105
Carl Eckel	Direct	–	–
1345 Avenue of the Americas	Preferred	–	–
2nd Floor	Total	–	–
New York, NY 10105

Total		27,486,807,695	82.52%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Accrued Compensation

Dennis M. O’Leary, the Company’s CEO, accrued $0 and $18,000 for compensation for the CEO during the years ended December 31, 2020 and 2019, of which $0 and $0 were paid, respectively.

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

In accordance with these guidelines, the Board has determined that current Board members Eckel and Brown are independent directors.

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

The following is a summary of the fees incurred by the Company to Boyle for professional services rendered for the years ended December 31, 2020 and 2019, respectively.

Service	2020	2019
Audit Fees	$10,000	$8,000
Audit-Related Fees	–	–
Total	$10,000	$8,000

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2020 and 2019.

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

The Board of Directors pre-approved 100% of the Company’s 2020 and 2019 audit fees, audit-related fees and all other fees.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018 (incorporated by reference to Exhibit 2.1 to Form 8-K filed May 1, 2018)

2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018 (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed July 13, 2018)

2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018 (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 21, 2018)

3.01	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation (incorporated by reference to Annual Report on Form 10-KSB filed June 20, 1997)

3.02	Amended Bylaws (incorporated by reference to Annual Report on Form 10-KSB filed March 29, 2001)

3.03	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 24, 2018)

3.04	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed July 24, 2018)

3.05	Certificate of Amendment to Certificate of Incorporation filed February 5, 2019

3.06	Certificate of Amendment to Certificate of Incorporation filed February 20, 2020

4.01	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.1 to Form 10-Q filed August 15, 2018)

4.02	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.2 to Form 10-Q filed August 15, 2018)

4.03	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.3 to Form 10-Q filed August 15, 2018)

4.04	Convertible Promissory Note dated July 14, 2018 (incorporated by reference to Exhibit 99.4 to Form 10-Q filed August 15, 2018)

4.05	Convertible Promissory Note dated July 17, 2018, effective July 18, 2018 (incorporated by reference to Exhibit 99.5 to Form 10-Q filed August 15, 2018)

4.06	Convertible Promissory Note dated July 24, 2018, and effective July 27, 2018 (incorporated by reference to Exhibit 99.6 to Form 10-Q filed August 15, 2018)

4.07	Convertible Promissory Note dated August 20, 2018, effective August 24, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 27, 2018)

4.08	Convertible Promissory Note issued to EMA dated September 25, 2018, effective September 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2018)

4.09	Convertible Promissory Note issued to Auctus dated September 25, 2018, effective September 27, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 5, 2018)

4.10	Convertible Promissory Note issued to FirstFire dated September 24, 2018, and effective October 9, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 15, 2018)

4.11	8% Convertible Redeemable Note issued to GS Capital Partners, LLC dated January 10, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 15, 2019)

4.12	Form of Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 5, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 14, 2019)

4.13	Convertible Promissory Note issued to Geneva Roth Remark Holdings, Inc. dated September 2, 2020

10.01	Securities Purchase Agreement by and between DarkPulse, Inc. and GS Capital Partners, LLC dated January 10, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 15, 2019)

10.02	Form of Securities Purchase Agreement between DarkPulse, Inc. and Crown Bridge Partners, LLC dated February 5, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 14, 2019)

10.03	Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc. dated September 2, 2020

10.04	Consulting Agreement effective December 23, 2020 with Faisal Farooqui

10.05	Assignment Agreement with the University of New Brunswick, Canada

10.06	Convertible Debenture (Secured) Issued April 24, 2017

16.1	Letter from Haynie & Company (incorporated by reference to Exhibit 16.1 to Form 8-K filed March 11, 2019)

21.1	List of Subsidiaries

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: April 15, 2021	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President Chief Financial Officer Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April 2021.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer and President Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Dr. Anthony Brown	Director
Dr. Anthony Brown

/s/ Carl Eckel	Director
Carl Eckel

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2020 and 2019

and for the Years Ended December 31, 2020 and 2019

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DarkPulse, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarkPulse, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Note 4 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $1,220,877 at December 31, 2020.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

April 15, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$337	$1,210
Prepaid expenses	–	746

TOTAL CURRENT ASSETS	337	1,956

Other assets, net	91,464	116,495
Patents, net	393,990	445,018

TOTAL ASSETS	$485,791	$563,469

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$519,899	$323,948
Convertible notes, net of discount $35,525 and $39,414 respectively	931,158	1,033,249
Derivative liability	1,220,877	1,275,500
Accrued liabilities	569,970	497,078
Contract liability, related party	–	42,000
Related party notes payable	–	44,096

TOTAL CURRENT LIABILITIES	3,241,904	3,215,871

Secured debenture	1,176,092	1,155,150

TOTAL LIABILITIES	4,417,996	4,371,021

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock - Class D (par value $0.01; 100,000 shares authorized; 88,235 issued and outstanding at December 31, 2020 and, 2019, respectively)	883	883
Common stock (par value $0.0001), 20,000,000,000 shares authorized, 4,088,762,151 and 1,392,042,112 shares issued and outstanding at December 31, 2020 and, 2019, respectively	408,876	13,920,421
Treasury stock, 100,000 shares at December 31, 2020 and December 31, 2019	(1,000)	(1,000)
Paid-in capital in excess of par value	1,805,813	(11,877,864)
Non-controlling interest in variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	315,832	336,775
Accumulated deficit	(6,450,170)	(6,174,328)

TOTAL STOCKHOLDERS’ DEFICIT	(3,932,205)	(3,807,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$485,791	$563,469

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2020	2019
REVENUES	$–	$–

OPERATING EXPENSES:
General and administrative	149,259	183,083
Payroll and compensation	187	168,945
Legal	50,415	118,280
Debt transaction expenses	7,850	24,900
Amortization of patents	51,028	51,028
TOTAL OPERATING EXPENSES	258,739	546,236

OPERATING LOSS	(258,739)	(546,236)

OTHER INCOME (EXPENSE):
Interest expense	(135,064)	(505,683)
Gain (Loss) on convertible notes	(3,889)	(405,386)
Gain (Loss) on change in fair market value of derivative liabilities	54,623	(368,164)
Gain (Loss) on forgiveness of debt	67,227	–

TOTAL OTHER EXPENSE	(17,103)	(1,279,233)

NET LOSS	(275,842)	(1,825,469)
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	–	–
Net loss attributable to Company stockholders	$(275,842)	$(1,825,469)
LOSS PER SHARE
Basic and Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	2,323,180,245	487,850,346

See accompanying notes to consolidated financial statements.

F-4

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2020	2019

NET LOSS	$(275,842)	$(1,825,469)

OTHER COMPREHENSIVE LOSS
Unrecognized Gain (Loss) on Foreign Exchange	(20,943)	(52,905)
COMPREHENSIVE LOSS	$(296,785)	$(1,878,374)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2018	88,235	$883	89,680,567	$896,806	$(1,000)	$859,481	$(12,439)	$389,680	$(4,348,859)	$(2,215,448)
Conversion of convertible notes	–	–	1,302,361,545	13,023,615	–	(12,737,345)	–	–	–	286,270
Foreign currency adjustment	–	–	–	–	–	–	–	(52,905)	–	(52,905)
Net loss	–	–	–	–	–	–	–	–	(1,825,469)	(1,825,469)
Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	2,696,720,039	26,967,200	–	(26,795,068)	–	–	–	172,132
Change to Par Value	–	–	–	(40,478,745)		40,478,745	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	(20,943)	–	(20,943)
Net loss	–	–	–	–	–	–	–	–	(275,842)	(275,842)
Balance, December 31, 2020	88,235	$883	4,088,762,151	$408,876	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(275,842)	$(1,825,469)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	86,607	51,028
Loan acquisition costs	7,850	24,900
Stock based compensation	–	141,860
Gain on reduction of loan default penalty	(9,900)	–
Gain on extinguishment of debt	(67,227)	–
Debt discount	–	(205,000)
Amortization of debt discount	51,739	609,386
Derivative liability	(54,624)	621,670
Changes in operating assets and liabilities:
Accounts payable	195,951	264,788
Prepaid expenses	746	–
Accrued liabilities	72,892	145,233
Net cash used by operating activities	8,192	(171,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patents	(4,969)	(54,930)
Net cash used by investing activities	(4,969)	(54,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	40,000	180,100
Repayments of convertible debentures	–	(24,650)
Proceeds from related party notes payable	(44,096)	–
Net cash provided by financing activities	(4,096)	155,450

NET INCREASE (DECREASE) IN CASH	(873)	(71,084)
CASH, beginning of year	1,210	72,294
CASH, end of year	$337	$1,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31:
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2020 and 2019

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

Our consolidated financial statements as of December 31, 2020 and 2019 include the accounts of DarkPulse Inc. and its subsidiaries:

DarkPulse Technologies Inc. (“DPTI”), a New Brunswick, Canada corporation, a wholly owned subsidiary, incorporated December 16, 2010.

DPTI owns 100% of DarkPulse Technology Holdings Inc., a New York corporation, incorporated July 6, 2017.

DPTI indirectly owns 37.572% of DarkPulse Technologies International Inc., ("DPTINY") a New York corporation, incorporated on September 7, 2017. On or about September 18, 2017, DPTI entered into a shareholder agreement with three investors, whereby DPTI would own 50.2% of DPTINY and the investors would own 49.8%. On or about October 3, 2017, another investor entered into an agreement with DPTINY to fund it $37,500 for a 0.5% equity interest in DPTINY. On December 26, 2017, DPTI’s CEO incorporated another corporation named DarkPulse Technologies International Inc., ("DPTIDel") in the State of Delaware. On or about April 16, 2018, seven investors and DPTI entered into a new agreement whereby it was agreed that the investors would own 62.428% of DPTIDel, and the September 18, 2017 agreement with respect to DPTINY was considered null and void. Accordingly, the funding of $37,500 to DPTINY in October 2017 has been converted to an equity interest in DPTIDel as of April 2018. As of April 16, 2018, DPTI owns approximately 37.572% of the shares of common stock of DPTIDel and 100% of the issued shares of Series A Preferred Stock of DPTIDel, pursuant to which the Company controls both DPTIDel and DPTINY.

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

The relevant translation rates are as follows: for the year ended December 31, 2020 closing rate at 1.2754 US$: CAD, average rate at 1.3388 US$:CAD and for the year ended December 31, 2019 closing rate at 1.2988 US$: CAD, average rate at 1.3234 US$.

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

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2020, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the year ended December 31, 2020, the Company had patent amortization costs on its intrusion detection technology totaling $51,028. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of activity related to the DPTI patents for the year ended December 31, 2020:

Balance at January 1, 2020	$445,018
Additions	–
Amortization	(51,028)
Balance at December 31, 2020	$393,990

The following is a summary of the DPTI patents as of December 31, 2020:

2019
Historical cost	$904,269
Accumulated amortization	(510,279)
Carrying Value	$393,990

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2021	$51,028
2022	51,028
2023	51,028
2024	51,028
2025	51,028
Thereafter	138,850
$393,990

Property and Equipment

Property and equipment are capitalized and depreciated over their estimated economic useful lives. Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. The Company had no assets as of December 31, 2020 and 2019.

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

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the years 2020 and 2019. The Company has filed tax returns in Canada for the year ending December 31, 2018, and they are still subject to audit.

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

	December 31, 2020	December 31, 2019
Convertible preferred stock	–	–
Stock Options	–	–
Stock Warrants	–	–
Total	–	–

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net losses of $275,841 and $1,825,469 during the years ended December 31, 2020 and 2019, respectively. The Company did not generate any revenue from product sales during the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company’s current liabilities exceeded its current assets by $3,241,568. As of December 31, 2020, the Company had $337 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2021. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2020. Management determined the expected volatility between 475.55-624.25%, a risk free rate of interest between 0.10-0.13%, and contractual lives of the debt varying from zero months to eight months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2020. The expected life is equal to the contractual life extended by one year which vary from two to seven months. The table below details the Company's outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	12/31/2020
	$90,228	$–	$58,959	$(5,855)	$141,145
	162,150	–	74,429	(9,847)	254,719
	72,488	–	11,381	(22,665)	86,501
	201,436	–	–	(15,166)	263,869
	76,657	–	8,904	(5,716)	100,503
	53,397	–	5,651	(16,346)	90,059
	53,864	–	28,566	(29,619)	35,071
	18,613	–	16,558	(18,468)	12,119
	29,250	–	–	(374)	28,591
	49,726	–	–	(635)	48,606
	41,774	–	–	(534)	40,833
	29,250	–	–	(374)	28,591
	40,000	–	10,605	(22,989)	24,846
	47,850	35,525	7,850	65,427	65,423
Subtotal	966,683	35,525	222,903	(99,304)	1,220,877
Transaction expense	–	–	–	–	–
	$966,663	$35,525	$222,903	$(99,304)	$1,220,877

On January 10, 2019, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, (“GS Capital”) issuing a convertible redeemable note in the principal amount of $65,000. The note may be converted into common shares of the Company's common stock at a conversion price equal to the lower of $0.25, or 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. For the years ended December 31, 2020 and 2019, GS Capital converted $0 and $11,136 in principal of its' convertible note into 0 and 79,605,027 shares of common stock.

On February 12, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC, (“Crown”) issuing a convertible promissory note in the aggregate principal amount of up to $35,000. The note may be converted into common shares of the Company's common stock at a conversion price equal 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. For the year ended December 31, 2020 and 2019, Crown converted $6,855 and $9,532 in principal of its' convertible note into 169,000,000 and 259,259,259 shares of common stock.

On April 23, 2019, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, ("GS Capital") issuing to GS Capital a convertible promissory note in the aggregate principal amount of $40,000 with a $2,000 original issue discount and $2,000 in transactional expenses due to GS Capital and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the average of the three lowest trading prices of the Company's common stock during the 20 prior trading days. As of the date the consolidated financial statements were available for issuance, DPI received $36,000 net cash. For the year ended December 31, 2020 and 2019, GS Capital has no converted principal into common stock.

On May 3, 2019, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,000 with a $6,000 original issue discount and $2,800 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $55,200 net cash. The Company was notified on October 15, 2019 that the note was in default and subject to a 200% penalty. The additional $64,000 was recorded as interest expense as of December 31, 2019. For the year ended December 31, 2020, Geneva has converted the full amount of $128,000 principal and $11,606 interest into 1,745,231,572 shares of common stock.

On October 7, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $47,850 with a $4,350 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $40,000 net cash. For the year ended December 31, 2020, Geneva has not converted principal into common stock.

As of December 31, 2020 and 2019 respectively, there was $966,683 and $1,040,663 of convertible debt outstanding, net of debt discount of $35,525, and $93,138, As of December 31, 2020 and 2019 respectively, there was derivative liability of $1,220,880 and $323,481 related to convertible debt securities.

NOTE 5 - DEBENTURE

DPTI issued a convertible Debenture to the University (see Note 1) in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required for 2020, 2019 and 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on December 31, 2018, the quarterly principal repayment amounts will be US$48,447. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the years ended December 31, 2020, and 2019, were $20,941 and $52,905 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the years ended December 31, 2020, and 2019, the Company recorded interest expense of $49,414 and $52,538, respectively.

As of December 31, 2020, the debenture liability totaled $1,176,092, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending December 31,
2021	$0
2022	0
2023	0
2024	0
2025 and after	1,155,150
Total	$1,155,150

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2020	2019
Accrued payroll	$293,166	$293,434
Taxes	1,996	1,996
Accrued interest	274,808	201,648
	$569,970	$497,078

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2020 and 2019:

	2020	2019
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	3.63%	3.63%
Change in valuation allowance:	(24.63)%	(24.63)%
	– %	– %

The Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred Tax (Liabilities):
Net operating losses	$1,351,897	$1,283,957
Intangible assets	–	(208)
Less: Valuation allowance	(1,351,897)	(1,283,749)
	$–	$–

The Company has approximately $1,284,000 non-capital income tax losses as of December 31, 2019, which will begin to expire in the year 2038.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2020 and 2019, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its losses for the years ended December 31, 2020 and 2019, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2020 and 2019, the Company had no uncertain tax positions.

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

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2020 and 2019 respectively, there were 88,235 and 88,235 total preferred shares issued and outstanding for all classes.

NOTE 9 – COMMON STOCK

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

On February 18, 2020, the majority stockholders holding a majority of the issued and outstanding voting shares of the Company amended the Company’s Certificate of Incorporation to amend the par value of the Company’s common stock from $0.01 to $0.0001.

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2020 and 2019, there were 4,088,762,156 and 1,392,042,112 common shares issued and outstanding.

During the year ended December 31, 2020, the Company issued 2,696,720,044 shares of common stock as settlement of notes payable and accrued interest in the total amount of $143,930 and $22,339 respectively.

During the year ended December 31, 2019, the Company issued 1,302,361,545 shares of common stock as settlement of notes payable and accrued interest in the total amount of $184,737 and $54,534 respectively.

At December 31, 2020, the Company had 1,589,257,888 in common shares reserved for issuance for convertible debt securities.

NOTE 10 – STOCK OPTIONS

As of December 31, 2020 and 2019, the Company had no outstanding stock options.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12– RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 2020 and 2019, the Company’s Chief Executive Officer advanced personal funds in the amount of $68,254 and $30,134 for Company expenses.

NOTE 13 – SUBSEQUENT EVENTS

On January 4, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $42,350 with a $3,850 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $35,000 net cash.

On January 14, 2021, the Company issued an aggregate of 100,000,000 shares of common stock upon the conversion of convertible debt, as issued on September 24, 2018, in the amount of $28,000.

On January 25, 2021, the Company issued an aggregate of 150,000,000 shares of common stock upon the conversion of convertible debt, as issued on September 24, 2018, in the amount of $42,000.

On February 1, 2021, the Company issued an aggregate of 30,999,995 shares of common stock upon the conversion of convertible debt, as issued on February 12, 2019, in the amount of $8,116.

On February 11, 2021, the Company issued an aggregate of 100,000,000 shares of common stock upon the conversion of convertible debt, as issued on September 24, 2018, in the amount of $56,000.

On February 3, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $94,200 with a $15,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest 2 trading prices of the Company's common stock during the 10 prior trading days. The Company received $75,000 net cash.

On February 18, 2021, the Company issued an aggregate of 220,000,000 shares of common stock upon the conversion of convertible debt, as issued on September 24, 2018, in the amount of $75,436 for principal and $39,638 for interest.

 On February 18, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $76,200 with a $12,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest 2 trading prices of the Company's common stock during the 10 prior trading days. The Company received $60,000 net cash.

