Form 10-Q
period 2021-03-31
DarkPulse, Inc.
filed 2021-05-17
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-18730

DARKPULSE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Ave of the Americas, 2nd Floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2021, there were 4,697,827,191 shares of the Registrant’s common stock, $0.0001 par value per share, issued.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$50,714	$337
Deposits	2,000	–
TOTAL CURRENT ASSETS	52,714	337

Other assets, net	92,664	91,464
Patents, net	381,233	393,990
TOTAL ASSETS	$526,611	$485,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$507,818	$519,899
Convertible notes, net of discount $4,203 and $39,414 respectively	764,075	931,158
Derivative liability	1,251,821	1,220,877
Accrued liabilities	560,945	569,970
TOTAL CURRENT LIABILITIES	3,084,659	3,241,904

Secured debenture	1,194,000	1,176,092
TOTAL LIABILITIES	4,278,659	4,417,99

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock (par value $0.01), 20,000,000,000 shares authorized, 4,689,761,151 and 4,088,761,156 shares issued and outstanding respectively	468,976	408,876
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	1,995,652	1,805,813
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	297,923	315,832
Accumulated deficit	(6,502,044)	(6,450,170)
TOTAL STOCKHOLDERS' DEFICIT	(3,752,048)	(3,932,205)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$526,611	$485,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2021	2020
REVENUES	$–	$–

OPERATING EXPENSES:
General and administrative expenses	29,688	41,526
Payroll and compensation	–	35
Legal	74,354	4,113
Amortization of patents	12,757	12,757
Debt transaction expenses	42,750	–
TOTAL OPERATING EXPENSES	159,549	58,430

OPERATING LOSS	(159,549)	(58,430)

OTHER INCOME (EXPENSE):
Interest expense	(31,662)	(35,370)
Gain/loss on convertible notes	170,281	(35,211
Loss on change in fair market values of derivative liabilities	(30,944)	54,713
TOTAL OTHER EXPENSE	107,675	(15,868)

NET LOSS	(51,874)	(74,298)
Net Loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	–
Net loss attributable to Company stockholders	$(51,874)	$(74,298)

LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,457,294,486	1,392,042,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2021	2020

NET LOSS	$(51,874)	$(74,298)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(17,909)	92,646
COMPREHENSIVE GAIN (LOSS)	$(69,783)	$18,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended March 31, 2021 and 2020

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Compre- hensive	Accumulated	Total Stock- holders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2020	88,235	$883	4,088,762,156	$408,876	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	600,999,995	60,100	–	189,839	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	(17,909)	–	(17,909)
Net loss	–	–	–	–	–	–	–	–	(51,874)	(51,874)
Balance, March 31, 2020	88,235	$883	4,689,762,151	$468,976	$(1,000)	$1,995,652	$(12,439)	$297,923	$(6,502,044)	$(3,752,048)

Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Foreign currency adjustment	–	–	–	–	–	–	–	92,646	–	92,646
Net loss	–	–	–	–	–	–	–	–	(74,298)	(74,298)
Balance, March 31, 2020	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$429,423	$(6,248,626)	$(3,789,204)

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(51,874)	$(74,298)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,757	12,757
Loan acquisition costs	(212,750)	–
Amortization of debt discount	42,469	35,211
Derivative liability	30,944	(54,713)
Changes in operating assets and liabilities:
Accounts payable	(12,082)	45,916
Accrued liabilities	31,363	34,573
Net cash used by operating activities	(161,173)	(554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in demo box	(1,200)	–
Net Cash Used by Investing Activities	(1,200)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	212,750	–
Payments on convertible notes	–	–
Net Cash Provided by Financing Activities	212,750	–

NET INCREASE (DECREASE) IN CASH	50,377	(554)
CASH, beginning of period	337	1,210
CASH, end of period	$50,714	$656

Noncash investing and financing activities for the quarter ending March 31:
Stock issued for convertible notes payable and accrued interest	$249,940	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2020 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2020, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 15, 2021. The consolidated balance sheet as of December 31, 2020 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2021 have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2021, the Company did not generate any revenues and reported a net loss of $51,874. As of March 31, 2021, the Company’s current liabilities exceeded its current assets by $3,031,944. As of March 31, 2021, the Company had $50,714 of cash.

The Company will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners in an effort to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations however, management cannot make any assurances that such financing will be secured.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2020 closing rate at 1.2754 US$: CAD, average rate at 1.3388 US$: CAD and for the three months ended March 31, 2021 closing rate at 1.2558 US$: CAD, average rate at 1.2691 US$.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended March 31, 2021, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three months ended March 31, 2021, there were no stock options outstanding. For the three months ended March 31, 2021, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 4,689,762,151 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on March 31, 2021, the quarterly principal repayment amounts will be US$49,750. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the three months ended March 31, 2021 and 2020, were $(17,909) and $92,648 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five (5) years from April 24, 2018.

For the three months ended March 31, 2021, and 2020, the Company recorded interest expense of $13,283 and $11,820, respectively.

As of March 31, 2021 the debenture liability totaled $1,194,000, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending March 31,
2022	$–
2023	–
2024	–
2025	–
2026 and after	1,062,503
Total	$1,062,503

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of March 31, 2021. Management determined the expected volatility of 468.68%, a risk free rate of interest of 0.07%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	3/31/2021
	$90,228	$–	$58,959	$(11,022)	$130,123
	162,150	–	74,429	(18,119)	236,600
	72,488	–	11,381	32,572	119,073
	76,657	–	8,904	(11,665)	88,838
	53,397	–	5,651	(9,032)	81,027
	53,864	–	28,566	40,122	75,193
	18,613	–	16,558	2,535	14,654
	29,250	–	–	(4,664)	23,927
	49,726	–	–	(7,929)	40,677
	41,774	–	–	(6,661)	34,172
	29,250	–	–	(4,664)	23,927
	40,000	–	10,605	30,967	55,813
	47,850	22,475	7,850	(3,043)	62,384
	42,350	33,097	7,350	59,007	59,007
	94,200	81,463	19,200	113,946	113,946
	76,200	68,771	16,200	92,463	92,463
Subtotal	969,881	205,806	265,653	30,944	1,251,824
Transaction expense	–	–	–	–	–
	$969,881	$205,806	$265,653	$30,944	$1,251,824

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

As of March 31, 2021 and 2020 respectively, there was $969,881 and $1,068,460 of convertible debt outstanding, net of debt discount of $205,806, and $4,203, As of March 31, 2021 and 2020 respectively, there was derivative liability of $1,251,824 and $1,220,789 related to convertible debt securities.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of March 31, 2021, there were 4,689,762,151 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2021, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended March 31, 2021 and 2020, the Company amortized $12,757 and $12,757, respectively. Future amortization of intangible assets is as follows:

2021	$38,271
2022	51,028
2023	51,028
2024	51,028
2025	51,028
Thereafter	138,850
$381,233

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

During the three months ended March 31, 2021 and 2020, the Company’s Chief Executive Officer advanced personal funds in the amount of $493 and $7,405 for Company expenses. As of March 31, 2021, the Company’s Chief Executive Officer is owed a total of $98.930 for advanced personal funds.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2021, and December 31, 2020, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended March 31, 2021, the Company issued no shares of preferred stock.

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 1,392,042,112 common shares issued and outstanding.

During the three months ended March 31, 2021, the Company issued the following shares of common stock:

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

NOTE 10 – STOCK OPTIONS

During the three months ended March 31, 2021, the Company did not issue any stock options and had no stock options outstanding at March 31, 2021.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

On April 15, 2021, the Company issued an aggregate of 8,065,040 shares of common stock upon the conversion of convertible debt, as issued on October 7, 2020, in the amount of $47,850 and interest of $2,153.25.

On April 26, 2021, we entered a Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “Registration Rights Agreement”) with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which we issued to FirstFire a Convertible Promissory Note in the principal amount of $825,000 (the “FirstFire Note”). The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of our Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price will become $0.005. In the event of a DTC “chill” on our shares, an additional discount of 10% will apply to the conversion price while the “chill” is in effect. Upon the issuance of the FirstFire Note, we have initially agreed to reserve 550,000,000 shares of Common Stock.

The Registration Rights Agreement provides that we shall (i) use our best efforts to file with the Securities and Exchange Commission (the “Commission”) an S-1 Registration Statement within 90 days of the date of the Registration Rights Agreement to register the shares into which the FirstFire Note is convertible; and (ii) have the Registration Statement declared effective by the Commission within 180 days after the date the Registration Statement is filed with the Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Background

DarkPulse, Inc., a Delaware corporation (the “Company”), is a technology-security company created to develop, market and distribute a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end-user customer. Our activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales focused mission since the successful completion of our BOTDA system in December 2020.

Recent Events

Financings

On January 4, 2021, we entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $42,350 with a $3,850 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of our common stock during the 20 prior trading days. We received $35,000 net cash.

On February 3, 2021, we entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $94,200 with a $15,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our common stock at a conversion price equal to 81% of the lowest two trading prices of our common stock during the 10 prior trading days. We received $75,000 net cash.

On February 18, 2021, we entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $76,200 with a $12,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our common stock at a conversion price equal to 81% of the lowest two trading prices of our common stock during the 10 prior trading days. We received $60,000 net cash .

On April 26, 2021, we entered a Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “Registration Rights Agreement”) with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which we issued to FirstFire a Convertible Promissory Note in the principal amount of $825,000 (the “FirstFire Note”). The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of our Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price will become $0.005. In the event of a DTC “chill” on our shares, an additional discount of 10% will apply to the conversion price while the “chill” is in effect. Upon the issuance of the FirstFire Note, we have initially agreed to reserve 550,000,000 shares of Common Stock.

The Registration Rights Agreement provides that we shall (i) use our best efforts to file with the Securities and Exchange Commission (the “Commission”) an S-1 Registration Statement within 90 days of the date of the Registration Rights Agreement to register the shares into which the FirstFire Note is convertible; and (ii) have the Registration Statement declared effective by the Commission within 180 days after the date the Registration Statement is filed with the Commission.

Partnerships

We have entered into a consulting agreement with the Bachner Group to assist in the successful transformation from an R&D focused company to a sales focused company, and assist us with federal contract opportunities.

We have entered into a partnership with Remote Intelligence to expand our service offerings to include “eye in the sky” drone capabilities.

We have entered into a partnership with Unleash Live to expand our service offerings to include AI enhanced image evaluation and secure private networking capabilities.

We continue to evaluate partnership and licensing opportunities it deems important to its transformation to a sales focused.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2021, the Company did not generate any revenues and reported a net loss of $51,874. As of March 31, 2021, the Company’s current liabilities exceeded its current assets by $3,031,944. As of March 31, 2021, the Company had $50,714 of cash.

The Company will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners in an effort to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations however, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for three months ended March 31, 2021, decreased by $11,838 to $29,688 from $41,526 for the three months ended March 31, 2020.

Payroll and compensation expenses for three months ended March 31, 2021, decreased by $35 to $0 from $35 for the three months ended March 31, 2020. The decrease is related to a reduction in payroll related expenses.

Amortization of patents expense for three months ended March 31, 2021, remained the same at $12,757 for the three months ended March 31, 2020.

Other Income (Expense)

Interest expense was $31,662 and $35,370 for the three months ended March 31, 2021 and 2020, respectively. This decrease is primarily related to the decrease in convertible notes payable issued.

Gain on convertible notes expense was $170,281 for the three months ended March 31, 2021. Loss on change in fair market value of derivative liabilities was $30,944 for the three months ended March 31, 2021.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $51,874 and $74,298 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

The Company requires working capital to fund the further development and commercialization of its proprietary fiber optic sensing devices, and for operating expenses. During the three months ended March 31, 2021, the Company had cash proceeds of $212,750 compared to the three months ended March 31, 2020, when the Company had no new cash proceeds.

As of March 31, 2021, we had cash of $50,714, compared to $337 as of December 31, 2020. As of March 31, 2021, our current liabilities exceeded our current assets by $3,031,944.

Cash Flows From Operating Activities

During the three months ended March 31, 2021, net cash used by operating activities was $161,171, resulting from our net loss of $51,874 and an increase in expenses related to our convertible notes payables, including loan acquisition costs of $212,750, amortization of debt discount of $42,469, increase in derivative liability of $30,944, increases in accounts payable of $12,083 and accrued liabilities of $31,363.

By comparison, during the three months ended March 31, 2020, net cash used by operating activities was $554, resulting from our net loss of $74,298 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $35,211, decrease in derivative liability of $54,713, increases in accounts payable of $45,916 and accrued liabilities of $34,573.

Cash Flows From Investing Activities

During the three months ended March 31, 2021, the Company had $1,200 net cash used in investing activities comprised on investment in our demonstration box. During the three months ended March 31, 2020, the Company had no net cash provided by or used in investing activities.

Cash Flows From Financing Activities

During the three months ended March 31, 2021, the Company had net cash provided by financing activities was $212,750, comprised of proceeds from the issuances of convertible debt. During the three months ended March 31, 2020, the Company had no net cash provided by financing activities.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Recent Accounting Pronouncements

The Company has provided a discussion of recent accounting pronouncements in Note 1 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable: the Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2021. Based on his evaluation, Mr. O’Leary concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2021, we entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $42,350 with a $3,850 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 8% per annum and may be converted into common shares of our common stock at a conversion price equal to 70% of the lowest trading price of our common stock during the 20 prior trading days. We received $35,000 net cash.

On February 3, 2021, we entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $94,200 with a $15,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our common stock at a conversion price equal to 81% of the lowest two trading prices of our common stock during the 10 prior trading days. We received $75,000 net cash.

On February 18, 2021, we entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $76,200 with a $12,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our common stock at a conversion price equal to 81% of the lowest two trading prices of our common stock during the 10 prior trading days. We received $60,000 net cash.

These notes were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuances if these notes and no general solicitation was used.

Item 6: Exhibits

SEC Ref. No.	Title of Document
10.1*	Finder's Fee Agreement dated January 8, 2021 with J.H. Darbie & Co., Inc.
10.2*	Consulting Agreement effective December 23, 2020 with Kenneth Brooks Davidson
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKPULSE, INC.

Dated: May 17, 2021	By /s/ Dennis M. O’Leary
Dennis M. O’Leary
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

