Form 10-Q
period 2021-06-30
DarkPulse, Inc.
filed 2021-08-16
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-18730

DarkPulse, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Ave of the Americas, 2nd Floor, New York, New York	10105
(Address of principal executive offices)	(Zip Code)

(800) 436-1436

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on August 11, 2021, was 4,820,046,834.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Condensed Consolidated Balance Sheets

Unaudited

	JUNE 30,	DECEMBER 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$148,562	$337
Deposits	4,000	–
TOTAL CURRENT ASSETS	152,562	337

Other assets, net	179,328	91,464
Patents, net	368,476	393,990
TOTAL ASSETS	$700,366	$485,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$371,557	$519,899
Convertible notes, net of discount $344,421 and $39,414 respectively	1,240,153	931,158
Derivative liability	893,381	1,220,877
Accrued liabilities	562,677	569,970
TOTAL CURRENT LIABILITIES	3,067,768	3,241,904

Secured debenture	1,210,155	1,176,092
TOTAL LIABILITIES	4,277,923	4,417,996

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Common stock (par value $0.0001), 20,000,000,000 shares authorized, 4,770,327,191 and 4,088,762,156 shares issued and outstanding respectively	477,033	408,876
Treasury stock, 100,000 shares	(1,000)	(1,000)
Convertible preferred stock, Series D (par value $0.01) 100,000 shares authorized, 88,235 shares issued and outstanding respectively	883	883
Paid in capital in excess of par value	2,363,848	1,805,813
Non-controlling interest in a variable interest entity and subsidiary	(12,439)	(12,439)
Accumulated other comprehensive income	281,769	315,832
Accumulated deficit	(6,687,651)	(6,450,170)
TOTAL STOCKHOLDERS' DEFICIT	(3,577,557)	(3,932,205)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$700,366	$485,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative expenses	95,165	44,710	124,853	86,271
Payroll and compensation	–	–	–	–
Legal expenses	146,619	44,185	220,972	48,297
Amortization of patents	12,757	12,757	25,514	25,514
Debt transaction expenses	109,200	–	151,950	–
TOTAL OPERATING EXPENSES	363,741	101,652	523,289	160,082

OPERATING LOSS	(363,741)	(101,652)	(523,289)	(160,082)

OTHER INCOME (EXPENSE):
Interest expense	(318,921)	(25,154)	(350,584)	(60,524)
Loss on convertible notes	138,615	(2,890)	308,896	(38,101)
Gain on the forgiveness of debt	–	1,000	–	1,000
Gain(loss) on change in fair market values of derivative liabilities	358,440	(11,544)	327,496	43,169
TOTAL OTHER INCOME (EXPENSE)	178,134	(38,588)	285,808	(54,456)

NET LOSS	(185,607)	(140,240)	(237,481)	(214,538)
Net loss attributable to noncontrolling interests in variable interest entity and subsidiary	–	–	–	–
Net loss attributable to Company stockholders	$(185,607)	$(140,240)	$(237,481)	$(214,538)

LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,740,200,371	1,511,053,102	4,599,529,434	1,451,547,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statements of Comprehensive Gain/Loss

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

NET LOSS	$(185,607)	$(140,240)	$(237,481)	$(214,538)

OTHER COMPREHENSIVE LOSS
Unrealized Gain (Loss) on Foreign Exchange	(16,154)	(39,046)	(34,063)	53,601
COMPREHENSIVE GAIN (LOSS)	$(201,761)	$(179,286)	$(271,544)	$(160,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Periods Ended June 30, 2021 and 2020

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2020	88,235	$883	4,088,762,156	$408,876	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	600,999,995	60,100	–	189,839	–	–	–	249,939
Foreign currency adjustment	–	–	–	–	–	–	–	(17,909)	–	(17,909)
Net loss	–	–	–	–	–	–	–	–	(51,874)	(51,874)
Balance, March 31, 2021	88,235	$883	4,689,762,151	$468,976	$(1,000)	$1,995,652	$(12,439)	$297,923	$(6,502,044)	$(3,752,049)
Conversion of convertible notes	–	–	20,565,040	2,057	–	124,863	–	–	–	126,920
Stock based loan acquisition cost	–	–	60,000,000	6,000	–	243,333	–	–	–	249,333
Foreign currency adjustment	–	–	–	–	–	–	–	(16,154)	–	(16,154)
Net loss	–	–	–	–	–	–	–	–	(185,607)	(185,607)
Balance, June 30, 2021	88,235	$883	4,770,327,191	$477,033	$(1,000)	$2,363,848	$(12,439)	$281,769	$(6,687,651)	$(3,577,557)

Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	92,646	–	92,646
Net loss	–	–	–	–	–	–	–	–	(74,298)	(74,298)
Balance, March 31, 2020	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$429,421	$(6,248,626)	$(3,789,204)
Conversion of convertible notes	–	–	217,142,858	2,171,429	–	(2,156,228)	–	–	–	15,201
Foreign currency adjustment	–	–	–	–	–	–	–	(39,047)	–	(39,047)
Net loss	–	–	–	–	–	–	–	–	(140,240)	(140,240)
Balance, June 30, 2020	88,235	$883	1,609,184,970	$16,091,850	$(1,000)	$(14,034,092)	$(12,439)	$390,374	$(6,388,866)	$(3,953,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(237,481)	$(214,538)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,514	25,514
Loan acquisition costs	(480,450)	–
Gain on reduction of loan default penalty	–	(9,900)
Stock based loan acquisition costs	249,333	–
Amortization of debt discount	171,554	38,101
Derivative liability	(327,496)	(43,169)
Changes in operating assets and liabilities:
Accounts payable	(148,344)	140,421
Accrued liabilities	34,759	68,749
Net cash (Used by) Provided by operating activities	(712,611)	5,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in demo box	(87,864)	(4,969)
Deposits	(4,000)	–
Net Cash Used by Investing Activities	(91,864)	(4,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,102,700	–
Payments on notes payable	(150,000)	–
Net Cash Provided by Financing Activities	952,700	–

NET INCREASE IN CASH	148,225	209
CASH, beginning of period	337	1,210
CASH, end of period	$148,562	$1,419

Noncash investing and financing activities for the quarter ending June 30:
Stock issued for convertible notes payable and accrued interest	$376,860	$15,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$23,000	$–
Taxes paid in cash	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2021, and the results of operations for three and six months and cash flows for the six months ended June 30, 2021 have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2021, the Company did not generate any revenues and reported a net loss of $237,481. As of June 30, 2021, the Company’s current liabilities exceeded its current assets by $2,915,206. As of June 30, 2021, the Company had $148,562 of cash.

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

The spot exchange rate between the Canadian Dollar and the U.S. Dollar on, December 31, 2020 closing rate at 1.2754 US$: CAD, average rate at 1.3388 US$: CAD and for the three months ended June 30, 2021 closing rate at 1.2395 US$: CAD, average rate at 1.2249 US$.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended June 30, 2021, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three and six months ended June 30, 2021, there were no stock options outstanding. For the three and six months ended June 30, 2021, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 1,970,029,676 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 - DEBENTURE

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six-year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on June 30, 2021, the quarterly principal repayment amounts will be US$49,750. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized loss for the three months ended June 30, 2021 and 2020, were $16,154 and $39,046 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018.

For the three months ended June 30, 2021, and 2020, the Company recorded interest expense of $13,463 and $12,255, respectively.

As of June 30, 2021 the debenture liability totaled $1,210,155, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending June 30,
2022	$–
2023	–
2024	–
2025	–
2026 and after	1,210,155
Total	$1,210,155

NOTE 3 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2021. Management determined the expected volatility of 425.68%, a risk-free rate of interest of 0.07%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	6/30/2021
	$90,228	$–	$58,959	$(51,635)	$78,488
	162,150	–	74,429	(84,378)	152,222
	72,488	–	11,381	(6,399)	112,674
	53,397	–	5,651	13,592	94,616
	53,864	–	28,566	(5,860)	69,333
	18,613	–	16,558	(1,142)	13,512
	40,000	–	10,605	(4,416)	51,397
	42,350	22,302	7,350	(4,887)	54,120
	94,200	57,316	19,200	(8,263)	105,683
	76,200	58,036	16,200	(5,915)	86,548
	64,200	49,073	14,200	74,788	74,788
	825,000	779,194	203,500	–	–
Subtotal	1,584,574	965,921	466,599	(235,737)	893,381
Transaction expense	–	–	–	–	–
	$1,584,574	$965,921	$466,599	$(235,737)	$893,381

On April 5, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,200 with a $10,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest two trading prices of the Company's common stock during the 10 prior trading days. The Company received $50,000 net cash.

On April 26, 2021, the Company entered a Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “Registration Rights Agreement”) with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which we issued to FirstFire a Convertible Promissory Note in the principal amount of $825,000 (the “FirstFire Note”). The SPA closed on April 30, 2021. The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of our Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price will become $0.005. In the event of a DTC “chill” on our shares, an additional discount of 10% will apply to the conversion price while the “chill” is in effect. Upon the issuance of the FirstFire Note, we have initially agreed to reserve 550,000,000 shares of Common Stock. In addition, on April 30, 2021, the Company issued 60,000,000 shares of common stock valued at $1,122,000 as compensation for loan acquisition costs, which will be amortized over the life of the note. For the three months ended June 30, 2021, the Company expensed $249,333 to interest expense.

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Securities and Exchange Commission (the “Commission”) an S-1 Registration Statement within 90 days of the date of the Registration Rights Agreement to register the shares into which the FirstFire Note is convertible; and (ii) have the Registration Statement declared effective by the Commission within 180 days after the date the Registration Statement is filed with the Commission.

On May 19, 2021, the Company entered into a Stipulation of Settlement with four note holders pursuant to which the Company agreed to pay $173,000 to the note holders.

On June 3, 2021, the Company entered into a Settlement and Mutual Release Agreement with Auctus Fund, LLC (the “Lender”). Pursuant to the Agreement, the Lender agreed to convert the Promissory Note issued on September 25, 2018 by the Company to the Lender in the principal amount of $100,000 (the “Auctus Note”) into 12,500,000 shares of the Company’s Common stock (the “Shares”) as consideration for full and complete satisfaction of and settlement of the Auctus Note, which also terminates all obligations owing under both the Auctus Note and the corresponding Securities Purchase Agreement dated September 25, 2018 between the Company and the Lender. The Lender also agreed to limit the resales of the Shares in the public market to no more than 2,500,000 shares per calendar week until all of the Shares have been sold.

As of June 30, 2021 and 2020 respectively, there was 1,584,574 and $1,072,663 of convertible debt outstanding, net of debt discount of $965,921, and $1,313, As of June 30, 2021 and 2020 respectively, there was derivative liability of $893,381 and $1,232,344 related to convertible debt securities.

NOTE 4 - STOCKHOLDERS' DEFICIT

As of June 30, 2021, there were 4,770,327,191 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

NOTE 5 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services which incorporate the Company's patents for a period of five years from April 24, 2018.

Legal Matters

Carebourn Capital, L.P.

On January 29, 2021, Carebourn Capital, L.P. (“Carebourn”) commenced suit against the Company in the 4th Judicial District (Hennepin County District Court) (Minnesota), alleging the Company breached the terms and conditions of two convertible promissory notes and accompanying securities purchase agreements Carebourn and the Company entered into on July 17, 2018 and July 24, 2018, respectively.

Also on January 29, 2021, Carebourn moved for a temporary injunction to enjoin the Company from transferring any shares of its common stock to any third parties. Following submission of briefing by both parties and oral arguments on Carebourn’s motion, on March 17, 2021, the Court denied Carebourn’s motion for a temporary injunction.

On April 14, 2021, Carebourn filed an amended complaint and asserted new claims. On May 13, 2021, the Company filed a motion to dismiss Carebourn’s amended complaint, arguing that Carebourn is conducting itself as an unregistered dealer, in violation of Section 15(a) of the Securities and Exchange Act of 1934 (the “Act”), and, pursuant to Section 29(b) of the Act, the Company is entitled to have all contracts arising under the unlawful securities transaction declared void ab initio and seek rescissionary damages for any unlawful securities transactions effected by Carebourn.

As of the date hereof, a ruling has not been issued on the foregoing motions to dismiss filed by the Company and other defendants. Furthermore, as of the date hereof, the Company and Carebourn are conducting discovery. The Company intends to defend itself against the allegations asserted in Carebourn’s amended complaint and interpose the defenses provided under the Act, including but not limited to asserting that Carebourn is an unregistered dealer acting in violation of Section 15(a) and, pursuant to Section 29(b), the Company interposing its right to rescind the unlawful securities contracts in their entirety and, furthermore, seek rescissionary damages for any unlawful securities transactions effected by Carebourn. The Company contends that its arguments are brought in good faith, particularly in light of recent SEC enforcement actions and the SEC’s ongoing investigation against Carebourn, among other parties, for violations of federal securities laws, including violations of Section 15(a) of the Act. See U.S. Securities and Exchange Commission v. Carebourn Capital, LP et al, Case No. 1:20-cv-07162 (N.D. Ill.).

Former Darkpulse Officers

On June 10, 2021, Stephen Goodman, Mark Banash, and David Singer (the “Former Officers”), all former officers and employees of the Company, commenced suit against the Company in Arizona Superior Court, Maricopa County. The complaint alleges the Company breached the rights of the Former Officers in connection with Series D preferred stock issued to the Former Officers. The Company intends to defend itself against the allegations asserted in the Former Officers’ complaint. if the case progresses the Company will file countersuits against all plaintiffs.

More Capital, LLC

On June 29, 2021, More Capital, LLC (“More”) commenced suit against the Company, et al., in the 4th Judicial District (Hennepin County District Court) (Minnesota), alleging the Company breached the terms and conditions of a convertible promissory note and accompanying securities purchase agreement More and the Company entered into on August 20, 2018.

On July 20, 2018, the Company filed a motion to dismiss More’s complaint, arguing that the claims asserted against the Company fail to state a claim upon which relief can be granted.

The Company intends to defend itself against the allegations asserted in More’s complaint and interpose the defenses provided under the Act, including but not limited to asserting that More is an unregistered dealer acting in violation of Section 15(a) of the Act and, pursuant to Section 29(b) of the Act, the Company interposing its right to rescind the unlawful securities contracts in their entirety and, furthermore, seek rescissionary damages for any unlawful securities transactions effected by More. The Company contends that its arguments are brought in good faith, particularly in light of recent SEC enforcement actions and the SEC’s ongoing investigation against More, among other parties, for violations of federal securities laws, including violations of Section 15(a) of the Act. See U.S. Securities and Exchange Commission v. Carebourn Capital, LP et al, Case No. 1:20-cv-07162 (N.D. Ill.).

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of June 30, 2021, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended June 30, 2021 and 2020, the Company amortized $12,757 and $12,757, respectively. Future amortization of intangible assets is as follows:

2021	$25,514
2022	51,028
2023	51,028
2024	51,028
2025	51,028
Thereafter	138,850
$368,476

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

During the three months ended June 30, 2021 and 2020, the Company’s Chief Executive Officer advanced personal funds in the amount of $0 and $33,820 for Company expenses. As of June 30, 2021, the Company’s Chief Executive Officer is owed a total of $98,930 for advanced personal funds.

NOTE 8 – PREFERRED STOCK

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2021, and December 31, 2020, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended June 30, 2021, the Company issued no shares of preferred stock.

NOTE 9 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,770,327,191 and 4,088,762,156 common shares issued and outstanding.

During the three months ended June 30, 2021, the Company issued the following shares of common stock:

On April 15, 2021, the Company issued an aggregate of 8,065,040 shares of common stock upon the conversion of convertible debt, as issued on October 7, 2020, in the amount of $47,850 and interest of $2,153.25.

On April 30, 2021, the Company issued 60,000,000 shares of common stock as compensation for loan acquisition costs associated with the note issued on the same date for the amount of $825,000.

On June 4, 2021, the Company issued an aggregate of 12,500,000 shares of common stock upon the conversion of convertible debt, as issued on September 25, 2018, in the amount of $76,656.83 and interest of $260.61.

NOTE 10 – STOCK OPTIONS

During the three months ended June 30, 2021, the Company did not issue any stock options and had no stock options outstanding at June 30, 2021.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

On July 12, 2021, the Company issued an aggregate of 1,784,146 shares of common stock upon the conversion of convertible debt, as issued on January 12, 2021, in the amount of $42,350.

On July 14, 2021, the Company issued an aggregate of 45,037,115 shares of common stock upon the conversion of convertible debt, as issued on October 7, 2020, in the amount of $93,864 and interest of $26,246.

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC (the “Lender”), pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “Note”). The purchase price of the Note is $1,980,000. The Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the Note at 6% per annum until the Note becomes due and payable. The Note is subject to various “Events of Default,” which are disclosed in the Note. Upon the occurrence of an “Event of Default,” the interest rate on the Note will be 18%. The Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company plans on using a portion of the proceeds of the Note to retire existing convertible debt.

On July 19, 2021, the Company issued an aggregate of 2,898,382 shares of common stock upon the conversion of convertible debt, as issued on October 7, 2020, in the amount of $10,497 and interest of $6,748.

On August 3, 2021, the Company entered into an Engagement Agreement and Terms and Conditions (the “Agreement”) with Energy & Industrial Advisory Partners, LLC ( “EIAP”). Pursuant to the Agreement, the Company has engaged EIAP to serve as an advisor to the Company in the proposed transaction for agreed target company or any of its subsidiaries and/or the whole or any part of its or their business or assets (the “Transaction”). EIAP will receive a monthly retainer of $10,000 per month payable upon receipt of an invoice. EIAP will also receive a consulting bonus fee of $350,000 payable upon completion of the Transaction. In the event of successful completion of the Transaction as a result of EIAP’s involvement, EIAP agrees to deduct the total retainer fee from the consulting bonus fee. The Agreement may be terminated, with or without cause, by either party upon ten days’ written prior notice thereof to the other party. If (a) during the term of the Agreement, or (b) within two years following the date of the Agreement’s termination by the Company (provided that such two-year period shall be extended by the same period of time that the Company takes to settle in full all fees, expenses and/or outlays due or to become due to EIAP as at the date of the Agreement’s termination), the Company completes a transaction with the target company or a similar transaction to the Transaction, then the Company shall pay the consulting bonus fee at the completion of the transaction.

On August 9, 2021, the Company entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited (the “Sellers”), pursuant to which the Company purchased from the Sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”) for £1.00 and also a commitment to enter into the Subscription (as defined below). As of August 9, 2021, the Company owns all of the equity interests of Optilan.

On August 9, 2021, the Company entered into a Subscription Agreement (the “Subscription”) with Optilan, pursuant to which the Company agreed to purchase an aggregate of 4,000,000 Ordinary Shares of Optilan (the “Shares”) for an aggregate purchase price of £4,000,000.

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

The following discussions are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Background

DarkPulse, Inc., a Delaware corporation (the “Company”), is a technology-security company created to develop, market, and distribute a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end-user customer. Our activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system in December 2020.

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

On April 5, 2021, the Company entered into a securities purchase agreement with Geneva Roth issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,200 with a $10,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest 2 trading prices of the Company's common stock during the 10 prior trading days. The Company received $50,000 net cash.

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

The Registration Rights Agreement provides that we shall (i) use our best efforts to file with the Commission an S-1 Registration Statement within 90 days of the date of the Registration Rights Agreement to register the shares into which the FirstFire Note is convertible; and (ii) have the Registration Statement declared effective by the Commission within 180 days after the date the Registration Statement is filed with the Commission.

On July 14, 2021, the Company entered a Securities Purchase Agreement with GS Capital Partners, LLC (the “Lender”), pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “Note”). The purchase price of the Note is $1,980,000. The Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the Note at 6% per annum until the Note becomes due and payable. The Note is subject to various “Events of Default,” which are disclosed in the Note. Upon the occurrence of an “Event of Default,” the interest rate on the Note will be 18%. The Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company plans on using a portion of the proceeds of the Note to retire existing convertible debt.

Partnerships

We have entered into a consulting agreement with the Bachner Group to assist in the successful transformation from an R&D focused company to a sales-focused company, and assist us with federal contract opportunities.

We have entered into a partnership with Remote Intelligence to expand our service offerings to include “eye in the sky” drone capabilities.

We have entered into a partnership with Unleash Live to expand our service offerings to include AI enhanced image evaluation and secure private networking capabilities.

We continue to evaluate partnership and licensing opportunities we deem important to our transformation to a sales-focused company.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2021, the Company did not generate any revenues and reported a net loss of $237,481. As of June 30, 2021, the Company’s current liabilities exceeded its current assets by $2,915,206. As of June 30, 2021, the Company had $148,562 of cash.

We will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners in an effort to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations; however, management cannot make any assurances that such financing will be secured.

Results of Operations

Revenues

To date, the Company has not generated any operating revenues.

Operating Expenses

General and administrative expenses for three months ended June 30, 2021 increased by $50,455 to $95,165 from $44,710 for the three months ended June 30, 2020.

General and administrative expenses for six months ended June 30, 2021 increased by $38,582 to $124,853 from $86,271 for the six months ended June 30, 2020.

Legal expenses for three months ended June 30, 2021, increased by $102,434 to $146,619 from $44,185 for the three months ended June 30, 2020. The increase is related to legal expenses associated with the increase in litigation.

Legal expenses for six months ended June 30, 2021, increased by $172,675 to $220,972 from $48,297 for the six months ended June 30, 2020. The increase is related to legal expenses associated with the increase in litigation.

Amortization of patents expense for three months ended June 30, 2021, remained the same at $12,757 for the three months ended June 30, 2020.

Other Income (Expense)

Interest expense was $318,921 and $25,154 for the three months ended June 30, 2021 and 2020, respectively. This $293,767 increase is primarily related to the increase in non-cash expenses related to notes payable issued in 2021.

Interest expense was $350,584 and $60,524 for the six months ended June 30, 2021 and 2020, respectively. This $290,060 increase is primarily related to the increase in non-cash expenses related to notes payable issued in 2021

Gain on convertible notes expense was $138,615 for the three months ended June 30, 2021.

The gain on the change in fair market value of derivative liabilities was $358,440 for the three months ended June 30, 2021.

Gain on convertible notes expense was $308,896 for the six months ended June 30, 2021. The gain on the change in fair market value of derivative liabilities was $327,496 for the six months ended June 30, 2021.

Provision for Income Taxes

The provision for income taxes was $0 and $0 for the three months ended June 30, 2021 and 2020, respectively.

Net Income (Loss)

As a result of the above, we reported a net loss of $185,607 for the three months ended June 30, 2021 compared to a net loss of $140,240 for the three months ended June 30, 2020.

Additionally, as a result of the above, we reported a net loss of $237,481 for the six months ended June 30, 2021 compared to a net loss of $214,538 for the six months ended June 30, 2020.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three months ended June 30, 2021, we had $889,200 in new cash proceeds compared to the three months ended June 30, 2020, when we had no new cash proceeds.

As of June 30, 2021, we had cash of $148,562, compared to $337 as of December 31, 2020. As of June 30, 2021, our current liabilities exceeded our current assets by $2,915,206.

Cash Flows from Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities was $712,611, resulting from our net loss of $237,481 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $171,554, decrease in derivative liability of $327,496, decrease in accounts payable of $148,344 and an increase in accrued liabilities of $34,759.

By comparison, during the six months ended June 30, 2020, net cash provided by operating activities was $5,180, resulting from our net loss of $214,539 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $38,101, decrease in derivative liability of $43,169, increase in accounts payable of $140,423 and accrued liabilities of $68,749.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, we had net cash used in investing activities of $87,864. During the six months ended June 30, 2020, we had net cash used in investing activities of $4,969.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $952,700, comprised of proceeds from the issuance of convertible debt in the amount of $1,102,700, offset by payments on convertible debt of $150,000. During the six months ended June 30, 2020, we had no net cash provided by or used in financing activities.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in Note 1 to the Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2021. Based on his evaluation, Mr. O’Leary concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Carebourn Capital, L.P.

On January 29, 2021, Carebourn Capital, L.P. (“Carebourn”) commenced suit against the Company in the 4th Judicial District (Hennepin County District Court, Minnesota), alleging the Company breached the terms and conditions of two convertible promissory notes and accompanying securities purchase agreements Carebourn and the Company entered into on July 17, 2018 and July 24, 2018, respectively.

Also on January 29, 2021, Carebourn moved for a temporary injunction to enjoin the Company from transferring any shares of its common stock to any third parties. Following submission of briefing by both parties and oral arguments on Carebourn’s motion, on March 17, 2021, the Court denied Carebourn’s motion for a temporary injunction.

On April 14, 2021, Carebourn filed an amended complaint and asserted new claims. On May 13, 2021, the Company filed a motion to dismiss Carebourn’s amended complaint, arguing that Carebourn is conducting itself as an unregistered dealer, in violation of Section 15(a) of the Securities and Exchange Act of 1934 (the “Act”), and, pursuant to Section 29(b) of the Act, the Company is entitled to have all contracts arising under the unlawful securities transaction declared void ab initio and seek rescissionary damages for any unlawful securities transactions effected by Carebourn.

As of the date hereof, a ruling has not been issued on the foregoing motions to dismiss filed by the Company and Standard Registrar and Transfer Company, Inc., and the Company and Carebourn are conducting discovery. The Company intends to defend itself against the allegations asserted in Carebourn’s amended complaint and interpose the defenses provided under the Act, including but not limited to asserting that Carebourn is an unregistered dealer acting in violation of Section 15(a) and, pursuant to Section 29(b), the Company interposing its right to rescind the unlawful securities contracts in their entirety and, furthermore, seek rescissionary damages for any unlawful securities transactions effected by Carebourn.

Former DarkPulse Officers

On June 10, 2021, Stephen Goodman, Mark Banash, and David Singer (the “Former Officers”), all former officers and employees of the Company, commenced suit against the Company in Arizona Superior Court, Maricopa County. The complaint alleges the Company breached the rights of the Former Officers in connection with Series D preferred stock issued to the Former Officers. The Company intends to defend itself against the allegations asserted in the Former Officers’ complaint. If the case progresses, then the Company will file countersuits against all plaintiffs.

More Capital, LLC

On June 29, 2021, More Capital, LLC (“More”) commenced suit against the Company, et al., in the 4th Judicial District (Hennepin County District Court, Minnesota), alleging the Company breached the terms and conditions of a convertible promissory note and accompanying securities purchase agreement that More and the Company entered into on August 20, 2018.

On July 20, 2021, the Company filed a motion to dismiss More’s complaint, arguing that the claims asserted against the Company fail to state a claim upon which relief can be granted.

The Company intends to defend itself against the allegations asserted in More’s complaint and interpose the defenses provided under the Act, including but not limited to asserting that More is an unregistered dealer acting in violation of Section 15(a) of the Act and, pursuant to Section 29(b) of the Act, the Company interposing its right to rescind the unlawful securities contracts in their entirety and, furthermore, seek rescissionary damages for any unlawful securities transactions effected by More.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Promissory Notes

On April 5, 2021, we entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,200 with a $10,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our common stock at a conversion price equal to 81% of the lowest two trading prices of our common stock during the 10 prior trading days. We received $50,000 net cash.

On April 26, 2021, we entered the SPA and Registration Rights Agreement with FirstFire, pursuant to which we issued to FirstFire the FirstFire Note. The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of our Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price will become $0.005. In the event of a DTC “chill” on our shares, an additional discount of 10% will apply to the conversion price while the “chill” is in effect. Upon the issuance of the FirstFire Note, we have initially agreed to reserve 550,000,000 shares of Common Stock.

In addition, on April 30, 2021, we issued to FirstFire 60,000,000 shares of common stock valued at $1,122,000 as compensation for loan acquisition costs.

On June 3, 2021, we entered into a Settlement and Mutual Release Agreement with Auctus Fund, LLC (the “Auctus”). Pursuant to the Agreement, Auctus agreed to convert the Promissory Note issued on September 25, 2018 in the principal amount of $100,000 into 12,500,000 shares of our Common Stock as consideration for full and complete satisfaction of and settlement of the note, which also terminated all obligations owing under both the note and the corresponding Securities Purchase Agreement dated September 25, 2018. Auctus also agreed to limit the resales of the shares in the public market to no more than 2,500,000 shares per calendar week until all of the shares have been sold.

These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuances of these securities.

Convertible Promissory Note Conversions

On April 15, 2021, we issued an aggregate of 8,065,040 shares of common stock upon the conversion of convertible debt, as issued on October 7, 2020, in the amount of $47,850 and interest of $2,153.

On June 4, 2021, we issued an aggregate of 12,500,000 shares of common stock upon the conversion of convertible debt, as issued on September 25, 2018, in the amount of $76,657 and interest of $261.

The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Item 6. Exhibits

SEC Ref. No.	Title of Document
4.1 *	Convertible Promissory Note Issued as of April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC
10.1*	Securities Purchase Agreement dated as of April 26, 2021 with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC
10.2 *	Registration Rights Agreement dated April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC
10.3*	Heads of Terms with Remote Intelligence LLC and Unleash Live, Inc. dated May 10, 2021
10.4*	Consulting Agreement with Dr. Joseph Catalino Jr. dated May 17, 2021
10.5*	Settlement and Mutual Release Agreement with Auctus Fund, LLC dated June 3, 2021
10.6*	Letter of Intent with Remote Intelligence, Limited Liability Company dated June 8, 2021
10.7*	Letter of Intent with Wildlife Specialists, LLC dated June 8, 2021
10.8*	Teaming Agreement with Crae-Con Construction Inc. dated June 22, 2021
10.9*	Teaming Agreement with SurSafe LLC dated June 24, 2021
10.10*	Letter of Intent with TerraData Unmanned, PLLC dated June 25, 2021
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: August 16, 2021	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

