Form 10-Q
period 2021-09-30
DarkPulse, Inc.
filed 2021-11-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

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

The number of shares outstanding of the registrant’s common stock on November 12, 2021, was 4,976,669,407.

DARKPULSE, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		Audited
	September 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$2,564,492	$337
Accounts receivable, net	5,812,003	–
Inventory	1,630,051	–
Unbilled revenue	1,103,876	–
Other current assets	137,979	–
TOTAL CURRENT ASSETS	11,248,401	337

NON-CURRENT ASSETS:
Property and equipment, net	1,837,399	–
Operating lease right-of-use assets	1,476,771	–
Patents, net	355,719	393,990
Goodwill	15,536,899	–
Other assets, net	282,881	91,464
TOTAL NON-CURRENT ASSETS	19,489,673	485,454

TOTAL ASSETS	$30,738,072	$485,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,549,305	$1,089,869
Convertible notes, net of discount $111,888 and $39,414 respectively	1,091,375	931,158
Notes payable	2,000,000	–
Customer deposits	4,802,891	–
Derivative Liability	479,088	1,220,877
Contract liabilities	2,699,688	–
Operating lease liabilities - current	575,446	–
Other current liabilities	2,190,110	–
TOTAL CURRENT LIABILITIES	23,387,903	3,241,904

NON-CURRENT LIABILITIES:
Secured debenture	1,184,516	1,176,092
Operating lease liabilities - non-current	1,592,880	–
TOTAL NON-CURRENT LIABILITIES	2,777,396	1,176,092

TOTAL LIABILITIES	26,165,299	4,417,996

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, 20,000,000,000 shares authorized 4,922,968,442 and 4,088,762,156 shares issued and outstanding respectively	492,297	408,876
Treasury Stock, 100,000 shares	(1,000)	(1,000)
Convertible Preferred Stock, Series D, par value $0.01, 100,000 shares authorized, 88,235 shares issued and outstanding	883	883
Paid in capital in excess of par value	12,327,090	1,805,813
Distributions	(6,400)	–
Non-controlling interest in a variable interest entity and subsidiary	(34,113)	(12,439)
Accumulated other comprehensive income	168,496	315,832
Accumulated deficit	(8,374,480)	(6,450,170)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,572,773	(3,932,205)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,738,072	$485,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2021	2020	2021	2020

REVENUE	$3,500,970	$–	$3,500,970	$–
COST OF GOODS SOLD	2,767,239	–	2,767,239	–
GROSS PROFIT	733,731	–	733,731	–

OPERATING EXPENSES:
Selling, general and administrative	406,940	34,782	531,793	120,866
Salaries, wages and payroll taxes	1,007,453	–	1,007,453	187
Professional fees	1,680,600	–	1,901,572	48,297
Depreciation and amortization	91,222	12,757	116,736	38,271
Debt transaction expenses	33,000	–	184,950	–
TOTAL OPERATING EXPENSES	3,219,215	47,539	3,742,504	207,621

NET OPERATING LOSS	(2,485,484)	(47,539)	(3,008,773)	(207,621)

OTHER INCOME (EXPENSE):
Interest expense	(320,706)	(37,318)	(671,290)	(97,842)
Gain on settlement of debt	785,240	–	785,240	1,000
Change in fair market of derivative liabilities	(251,133)	(87,852)	76,363	(44,684)
Gain/Loss on convertible notes	432,893	(1,313)	741,789	(39,414)
Foreign currency exchange rate variance	152,361	–	152,360	–
TOTAL OTHER INCOME (EXPENSE)	798,655	(126,483)	1,084,462	(180,940)

NET LOSS	(1,686,829)	(174,022)	(1,924,311)	(388,561)
Net Loss attributable to noncontrolling interests in variable interest entity and subsidiary	15,838	–	15,838	–
Net loss attributable to Company stockholders	$(1,670,991)	$(174,022)	$(1,908,473)	$(388,561)

LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,835,935,495	2,355,108,904	4,679,197,410	1,754,933,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2021	2020	2021	2020

NET LOSS	$(1,670,991)	$(174,022)	$(1,908,473)	$(388,561)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	26,539	(39,945)	(7,524)	13,656
COMPREHENSIVE LOSS	$(1,644,452)	$(213,967)	$(1,915,997)	$(374,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Periods Ended September 30, 2021 and 2020

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par
	Shares	Amount	Shares	Amount	Stock	Value
Balance, December 31, 2020	88,235	$883	4,088,762,156	$408,876	$(1,000)	$1,805,813
Conversion of convertible notes	–	–	600,999,995	60,100	–	189,839
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2021	88,235	$883	4,689,762,151	$468,976	$(1,000)	$1,995,652
Conversion of convertible notes	–	–	20,565,040	2,057	–	124,863
Stock based loan acquisition cost	–	–	60,000,000	6,000	–	243,333
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2021	88,235	$883	4,770,327,191	$477,033	$(1,000)	$2,363,848
Conversion of convertible notes	–	–	49,719,643	4,972	–	183,679
Issuance of common stock for public offering	–	–	84,727,527	8,473	–	7,991,527
Issuance of common stock for Wildlife Specialist acquisition	–	–	7,500,000	750	–	654,380
Issuance of common stock for Remote Intelligence acquisition	–	–	7,500,000	750	–	733,975
Share-based compensation	–	–	3,194,081	319	–	399,681
Distributions	–	–	–	–	–	–
Foreign currency adjustment - NCI	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2021	88,235	$883	4,922,968,442	$492,297	$(1,000)	$12,327,090

Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)
Conversion of convertible notes	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2020	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)
Conversion of convertible notes	–	–	217,142,858	2,171,429	–	(2,156,228)
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2020	88,235	$883	1,609,184,970	$16,091,850	$(1,000)	$(14,034,092)
Conversion of convertible notes	–	–	1,785,632,186	17,856,322	–	(17,739,248)
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2020	88,235	$883	3,394,817,156	$33,948,172	$(1,000)	$(31,773,340)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Periods Ended September 30, 2021 and 2020 (continued)

		Non-Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Distributions	Subsidiary	Income	Deficit	Deficit
Balance, December 31, 2020	$–	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	–	–	249,939
Foreign currency adjustment	–	–	(17,909)	–	(17,909)
Net loss	–	–	–	(51,874)	(51,874)
Balance, March 31, 2021	$–	$(12,439)	$297,923	$(6,502,044)	$(3,752,049)
Conversion of convertible notes	–	–	–	–	126,920
Stock based loan acquisition cost	–	–	–	–	249,333
Foreign currency adjustment	–	–	(16,154)	–	(16,154)
Net loss	–	–	–	(185,607)	(185,607)
Balance, June 30, 2021	$–	$(12,439)	$281,769	$(6,687,651)	$(3,577,557)
Conversion of convertible notes	–	–	–	–	188,651
Issuance of common stock for public offering	–	–	–	–	8,000,000
Issuance of common stock for Wildlife Specialist acquisition	–	–	–	–	655,130
Issuance of common stock for Remote Intelligence acquisition	–	–	–	–	734,725
Share-based compensation	–	–	–	–	400,000
Distributions	(6,400)	–	–	–	(6,400)
Foreign currency adjustment - NCI	–	(21,674)	–	–	(21,674)
Foreign currency adjustment	–	–	(113,273)	–	(113,273)
Net loss	–	–	–	(1,686,829)	(1,686,829)
Balance, September 30, 2021	$(6,400)	$(34,113)	$168,496	$(8,374,480)	$4,572,773

Balance, December 31, 2019	$(12,439)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	–	–	–
Foreign currency adjustment	–	–	92,646	–	92,646
Net loss	–	–	–	(74,298)	(74,298)
Balance, March 31, 2020	$(12,439)	$(12,439)	$429,421	$(6,248,626)	$(3,789,204)
Conversion of convertible notes	–	–	–	–	15,201
Foreign currency adjustment	–	–	(39,047)	–	(39,047)
Net loss	–	–	–	(140,240)	(140,240)
Balance, June 30, 2020	$(12,439)	$(12,439)	$390,374	$(6,388,866)	$(3,953,290)
Conversion of convertible notes	–	–	–	–	117,074
Foreign currency adjustment	–	–	(39,945)	–	(39,945)
Net loss	–	–	–	(174,022)	(174,022)
Balance, September 30, 2020	$(12,439)	$(12,439)	$350,429	$(6,562,889)	$(4,050,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,924,311)	$(388,561)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	(785,240)	–
Stock based compensation	649,334	–
Operating lease expense	(90,946)	–
Loan acquisition costs	(480,450)	(9,900)
Derivative liability	(741,789)	44,684
Amortization of debt discount	404,087	39,414
Depreciation and amortization	116,736	38,271
Changes in operating assets and liabilities:		–
Accounts receivable	(893,366)	–
Inventory	410,836	–
Unbilled Revenue	(563,555)	–
Customer Deposits	1,634,397	–
Contract liability	(1,439,504)	–
Accounts payable and accrued expenses	(4,362,016)	280,370
Operating lease liabilities	1,398,068	–
Other current liabilities	(778,874)	–

Net Cash Used by Operating Activities	(7,446,593)	4,278

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(78,662)	–
Business acquisitions, net of cash received	(152,683)	–
Deposits	(124,000)	–
Investment in patents	(191,420)	(4,969)

Net Cash Used by Investing Activities	(546,765)	(4,969)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock from offering	8,000,000	–
Proceeds from convertible notes payable	1,102,700	–
Payments on convertible notes	(384,600)	–
Proceeds from notes payable	2,000,000	–

Net Cash Provided by Financing Activities	10,718,100	–

Net Cash Increase (Decrease)	2,724,742	(691)

Effect of exchange rate on cash	(160,587)	–

Cash, Beginning of Period	337	1,210
Cash, End of Period	$2,564,492	$519

Supplementary Cash Flow Information:
Interest paid in cash	$–	$–
Taxes paid in cash	$–	$–

Non-cash finance and investing activities for the quarter ending September 30:
Issuance of common stock for convertible notes payable and accrued interest	181,560	–
Issuance of common stock for Wildlife Specialists	750	–
Issuance of common stock for Remote Intelligence	750	–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2021, and the results of operations for three and nine months and cash flows for the nine months ended September 30, 2021 have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving Klever as the surviving parent corporation and acquiring a privately held New Brunswick corporation known as DarkPulse Technologies Inc. as its wholly owned subsidiary. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018, and the name of the Company was subsequently changed to DarkPulse, Inc. With the change of control of the Company, the Merger is being accounted for as a recapitalization in a manner similar to a reverse acquisition.

On July 20, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, changing the name of the Company to DarkPulse, Inc. The Company filed a corporate action notification with the Financial Industry Regulatory Authority (FINRA), and the Company's ticker symbol was changed to DPLS.

The Company has recently completed several acquisitions. See Note 2 – Business Acquisitions for more information.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2021, the Company reported a net loss of $1,924,311. As of September 30, 2021, the Company’s current liabilities exceeded its current assets by $12,139,502. As of September 30, 2021, the Company had $2,564,492 of cash.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond the point of origin. On March 20, 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021 beyond the results presented in these condensed consolidated financial statements and this quarterly report.

Due to the impacts of COVID-19 we have seen an increase in recruiting and labor costs as well as delays in supply chain.

Revenue Recognition

The Company’s revenues are generated primarily from the sale of our products, which consist primarily of advanced technology solutions for integrated communications and security systems. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

In accordance with ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the financial statements and related disclosures. Based on the terms and conditions of the product arrangements, the Company believes that its products and services can be accounted for separately as its products and services have value to the Company’s customers on a stand-alone basis. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as products are delivered or as services are provided over the term of the customer contract.

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At September 30, 2021 and December 31, 2020, we had contract liabilities of $2,699,688 and $0, respectively.

Cost of Product Sales and Services

Cost of sales consists primarily of materials, airtime and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third-party original equipment manufacturer costs to provide continuing support to our customers. There are certain costs which are deferred and recorded as prepaids, until such revenue is recognized. Refer to revenue recognition above as to what constitutes deferred revenue.

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

Goodwill and other intangible assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
•	Significant negative industry or economic trends.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, Optilan, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three and nine months ended September 30, 2021, closing rate at 1.3468 US$: GBP, quarterly average rate at 1.3787 US$: GBP.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the Financial Accounting Standards Board during the three months ended September 30, 2021, and through the date of filing of this report that the Company believes has had or will have a material impact on its financial position or results of operations, including the recognition of revenue, cash flow, the merger that was consummated on July 18, 2018. The Company has no lease obligations.

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

For the three and nine months ended September 30, 2021, there were no stock options outstanding. For the three and nine months ended September 30, 2021, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 1,970,029,676 common shares reserved for the potential conversion of the Company's convertible debt.

NOTE 2 – BUSINESS ACQUISITIONS

Optilan Holdco 3 Limited

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

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

Fair Value
Cash	$736,177
Accounts receivable	4,619,381
Inventory	2,040,887
Unbilled revenue	540,321
Property & equipment	1,393,274
Right of use	1,385,825
Goodwill	12,181,350
Total assets	22,891,215
Accounts payable	11,622,018
Contract deposits	3,168,493
Contract liabilities, current	4,139,193
Lease liabilities, current	141,730
Other current liabilities	2,496,725
Lease liabilities, noncurrent	628,529
Total purchase consideration	$694,527

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

Wildlife Specialists, LLC and Remote Intelligence, LLC

On August 30, 2021, we closed two separate Membership Interest Purchase Agreements (the “MPAs”) with Remote Intelligence, Limited Liability Company, a Pennsylvania limited liability company (“RI”) and Wildlife Specialists, LLC, a Pennsylvania limited liability company (“WS”) pursuant to which we agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of our Common Stock, $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. RI and WS are now subsidiaries of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

WILDLIFE SPECIALISTS	Fair Value
Cash	$33,910
Accounts receivable	161,866
Other current assets	600
Property & equipment	99,490
Goodwill	1,191,085
Total assets	1,486,951
Accounts payable	151,888
Other current liabilities	241,763
Total purchase consideration	$1,478,000

REMOTE INTELLIGENCE	Fair Value
Cash	$6,158
Accounts receivable	24,036
Property & equipment	111,636
Goodwill	1,729,800
Total assets	1,871,630
Accounts payable	141,859
Other long term liabilities	251,771
Total purchase consideration	$1,478,000

These purchase price allocations are preliminary and are pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

TJM Electronics West, Inc.

On September 8, 2021, we entered into and closed the Stock Purchase Agreement (the “TJM SPA”) with TJM Electronics West, Inc., an Arizona corporation (“TJM”), and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000, subject to adjustments as defined in the TJM SPA. TJM is now a wholly-owned subsidiary of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

Fair Value
Accounts receivable	$3,400
Property & equipment	91,051
Goodwill	355,549
Total assets	450,000
Total purchase consideration	$450,000

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

NOTE 3 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Timing of revenue recognition:
Services and products transferred at a point in time	$3,500,970	$–	$3,500,970	$–
Services and products transferred over time	138	–	328	–
Total revenue	$3,500,970	$–	$3,500,970	$–

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by products and services:
Products	$1,533,377	$–	$1,533,377	$–
Services	1,967,593	–	1,967,593	–
Total revenue	$3,500,970	$–	$3,500,970	$–

Revenue by geographic destination consisted of the following for the for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by geography:
North America	$120,336	$–	$120,336	$–
International	3,380,634	–	3,380,634	–
Total revenue	$3,500,970	$–	$3,500,970	$–

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of September 30, 2021, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2020	$–
Additions through advance billings to or payments from vendors	–
Additions through business acquisition	4,139,193
Revenue recognized from current period advance billings to or payments from vendors	–
Revenue recognized from amounts acquired through business acquisition	1,439,505
Balance at September 30, 2021	$2,699,688

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accounts receivable	$5,812,003	$–
Less: Allowance for doubtful accounts	–	–
Total accounts receivable	$5,812,003	$–

NOTE 5 – INVENTORY

Inventory consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Raw materials	$209,478	$–
Work in progress	1,401,521	–
Finished goods	19,052	–
Total inventory	1,630,051	–
Reserve	–	–
Total inventory, net	$1,630,051	$–

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Property and equipment	$1,775,332	$–
Leasehold improvements	63,180	–
	1,838,512	–
Less - accumulated depreciation	(1,113)	–
	$1,837,399	$–

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accounts payable	$8,946,714	$519,899
Accrued liabilities	602,591	569,970
Total accounts payable and accrued expenses	$9,549,305	$1,089,869

NOTE 8 – LEASES

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of September 30, 2021:

Operating leases	September 30, 2021

Assets
ROU operating lease assets	$1,476,771

Liabilities
Current portion of operating lease	$575,446
Operating lease, net of current portion	$1,592,880
Total operating lease liabilities	$2,168,326

The weighted average remaining lease term and weighted average discount rate at September 30, 2021 were as follows:

Weighted average remaining lease term (years)	September 30, 2021
Operating leases	6.61
Weighted average discount rate
Operating leases	6.00%

Operating Leases

On January 12, 2021, the Company’s new acquired subsidiary entered into an operating lease agreement to rent office space in Mumbai, India. This three-year agreement commenced January 12, 2021 with an annual rent of approximately $50,000.

On May 27, 2021, the Company’s new acquired subsidiary entered into an operating lease agreement to rent office space in Mumbai, United Kingdom. This ten-year agreement commenced May 27, 2021 with an annual rent of approximately $85,000 with the first six months rent free.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2021:

2021	82,394
2022	330,171
2023	324,910
2024	279,112
2025 and later	842,673
Total lease payments	1,859,260
Less imputed interest	(391,127)
Total lease obligations	1,468,133
Less current obligations	(330,171)
Long-term lease obligations	$1,137,962

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

Total
Balance at December 31, 2020	$–
2021 Acquisitions	15,536,899
Balance at September 30, 2021	$15,536,899

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of September 30, 2021, the Company held 3 U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended September 30, 2021 and 2020, the Company amortized $12,757 and $12,757, respectively. Future amortization of intangible assets is as follows:

2021	$12,757
2022	51,028
2023	51,028
2024	51,028
2025	51,028
Thereafter	138,850
Total	$355,719

NOTE 10 – DEBT AGREEMENTS

Secured Debenture

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six-year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on September 30, 2021, the quarterly principal repayment amounts will be US$49,750. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized loss for the three months ended September 30, 2021 and 2020, were $16,155 and $39,047 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a two percent (2%) royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018.

For the three months ended September 30, 2021, and 2020, the Company recorded interest expense of $13,168 and $12,255, respectively.

As of September 30, 2021 the debenture liability totaled $1,184,516, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending September 30,
2022	$–
2023	–
2024	–
2025	–
2026 and after	1,184,516
Total	$1,184,516

Convertible Debt Securities

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2021. Management determined the expected volatility of 359.78%, a risk-free rate of interest of 0.09%, and contractual lives of the debt varying from six months to two years. The table below details the Company's nine outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	9/30/2021
	$90,228	$–	$58,959	$30,042	$108,530
	162,150	–	74,429	42,819	195,041
	72,488	–	11,381	(25,482)	87,192
	53,397	–	5,651	13,592	94,615
	53,864	–	28,566	(69,333)	–
	18,613	–	16,558	(13,512)	–
	40,000	–	10,605	(51,397)	–
	42,350	–	7,350	54,120	–
	94,200	–	19,200	(105,683)	–
	76,200	–	16,200	(86,548)	–
	64,200	–	14,200	(74,788)	–
	825,000	733,387	203,500	–	–
Subtotal	1,584,574	733,387	466,599	(517,087)	479,088
Transaction expense	–	–	–	–	–
	$1,584,574	$733,387	$466,599	$(517,087)	$479,088

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

As of September 30, 2021 and 2020 respectively, there was 1,584,574 and $1,072,663 of convertible debt outstanding, net of debt discount of $965,921, and $1,313, As of September 30, 2021 and 2020 respectively, there was derivative liability of $893,381 and $1,232,344 related to convertible debt securities.

NOTE 11 - STOCKHOLDERS' DEFICIT

As of September 30, 2021, there were 4,922,968,442 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

Preferred Stock

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2021, and December 31, 2020, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended September 30, 2021, the Company issued no shares of preferred stock.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 4,922,968,442 and 4,088,762,156 common shares issued and outstanding.

During the three months ended September 30, 2021, the Company issued the following shares of common stock:

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

Stock Options

During the three months ended September 30, 2021, the Company did not issue any stock options and had no stock options outstanding at September 30, 2021.

Public Offerings

On August 19, 2021, we entered into the Purchase Agreement with GHS, for the offering of up to $45,000,000 worth of Common Stock. Pursuant to the Purchase Agreement, on August 19, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from the Company, 31,799,260 shares of Common Stock for total proceeds to the Company, net of discounts, of $3,300,000, at an effective price of $0.1038 per share (the “First Closing”). We received approximately $2,790,000 in net proceeds from the First Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the First Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021. On September 30, 2021, the Company paid a $275,000 placement fee to J.H. Darbie & Co, $125,000 cash and $150,000 with 1,073,730 shares of common stock.

Pursuant to the Purchase Agreement, on August 31, 2021, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 27,297,995 shares of Common Stock for total proceeds to us, net of discounts, of $3,300,000, at an effective price of $0.120888 per share (the “Second Closing”). We received approximately $2,885,000 in net proceeds from the Second Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Second Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021. On September 30, 2021, the Company paid a $262,000 placement fee to J.H. Darbie & CO, $112,000 cash and $150,000 with 1,185,771 shares of common stock.

Pursuant to the Purchase Agreement, on September 22, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 25,630,272 shares of Common Stock for total proceeds to us, net of discounts, of $2,000,000, at an effective price of $ $0.085836 per share (the “Third Closing”). We received approximately $1,915,000 in net proceeds from the Third Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Third Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021. On September 30, 2021, the Company paid a $185,000 placement fee to J.H. Darbie & CO, $85,000 cash and $100,000 with 934,580 shares of common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

During the three months ended September 30, 2021 and 2020, the Company’s Chief Executive Officer advanced personal funds in the amount of $0 and $10,582 for Company expenses. As of September 30, 2021, the Company’s Chief Executive Officer is owed a total of $23,980 for advanced personal funds.

NOTE 13 - COMMITMENTS & CONTINGENCIES

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

Former DarkPulse Officers

On September 10, 2021, Stephen Goodman, Mark Banash, and David Singer (the “Former Officers”), all former officers and employees of the Company, commenced suit against the Company in Arizona Superior Court, Maricopa County. The complaint alleges the Company breached the rights of the Former Officers in connection with Series D preferred stock issued to the Former Officers. The Company intends to defend itself against the allegations asserted in the Former Officers’ complaint. if the case progresses the Company will file countersuits against all plaintiffs.

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

NOTE 14– SUBSEQUENT EVENTS

The Company evaluated events occurring after the date of the accompanying unaudited condensed consolidated balance sheets through the date the financial statements were issued and has identified the following subsequent events that it believes require disclosure:

Effective October 1, 2021, we entered into and closed the Membership Purchase Agreement (the “TerraData MPA”) with TerraData Unmanned, PLLC, a Florida limited liability company (“TerraData”), and Justin Dee, the sole shareholder of TerraData, pursuant to which we agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of our Common Stock and $400,000, subject to adjustments as defined in the TerraData MPA, to be paid within 12 weeks of closing. TerraData is now a subsidiary of the Company.

Pursuant to the Purchase Agreement, on October 1, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 37,187,289 shares of Common Stock for total proceeds to us, net of discounts, of $3,000,000, at an effective price of $0.08874 per share (the “Fourth Closing”). We received approximately $2,850,000 in net proceeds from the Fourth Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Fourth Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

Pursuant  to the Purchase Agreement, on October 14, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 14,282,304 shares of Common Stock for total proceeds to us, net of discounts, of $1,055,000, at an effective price of $0.08125 per share (the “Fifth Closing”). We received approximately $1,002,250 in net proceeds from the Fifth Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Fifth Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company”), is a technology-security company focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end-user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system in December 2020.

Headquartered in New York, DarkPulse is a globally based technology company with presence in United Kingdom, India, Dubai, Russian Federation, Turkey, Azerbaijan, Iraq, Libya, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, O & G pipeline leak detection, physical security services, telecommunications and satellite communications services, drone and rover systems. The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges. DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse and our subsidiary companies operate in the Air, Land, Sea. Our patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure / key resources subject to vulnerability or risk. Our patented Brillouin scattering distributed fiber sensing system is best in class. The Company is able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as 8 CM DIA, detecting internal anomalies before catastrophic failure. We are developing an Intelligent Rock Bolt, to prevent causalities and fatalities in mining operations and include a real time sensor system that can detect the location & movement of personnel & equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Operating Units

Optilan

Telecommunications, Energy, Rail, Critical Network Infrastructure, Pipeline Integrity Systems, Renewables and Security. Headquartered in Coventry, United Kingdom with a 30-year pedigree, at Optilan our customers trust us to keep the integrity of their assets safe and secure, by managing the life cycle delivery risk of our solutions. By fostering a collaborative design approach to complex problems, we provide innovative solutions, custom fit to even the most demanding of sites and scale of projects. Importantly, our commitment to our safety culture remains unaverred, to ensure that everyone goes home safely every day. We orchestrate business resilience with a suite of end-to-end solutions, combined with connectivity and professional service at a global level. Today's business environment is more dynamic than ever, with continuous change and disruption accepted as the new normal. We complement our tailored, integrated expertise with a curated ecosystem of leading manufacturers, to achieve both high quality and enduring results. We are proud to foster a unique culture full of talented individuals. Our sector focus ensures that our account teams are fully accredited in their operational areas. We are committed to creating individually tailored solutions, using collaborative techniques and programming tools to deliver the networks of the future. Optilan has provided integrated solutions for leading Oil and Gas, Industrial and Energy companies around the world. As an industry leader in deploying communication networks with exceptional reliability, our reputation for delivering the highest quality products remains unsurpassed. This spans mobile, broadband, security systems and customer premise works. Our professionals have the skill to adopt and embed our expertise into existing platforms, processes, and cultures, delivering exceptional value for our clients. Beyond our operational scope, we strive to consider the impact of our global footprint and mitigate associated environmental and sustainability risks. These factors combined set Optilan apart and establish why customers continue to trust and invest in our services.

Remote Intelligence

Remote Intelligence provides Unmanned Aerial Drone and UGC (unmanned ground crawler) Services to a variety of clients; from Industrial Mapping and Ecosystem Services, to Search and Rescue, to Pipeline Security, we provide sales and consulting services for all markets. Remote Intelligence started in 2013 with a simple vision; to use the new and developing field of unmanned aerial vehicles to produce higher quality, safer and more effective products for a variety of markets. We strive to Equip, Educate and Advance the use of the most advanced Unmanned Aerial Systems and Unmanned Ground Crawlers in the United States and around the world for commercial, government and domestic use. Our top priorities as we do that are to find safe and ethical ways to use this new and exciting field of technology to make life better. Providing holistic intelligence consultation and solutions including full-service Methane Detection and Monitoring. Quick, comprehensive site mapping and aerial inspection services. We specialize in fully integrated, geo-rectified, 3D modeled mapping and AI for industrial applications, specializing in the energy and environmental industries, with AI and live streaming capabilities anywhere in the world. Also providing aerial survey, video inspection services, emergency support services, wildlife and habitat surveys, and comprehensive system design, training, and sales for both the commercial and private sectors. Integrating the latest tech solutions like artificial intelligence. Globally connected with a base of operation in Wellsboro Pennsylvania.

TerraData Unmanned

Comprised of a team with more than 30 years cumulative experience in the unmanned industry, TerraData is well equipped to provide solutions that meet your unique requirements. We custom manufacture NDAA compliant drones and unmanned ground crawlers to meet the needs of our customers. Aerial based data collection is a powerful new tool for your industry, and TerraData is prepared to be your partner. TerraData Unmanned, has successfully delivered a custom drone platform per a customer’s specifications which exceeds current industry offering by more than 30 minutes. The team has manufactured, and successfully flight tested a Quad Copter drone with 1.5KG payload capabilities that delivers more than 60 minutes of continuous flight. This cutting-edge design is a combination of proprietary software and hardware. The custom platform offers NDAA compliant autopilot, communications links, TSO Certified GPS unit and ground control station. Future designs include integrating RTK for mapping, methane detectors, and true terrain following capabilities. There are also improvements scheduled that are intended to further extend the endurance and provide over 4KG of payload capacity, not including batteries. TerraData has also announced the research, development and successful testing of an autonomous crawler soon to be released to the market with Methane and Multi Gas Detection capabilities. Working seamlessly with our partners at DarkPulse and our subsidiary companies. We can custom design, build and operate a system to meet our customers' needs 24 hours a day 365 days a year around the block or around the globe.

Wildlife Specialists

Wildlife Specialists, LLC was founded in 2007 to provide clients with comprehensive wildlife and environmental assessment, planning, and monitoring services. We currently maintain two regional offices located in north central and southeastern Pennsylvania and are available to provide services to clients nationwide and around the globe. Our staff are well-established professionals who have a wide range of experience in wildlife management, research, and monitoring at the local and statewide levels throughout the United States. In addition, we have specific expertise in providing the full range of sensitive species and habitat assessments necessary for your development projects. Wildlife Specialists’ mission is to provide consulting services that use the latest technology to produce the highest quality results compatible with our clients’ management goals and the appropriate protocols developed by state and federal wildlife management agencies. Wildlife Specialists is fully insured to industry standards and committed to the safety of our staff, our clients, and the public. We have maintained safety certification through ISNetWorld and other 3rd party certifiers. We are also officially PennDOT, GSA, Small Business and HUBZone Certified.

TJM West Electronics

TJM West Electronics is an ISO9001 and AS9100 certified electronics and electro-mechanical assembly operation. We operate out of a high tech, 20,000 Sq ft facility in Tempe, Arizona. Our assembly team is trained to IPC 610 and J-STD-001 standards, Class 2 and 3. We have been in business since 1999. Our latest website was developed to be a customer interface for rapid costing, build scheduling, open order status, and complete manufacturing history data records. Registered users can enter build and fabrication parameters for quantities of 2-20 units. Our calculator provides itemized labor, PCB fabrication cost and delivery. Registered users can also access factory floor for the updated status and delivery date of open orders, a review of configuration, quotes and full quality history database.

As a U.S. manufacturer and test of advanced electronics, cables and sub-assemblies. we specialize in advanced package and complex CCA and hardware. Certified to space and flight AS9100D, TJM has over 20 years supplying ultra-high reliability, and fully documented electronic Hardware. Per AS9100D, TJM maintains all material certifications, process and measurement reports electronically as part of a complete quality history record. Manufacturing PCB Design services on the most popular platforms including Cadence, Altium, and Mentor. Design output data integrates seamlessly to our automated manufacturing line. Test Development ICT to functional and burn-in. We develop a test plan and hardware system to deliver your 100% verified product. Low Cost, High Reliability Manufacturing is the net result of quality planning, optimizing automation technology, operational efficiency, and communication. High value, low-cost domestic solution to replace offshore manufacturing. Protect your IP and keep direct line-of sight of manufacturing with products made in the USA. TJM West Is your one stop shop.

Recent Events

Acquisitions

On August 9, 2021, we entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited (the “Sellers”), pursuant to which we purchased from the Sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”) for £1.00 and also a commitment to enter into the Subscription (as defined below). Optilan is now a wholly-owned subsidiary of the Company.

On August 9, 2021, we entered into a Subscription Agreement with Optilan (the “Subscription”), pursuant to which we agreed to purchase an aggregate of 4,000,000 Ordinary Shares of Optilan for an aggregate purchase price of £4,000,000.

On August 30, 2021, we closed two separate Membership Interest Purchase Agreements (the “MPAs”) with Remote Intelligence, Limited Liability Company, a Pennsylvania limited liability company (“RI”) and Wildlife Specialists, LLC, a Pennsylvania limited liability company (“WS”) pursuant to which we agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of our Common Stock, $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. RI and WS are now subsidiaries of the Company.

On September 8, 2021, we entered into and closed the Stock Purchase Agreement (the “TJM SPA”) with TJM Electronics West, Inc., an Arizona corporation (“TJM”), and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000, subject to adjustments as defined in the TJM SPA. TJM is now a wholly-owned subsidiary of the Company.

Effective October 1, 2021, we entered into and closed the Membership Purchase Agreement (the “TerraData MPA”) with TerraData Unmanned, PLLC, a Florida limited liability company (“TerraData”), and Justin Dee, the sole shareholder of TerraData, pursuant to which we agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of our Common Stock and $400,000, subject to adjustments as defined in the TerraData MPA, to be paid within 12 weeks of closing. TerraData is now a subsidiary of the Company.

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

On April 5, 2021, we entered into a securities purchase agreement with Geneva Roth issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,200 with a $10,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our Common Stock at a conversion price equal to 81% of the lowest two trading prices of our Common Stock during the 10 prior trading days. We received $50,000 net cash.

On April 26, 2021, we entered a Securities Purchase Agreement (the “FirstFire SPA”) and Registration Rights Agreement (the “Registration Rights Agreement”) with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which we issued to FirstFire a Convertible Promissory Note in the principal amount of $825,000 (the “FirstFire Note”). The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of our Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price will become $0.005. In the event of a DTC “chill” on our shares, an additional discount of 10% will apply to the conversion price while the “chill” is in effect. Upon the issuance of the FirstFire Note, we have initially agreed to reserve 550,000,000 shares of Common Stock.

The Registration Rights Agreement provides that we shall (i) use our best efforts to file with the Commission an S-1 Registration Statement within 90 days of the date of the Registration Rights Agreement to register the shares into which the FirstFire Note is convertible; and (ii) have the Registration Statement declared effective by the SEC within 180 days after the date the Registration Statement is filed with the SEC.

On July 14, 2021, we entered a Securities Purchase Agreement with GS Capital Partners, LLC (the “GS”), pursuant to which we issued to GS a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of our Common Stock and is not dilutive to existing or future shareholders and we plan on using a portion of the proceeds of the GS Note to retire existing convertible debt.

On August 19, 2021, we entered into the Purchase Agreement with GHS, for the offering of up to $45,000,000 worth of Common Stock. Pursuant to the Purchase Agreement, on August 19, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from the Company, 31,799,260 shares of Common Stock for total proceeds to the Company, net of discounts, of $3,300,000, at an effective price of $0.1038 per share (the “First Closing”). We received approximately $2,790,000 in net proceeds from the First Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the First Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

Pursuant to the Purchase Agreement, on August 31, 2021, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 27,297,995 shares of Common Stock for total proceeds to us, net of discounts, of $3,300,000, at an effective price of $0.120888 per share (the “Second Closing”). We received approximately $2,885,000 in net proceeds from the Second Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Second Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

Pursuant to the Purchase Agreement, on September 22, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 25,630,272 shares of Common Stock for total proceeds to us, net of discounts, of $2,000,000, at an effective price of $ $0.085836 per share (the “Third Closing”). We received approximately $1,915,000 in net proceeds from the Third Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Third Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

Pursuant to the Purchase Agreement, on October 1, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 37,187,289 shares of Common Stock for total proceeds to us, net of discounts, of $3,000,000, at an effective price of $0.08874 per share (the “Fourth Closing”). We received approximately $2,850,000 in net proceeds from the Fourth Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Fourth Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

Pursuant to the Purchase Agreement, on October 14, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 14,282,304 shares of Common Stock for total proceeds to us, net of discounts, of $1,055,000, at an effective price of $0.08125 per share (the “Fifth Closing”). We received approximately $1,002,250 in net proceeds from the Fifth Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Fifth Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

Partnerships

We have entered into a consulting agreement with the Bachner Group to assist in the successful transformation from an R&D focused company to a sales-focused company, and assist us with federal contract opportunities.

Other Events

On August 3, 2021, we entered into an Engagement Agreement and Terms and Conditions (the “EIAP Agreement”) with Energy & Industrial Advisory Partners, LLC (“EIAP”). Pursuant to the EIAP Agreement, we have engaged EIAP to serve as an advisor to us in the proposed transaction for agreed target company or any of its subsidiaries and/or the whole or any part of its or their business or assets (the “Transaction”). EIAP will receive a monthly retainer of $10,000 per month payable upon receipt of an invoice. EIAP will also receive a consulting bonus fee of $350,000 payable upon completion of the Transaction. In the event of successful completion of the Transaction as a result of EIAP’s involvement, EIAP agrees to deduct the total retainer fee from the consulting bonus fee. The EIAP Agreement may be terminated, with or without cause, by either party upon ten days’ written prior notice thereof to the other party. If (a) during the term of the EIAP Agreement, or (b) within two years following the date of the EIAP Agreement’s termination by us (provided that such two-year period shall be extended by the same period of time that we take to settle in full all fees, expenses and/or outlays due or to become due to EIAP as at the date of the EIAP Agreement’s termination), we complete a transaction with the target company or a similar transaction to the Transaction, then we will pay the consulting bonus fee at the completion of the transaction.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2021, the Company reported a net loss of $1,924,311. As of September 30, 2021, the Company’s current liabilities exceeded its current assets by $12,139,502. As of September 30, 2021, the Company had $2,564,492 of cash.

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

Results of Operations

Revenues

For the three months ended September 30, 2021, total revenues were $3,500,970 compared to $0 for the same period in 2020, an increase of $3,500,970. This increase primarily consisted of revenues of $3,380,633 from the acquisition of Optilan in August 2021and $97,283 from the acquisition of Wildlife Specialists in August 2021.

For the nine months ended September 30, 2021, total revenues were $3,500,970 compared to $0 for the same period in 2020, an increase of $3,500,970. This increase primarily consisted of revenues of $3,380,633 from the acquisition of Optilan in August 2021and $97,283 from the acquisition of Wildlife Specialists in August 2021.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2021, cost of goods sold were $2,767,229 compared to $0 for the same period in 2020, an increase of $2,767,229.

Gross profit for the three months ended September 30, 2021 was $733,731 with a gross profit margin of 21% compared to $0 for the same period in 2020 with no gross profit margin.

For the nine months ended September 30, 2021, cost of goods sold were $2,767,229 compared to $0 for the same period in 2020, an increase of $2,767,229.

Gross profit for the nine months ended September 30, 2021 was $733,731 with a gross profit margin of 21% compared to $0 for the same period in 2020 with no gross profit margin.

Operating Expenses

Selling, general and administrative expenses for three months ended September 30, 2021 increased by $372,158 to $406,940 from $34,782 of 1,070% for the three months ended September 30, 2020.

General and administrative expenses for nine months ended September 30, 2021 increased by $410,927 to $531,793 from $120,866 or 340% for the nine months ended September 30, 2020.

Payroll related expenses for three months ended September 30, 2021, increased by $1,007,453 to $1,007,453 from $0 for the three months ended September 30, 2020. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Payroll related for nine months ended September 30, 2021, increased by $1,007,266 to $1,007,453 from $187 for the nine months ended September 30, 2020. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions in the most recent three months period.

Professional fees for three months ended September 30, 2021, increased by $1,680,600 to $1,680,600 from $0 for the three months ended September 30, 2020. This increase primarily consisted of increased legal expenditures associated with the increase in litigation.

Professional fees for nine months ended September 30, 2021, increased by $1,853,275 to $1,901,572 from $48,297 for the nine months ended September 30, 2020. This increase primarily consisted of increased legal expenditures associated with the increase in litigation.

Depreciation and amortization for three months ended September 30, 2021, increased by $78,465 to $91,222 from $12,757 for the three months ended September 30, 2020. This increase is primarily due to the increase in depreciable assets we acquired from new acquisitions.

Depreciation and amortization for nine months ended September 30, 2021, increased by $78,465 to $116,736 from $38,271 for the three months ended September 30, 2020. This increase is primarily due to the increase in depreciable assets we acquired from new acquisitions.

Other Income (Expense)

For the three months ended September 30, 2021, other income $798,654 compared to other expense of $126,483 for the same period in 2020, an increase in income of $925,137. This increase primarily consisted of $785,240 of gain related to the extinguishment of debt, $434,206 of gain on convertible notes, $153,360 of gain on foreign currency exchange rate variance offset by an increase in interest expense of $283,388 due to increased borrowings and $163,281 increase in the fair value of the Company’s derivative instruments.

For the nine months ended September 30, 2021, other income $1,084,462 compared to other expense of $180,940 for the same period in 2020, an increase in income of $1,265,402. This increase primarily consisted of $785,240 of gain related to the extinguishment of debt, $781,203 of gain on convertible notes, $153,360 of gain on foreign currency exchange rate variance offset by an increase in interest expense of $573,448 due to increased borrowings and $121,047 increase in the fair value of the Company’s derivative instruments.

Net Income (Loss)

As a result of the above, we reported a net loss of $1,686,830 for the three months ended September 30, 2021 compared to a net loss of $174,022 for the three months ended September 30, 2020.

Additionally, as a result of the above, we reported a net loss of $1,924,311 for the nine months ended September 30, 2021 compared to a net loss of $388,561 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three months ended September 30, 2021, we had $11,102,700 in new cash proceeds compared to the three months ended September 30, 2020, when we had no new cash proceeds.

As of September 30, 2021, we had cash of $2,564,492, compared to $337 as of December 31, 2020. As of September 30, 2021, our current liabilities exceeded our current assets by $12,139,503.

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, net cash used by operating activities was $7,446,593, resulting from our net loss of $1,924,311 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $404,087 and loan acquisition costs of $480,450, increase in stock based compensation of $649,334, increase in inventory of $410,836 and operating lease liabilities of $1,398,068. These increases were offset by a decrease in derivative liability of $741,789, increase in accounts payable and accrued expenses of $4,362,016 and an increase from the gain on the extinguishment of debt of $785,240, increase in accounts receivable of $893,366, unbilled revenue of $563,555 and increase in contract liability of $1,439,504.

By comparison, during the nine months ended September 30, 2020, net cash provided by operating activities was $4,278, resulting from our net loss of $388,561 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $39,414, increase in derivative liability of $44,684, increase in accounts payable and accrued expenses of $280,370.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, we had net cash used in investing activities of $546,765. During the nine months ended September 30, 2020, we had net cash used in investing activities of $4,969.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $10,718,100, comprised of proceeds from the sale of common stock from offering of $8,000,000, the issuance of convertible debt in the amount of $1,102,700, the issuance of notes payable of $2,000,000 offset by payments on convertible debt of $384,600. During the nine months ended September 30, 2020, we had no net cash provided by or used in financing activities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2021. Based on his evaluation, Mr. O’Leary concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Former Officers

On September 10, 2021, Stephen Goodman, Mark Banash, and David Singer (the “Former Officers”), all former officers and employees of the Company, commenced suit against the Company in Arizona Superior Court, Maricopa County. The complaint alleges the Company breached the rights of the Former Officers in connection with Series D preferred stock issued to the Former Officers. The Company intends to defend itself against the allegations asserted in the Former Officers’ complaint. if the case progresses the Company will file countersuits against all plaintiffs.

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

The Company intends to defend itself against the allegations asserted in More’s complaint and interpose the defenses provided under the Exchange Act, including but not limited to asserting that More is an unregistered dealer acting in violation of Section 15(a) of the Exchange Act and, pursuant to Section 29(b) of the Exchange Act, the Company interposing its right to rescind the unlawful securities contracts in their entirety and, furthermore, seek rescissionary damages for any unlawful securities transactions effected by More. The Company contends that its arguments are brought in good faith, particularly in light of recent SEC enforcement actions and the SEC’s ongoing investigation against More, among other parties, for violations of federal securities laws, including violations of Section 15(a) of the Exchange Act. See U.S. Securities and Exchange Commission v. Carebourn Capital, LP et al, Case No. 1:20-cv-07162 (N.D. Ill.).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a result of the First Closing, the Second Closing, and the Third Closing, pursuant to a Finder’s Fee Agreement, on September 30, 2021, we issued to J.H. Darbie & Co., Inc. (“J.H. Darbie”), an aggregate of 3,194,081 shares of common stock.

J.H. Darbie consented to the imposition of a restrictive legend upon the shares. J.H. Darbie did not enter into the transaction us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. J.H. Darbie was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and/or Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering.

Item 6. Exhibits

SEC Ref. No.	Title of Document
4.1*	6% Redeemable Note dated July 14, 2021 issued to GS Capital Partners, LLC in the principal amount of $2,000,000
10.1*	Securities Purchase Agreement dated July 14, 2021 with GS Capital Partners, LLC
10.2*	Consulting Agreement dated effective July 22, 2021 with Rick Gibson
10.3*	Engagement Agreement and Terms and Conditions dated August 3, 2021 with Energy & Industrial Advisory Partners, LLC
10.4*	Letter of Intent dated June 8, 2021 with Remote Intelligence, Limited Liability Company
10.5*	Letter of Intent dated June 8, 2021 with Wildlife Specialists, LLC
10.6*	Share Purchase Agreement dated August 9, 2021with Optilan Guernsey Limited and Optilan Holdco 2 Limited
10.7*	Subscription Agreement August 9, 2021 with Optilan HoldCo 3 Limited
10.8*	Letter of Intent dated effective August 18, 2021 with TJM Electronics West, Inc.
10.9*	Membership Interest Purchase Agreement dated August 30, 2021 with Remote Intelligence, Limited Liability Company
10.10*	Membership Interest Purchase Agreement dated August 30, 2021 with Wildlife Specialists, LLC
10.11*	Letter of Intent dated June 25, 2021 with TerraData Unmanned, PLLC
10.12*	Amendment No. 1 to Letter of Intent with TerraData Unmanned, PLLC dated effective August 24, 2021
10.13*	Amendment No. 2 to Letter of Intent with TerraData Unmanned, PLLC dated effective September 3, 2021
10.14*	Amendment to Letter of Intent with TJM Electronics West, Inc. dated effective August 31, 2021
10.15*	Stock Purchase Agreement dated September 8, 2021 with TJM Electronics West, Inc.
10.16*	Research Agreement dated September 21, 2021 with the Arizona Board of Regents
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: November 15, 2021	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

