Form 10-K
period 2021-12-31
DarkPulse, Inc.
filed 2022-04-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18730

DarkPulse, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0472109
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Ave of the Americas, 2nd Floor New York, NY	10105
(Address of Principal Executive Offices)	(Zip Code)

(800) 436-1436

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2021 was approximately $413,587,367. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 11, 2022, was 5,379,471,416.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) for DarkPulse, Inc., a Delaware corporation (the “Company”), and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;

•	the impact of conflict between the Russian Federation and Ukraine on our operations;

•	geo--political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;

•	Our ability to raise sufficient capital and continue to fund operating expenses;

•	Our ability to get our technology to work in accordance with our technical specifications;

•	Our ability to attract customers to our products once they are developed;

•	Our ability to generate sales of our products once they are developed;

•	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively;

•	Actions or inactions of third-party contractors and vendors;

•	Our ability to successfully patent and protect our intellectual property; and

•	General economic conditions.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

ii

PART I

ITEM 1.	BUSINESS

As used in this Form 10-K, the terms “we,” “us,” “our,” and the “Company” refer to DarkPulse, Inc., a Delaware corporation, and its subsidiaries.

Corporate Overview

Organization

DarkPulse, Inc. (“DarkPulse” or the "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc ("Klever"). One of our principal wholly-owned subsidiaries, DarkPulse Technologies Inc. ("DPTI"), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. DPI is comprised of multiple security platforms: Patented BOTDA Fiber Optic sensor systems and Satellite Communications services.

In December 2010, DPTI entered into an Assignment Agreement with the University of New Brunswick, Canada (the “University”), pursuant to which the University sold, transferred, and assigned to us certain patents related to the University’s BOTDA dark-pulse technology (the "Patents") in exchange for the issuance of a debenture to the University in the amount of C$1,500,000 (Canadian dollars).  In April 2017, DPTI issued a replacement debenture to the University in the amount of US$1,491,923 (the “Debenture”).  The Patents and the Debenture were initially recorded in our accounts at $1,491,923, based upon the exchange rate between the U.S. dollar and the Canadian dollar on December 16, 2010, the date of the original debenture. In addition to the repayment of principal and interest, the Debenture requires DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years commencing on April 24, 2018, as well as to reimburse the University for its patent-related costs.

On April 27, 2018, Klever entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) involving Klever as the surviving parent corporation and acquiring DPTI as its wholly-owned subsidiary. On July 18, 2018, the parties closed the Merger Agreement, as amended on July 7, 2018, and the name of the Company was subsequently changed to “DarkPulse, Inc.” With the change of control of the Company, the Merger was accounted for as a recapitalization in a manner similar to a reverse acquisition.

On July 20, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware, changing the name of the Company to “DarkPulse, Inc.” We filed a corporate action notification with the Financial Industry Regulatory Authority (“FINRA”), and our ticker symbol was changed to “DPLS.”

Our security and monitoring systems will be delivered in applications for critical infrastructure/ key resources such as but not limited to border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. Our patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

1

Our Operating Units

Optilan

Founded in 1990, Optilan is a leading independent security and communications systems integrator worldwide. Providing specialist technologies and techniques Optilan helps to protect businesses and organizations from external threats. Telecommunications, Energy, Rail, Critical Network Infrastructure, Pipeline Integrity Systems, Renewables and Security. Headquartered in Warwick, United Kingdom with a 30-year pedigree, at Optilan our customers trust us to keep the integrity of their assets safe and secure, by managing the life cycle delivery risk of our solutions. By fostering a collaborative design approach to complex problems, we provide innovative solutions, custom fit to even the most demanding of sites and scale of projects. Importantly, our commitment to our safety culture remains unaverred, to ensure that everyone goes home safely every day. We orchestrate business resilience with a suite of end-to-end solutions, combined with connectivity and professional service at a global level. Today's business environment is more dynamic than ever, with continuous change and disruption accepted as the new normal. We complement our tailored, integrated expertise with a curated ecosystem of leading manufacturers, to achieve both high quality and enduring results. We are proud to foster a unique culture full of talented individuals. Our sector focus ensures that our account teams are fully accredited in their operational areas. We are committed to creating individually tailored solutions, using collaborative techniques and programming tools to deliver the networks of the future. Optilan has provided integrated solutions for leading Oil and Gas, Industrial and Energy companies around the world. As an industry leader in deploying communication networks with exceptional reliability, our reputation for delivering the highest quality products remains unsurpassed. This spans mobile, broadband, security systems and customer premise works. Our professionals have the skill to adopt and embed our expertise into existing platforms, processes, and cultures, delivering exceptional value for our clients. Beyond our operational scope, we strive to consider the impact of our global footprint and mitigate associated environmental and sustainability risks. These factors combined set Optilan apart and establish why customers continue to trust and invest in our services.

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

TerraData Unmanned

Comprised of a team with more than 30 years cumulative experience in the unmanned industry, TerraData custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers. TerraData has successfully delivered a custom drone platform per a customer’s specifications which exceeds current industry offering by more than 30 minutes. The team has manufactured, and successfully flight tested a Quad Copter drone with 1.5KG payload capabilities that delivers more than 60 minutes of continuous flight. This cutting-edge design is a combination of proprietary software and hardware. The custom platform offers NDAA compliant autopilot, communications links, TSO Certified GPS unit and ground control station. Future designs include integrating RTK for mapping, methane detectors, and true terrain following capabilities. There are also improvements scheduled that are intended to further extend the endurance and provide over 4KG of payload capacity, not including batteries. TerraData has also announced the research, development and successful testing of an autonomous crawler soon to be released to the market with Methane and Multi Gas Detection capabilities. Working seamlessly with its partners at DarkPulse and its subsidiary companies, TerraData can custom design, build and operate a system to meet our customers' needs 24 hours a day 365 days a year around the block or around the globe.

2

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

Acquisitions

On August 9, 2021, we entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited, pursuant to which we purchased from the sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”) for £1.00 and also a commitment to enter into a subscription agreement. Optilan is now a wholly-owned subsidiary of the Company.

On August 9, 2021, we entered into a Subscription Agreement with Optilan, pursuant to which we agreed to purchase an aggregate of 4,000,000 Ordinary Shares of Optilan for an aggregate purchase price of £4,000,000.

On August 30, 2021, we closed two separate Membership Interest Purchase Agreements with Remote Intelligence, Limited Liability Company, a Pennsylvania limited liability company (“RI”) and Wildlife Specialists, LLC, a Pennsylvania limited liability company (“WS”) pursuant to which we agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of our Common Stock, $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. RI and WS are now subsidiaries of the Company.

On September 8, 2021, we entered into and closed the Stock Purchase Agreement with TJM Electronics West, Inc., an Arizona corporation (“TJM”), and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000, subject to adjustments as defined in the Stock Purchase Agreement. TJM is now a wholly-owned subsidiary of the Company.

Effective October 1, 2021, we entered into and closed the Membership Purchase Agreement with TerraData Unmanned, PLLC, a Florida limited liability company (“TerraData”), and Justin Dee, the sole shareholder of TerraData, pursuant to which we agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of our Common Stock and $400,000, subject to adjustments as defined in the Membership Purchase Agreement, to be paid within 12 weeks of closing. TerraData is now a subsidiary of the Company.

Our Business

We offer a full suite of engineering, installation and security management solutions to industries and governments. Coupled with our patented Brillouin optical time domain analyzer (“BOTDA”) dark-pulse technology (the “DarkPulse Technology”), we provide our customers   a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end-user customer. These responses include the use of “smart” AI platformed cameras, facial recognition technologies and multiple drone platforms. Our User Interface (UI) is cloud based which offers end-users access to their systems on any device located anywhere in the world. Additional programming of the UI is being completed within a game engine that will also offer access via Virtual Reality headsets, allowing end-users to virtually inspection their assets.

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

We believe that these key advantages should allow us not only to enter existing markets, but more importantly, to open new market opportunities with new applications. We intend to leverage new applications to target clients that have been unable to make use of distributed fiber optic technology to date.

Revenue Generation

We intend to generate revenue from the following sources:

•	Hardware equipment sales, warranties, service contracts and licensing to large enterprises and governments;

•	Recurring subscription fees paid by enterprise/government users for access to our 24/7 monitoring services of their critical infrastructure;

•	Recurring subscription fees paid by enterprise/government users for access to our applications by enterprises/governments;

•	Recurring subscription fees paid by enterprise users for access to data stored in the cloud that may be integrated into large, third-party providers such as Oracle, Google Cloud; and Microsoft; among others; and

•	Recurring subscription fees paid by enterprise/government users who subscribe to bundled service offerings.

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

Our management team is continually identifying markets in which our DarkPulse Technology may be readily applied. Once these markets (as described below) have been addressed, our DarkPulse Technology may be adapted and applied to new markets.

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

Marketing

We utilize our DarkPulse Technology as the foundation of our ongoing marketing initiatives. Most notably, the greater magnitude of increased capabilities DarkPulse Technology versus existing bright-pulsing technologies. Existing bright-pulse Brillouin-based sensors have historically been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length is also a limiting factor for the use of distributed sensor systems. Because of these shortcomings, existing bright-pulse Brillouin-based technologies are unable to succeed within today’s dynamic environments, which coincides with our DarkPulse Technology’s increased capabilities over bright-pulse systems. Our marketing initiatives include daily, broad-based social media engagement, management of our website, email campaigns, national television commercials, magazine ads, and other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

Competition

The overall optical sensing market is projected to reach USD $3.47 billion by 2023 from USD $1.13 billion in 2016, at a CAGR of 15.47% between 2017 and 2023.1 We are active in the optical sensing market, including Oil & Gas pipeline health monitoring, National Border Security applications, and the mining industry. We believe that fiber sensing applications which incorporate our DarkPulse Technology may provide significant competitive advantages over structural health monitoring applications offered by the long-term leaders in the field, such as Schlumberger, Hewlett-Packard, and Yokogawa, which collectively account for a significant portion of industry sales. These companies, as well as others, have numerous differences in feature sets and functionality, but all share certain basic attributes: a bright-pulse technology as the core of their systems architecture. An architecture designed using bright-pulsing technology has limited sensing capabilities and resolutions of one meter allowing for mostly long-term quasi-static deployments.

_________________

1 Optical Sensing Market by Industry (Aerospace & Defense, Utilities, Oil & Gas, Medical, Construction, and Consumer Electronics), Application, Method, and Geography - Global Forecast to 202\3 (https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html?gclid=EAIaIQobChMIzrfanf7P4QIVA0GGCh3jlw7rEAAYASAAEgI9bvD_BwE)

However, we utilize our DarkPulse Technology allowing for multiple applications into those markets unavailable to companies using bright-pulse technology. While many of the companies using bright-pulse technology have attempted to incorporate various sensing techniques into a legacy technology, none have been able to offer the order of magnitude resolutions offered by our DarkPulse Technology. This magnitude in resolution coupled with the DarkPulse Technology’s increased data collection speeds allows our DarkPulse Technology to be installed into areas of the market that our competitors cannot. Our future financial condition and operating results depend on our ability to provide a high-quality solution as well as increased distribution of the solutions in each of the markets in which we compete or intend to compete within.

The markets for our products and services are highly competitive and we are confronted by aggressive competition. These markets are characterized by frequent product introductions and rapid technological advances. Our financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to us include price, product features, relative price and performance, product quality and reliability, marketing and distribution capability, service and support and corporate reputation.

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

Government Regulation

Government regulation is not of significant concern for our business nor is government regulation expected to become an impediment to the business in the near- or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on our business. Our management believes it currently possesses all requisite authority to conduct our business as described in this Form 10-K.

Employees

As of April 11, 2022, we had 167 full-time employee and no part-time employees.

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

As an enterprise engaged in the commercialization of new technology, our business is inherently risky.  Our common shares are considered speculative during the development of our business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related to Our Business

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

Escalating global tensions, including the conflict between Russia and Ukraine, could negatively impact us.

The ongoing conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or customers.

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

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2021 and 2020, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	Potential difficulties in completing projects associated with in-process research and development intangibles;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Use a substantial portion of our cash resources or incur debt;

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	Assume liabilities;

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions could result in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

From time to time, we have made acquisitions that resulted in charges in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions.

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

Our current operating funds are less than necessary to fulfill our operating costs and we will need to obtain additional financing in order to continue our business operations. Although we are generating revenues, we are not generating net income.

We will require additional financing to execute our business plan through raising additional capital and/or generating greater revenues.

Obtaining additional financing is subject to a number of factors, including acceptance of our DarkPulse Technology and current financial condition as well as general market conditions.

These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. If additional financing is not arranged, we will face the risk of going out of business. Our management is currently engaged in actively pursuing multiple financing options in order to obtain the capital necessary to execute our business plan.

The most likely source of future funds presently available to us is through the additional sales of equity or through convertible debt instruments. Any sales of share capital or conversion of convertible debt will most likely result in dilution to existing shareholders.

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

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

•	Designing and developing products using advanced technologies in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

•	Designing and developing products to collect, distribute and analyze various types of information.

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

We depend heavily on the continued efforts of Dennis O’Leary, Chairman, Chief Executive Officer and director. Mr. O’Leary is essential to our strategic vision and day-to-day operations and would be difficult to replace. We currently do not have an employment agreement with Mr. O’Leary, thus we cannot be certain that he will desire to continue with us for the necessary time it will to complete the product development and initial sales channel development. The departure or loss of Mr. O’Leary, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

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

We believe that material weaknesses exist in our internal control over financial reporting as of December 31, 2021, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the Securities and Exchange Commission (the “SEC”). We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC Markets under the symbol “DPLS.” In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management team, and increases our expenses. We estimate we will incur approximately $200,000 to $300,000 annually in connection with being a public company.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2022 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	The continued effects of the COVID-19 pandemic and its variants;

•	The impact of conflict between the Russian Federation and Ukraine on our operations;

•	Geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;

•	Changes in our industry;

•	Competitive pricing pressures;

•	Our ability to obtain working capital financing;

•	Additions or departures of key personnel;

•	Sales of our common stock;

•	Our ability to execute our business plan;

•	Operating results that fall below expectations;

•	Loss of any strategic relationship;

•	Regulatory developments; and

•	Economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

On January 31, 2022, we executed a lease for our national headquarters to be located at 815 Walker Street, Suite 1155, Houston, Texas 77002. We will occupy approximately 4,224 sq. ft., in the Mellie Esperson Building. The lease term is for 10 years commencing March 1, 2022.

ITEM 3.	LEGAL PROCEEDINGS

DarkPulse, Inc. v. Twitter, Inc.

On January 24, 2022, the Company filed a petition in the Supreme Court of the State of New York County of New York to compel a disclosure from Twitter, Inc. The petition sought to compel Twitter, Inc. to disclose the owner and operator of the “Investor News” Twitter account (@newsfilterio) so the Company could commence an action for damages arising from false, misleading, and untrue statements made by the Investor News.

On February 23, 2022, the Court ordered Twitter to release information concerning the owner and operator of the Investor News account to the Company. The Company will continue to pursue and expose the identities of those individuals or groups and shall take any and all legal action to pursue the violators.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On November 1, 2021, the Company filed a motion to compel Carebourn to produce certain documents and supplement its responses to certain interrogatories.

On September 27, 2021, Carebourn filed a declaratory judgment and a motion for declaratory judgment, dismissal of the Company’s claims, and summary judgment (the “Dispositive Motion”).

On February 15, 2022, the Court rendered its decision on the aforesaid motions, denying the Dispositive Motion in its entirety and granting in part, and denying in part, the Company’s motion to compel. Pursuant to the Court’s ruling in the Company’s favor on its motion to compel, the Court has awarded the Company attorneys’ costs and fees in connection with the successful portions of its motion to compel.

On January 19, 2022, the Company filed a motion for enforcement of a protective order. It is the Company’s position that Carebourn has violated a protective order that was entered into by the parties and seeks to protect confidential information exchanged during the litigation. The Court has not yet rendered a decision on this motion.

On March 24, 2022, Carebourn filed a Motion to Compel against DarkPulse, alleging that DarkPulse failed to fulfill its discovery obligations by not producing a privilege log. DarkPulse contends that Carebourn’s motion is meritless and premature.

The Company remains committed to actively litigating its claims for relief under the Exchange Act.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, the Company remains in active litigation with More Capital, LLC (“More”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On October 27, 2021, the Company served its initial discovery requests, consisting of interrogatories, requests for admission, and requests for production, on More.

On November 24, 2021, More served its responses to the Company’s initial discovery requests. After reviewing More’s responses, it is the Company’s position that More’s responses are false, misleading, untrue, and/or evasive.

On February 28, 2022, the Company filed its motion to compel More to produce certain documents and supplement or otherwise modify its responses to certain interrogatories and requests for admission. DarkPulse’s motion will be heard on April 14, 2022.

On March 9, 2022, More filed a motion for summary judgment against the Company. The Company’s opposition was filed on or before March 23, 2022, and More’s motion will be heard on April 6, 2022.

The Company remains committed to actively litigating its claims for relief under the Exchange Act.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, the Company remains in active litigation with Stephen Goodman (“Goodman”), Mark Banash (“Banash”), and David Singer (“Singer”) (Goodman, Banash, and Singer together, the “Series D Plaintiffs”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On August 20, 2021, the Company and the Series D Plaintiffs entered into a stipulation, pursuant to which the Company withdrew its motion to dismiss and the Company was provided with an extended period of time to respond to the complaint.

On September 8, 2021, the Company filed its Answer and Counterclaims, wherein the Company alleges counterclaims arising from various breaches of fiduciary duties by the Series D Plaintiffs while they were employed as officers of the Company.

On December 9, 2021, the parties participated in private mediation. No understanding of settlement was reached at the conclusion thereof.

The Company remains committed to actively litigating its claims and defenses against the Series D Plaintiffs.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman (SDNY)

On December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”) in the United States District Court for the Southern District of New York. The complaint alleges that FirstFire is an unregistered dealer acting in violation of Section 15(a) of the Exchange Act of 1934 and that the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and FirstFire pursuant to Section 29(b) of the Exchange Act. The complaint also asserts claims against Fireman for control person liability under Section 20(a) of the Exchange Act, unjust enrichment of FirstFire, and constructive trust against FirstFire.

On January 14, 2022, the Company moved for entry of a temporary restraining order and award of a preliminary injunction against FirstFire to enjoin them from selling or attempting to sell, transfer, or otherwise dispose of the 177,275,000 common shares the Company believed were in FirstFire’s possession pursuant to the conversion of a certain note.

On January 14, 2022, the Court denied the Company’s order to show cause seeking a temporary restraining order.

Following expedited briefing by the parties, on January 21, 2022, the Court denied the Company’s motion for preliminary injunction.

On March 14, 2022, the FirstFire Parties filed their letter request for a motion to dismiss the Company’s complaint. The Company responded to the FirstFire Parties’ letter on March 17, 2022. As of the filing date, the Court has not yet issued a decision on the FirstFire Parties letter request to file its motion to dismiss.

FirstFire Global Opportunities Fund, LLC v. DarkPulse, Inc. (Del. Chancery Court)

On December 13, 2021, FirstFire commenced an action against the Company in the Court of Chancery of the State of Delaware. The complaint seeks declaratory judgment of the issuance of 177,375,000 shares of Company common stock pursuant to a certain convertible promissory note.

On January 4, 2022, the Company filed a motion to dismiss FirstFire’s complaint.

On February 11, 2022, the Company filed its opening memorandum of law in support of its motion to dismiss. The Company’s memorandum argues that the issuance of the certain convertible promissory note to FirstFire was made under is void ab initio as it violates New York’s criminal usury laws, and that FirstFire improperly amended the governing law provision of the void convertible note to evade being declared void ab initio and, instead, continue to enforce the unlawful transaction.

On March 14, 2022, FirstFire filed a notice of voluntary dismissal of its complaint.

As of December 31, 2021, DarkPulse views the aforesaid FirstFire Delaware Chancery matter as fully disclosed.

DarkPulse, Inc. v. EMA Financial, LLC et al

On January 4, 2022, the Company commenced an action against EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”) in the United States District Court for the Southern District of New York. The complaint alleges that EMA is an unregistered dealer acting in violation of Section 15(a) of the Exchange Act and that the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and EMA pursuant to Section 29(b) of the Exchange Act. The complaint also asserts claims against Preston for control person liability under Section 20(a) of the Exchange Act, unjust enrichment of EMA, EMA Group, and Preston, and constructive trust against the EMA Parties.

On March 28, 2022, the Company filed its first amended complaint against the EMA Parties. The amended complaint alleges the same causes of action asserted in the initial complaint—(1) that EMA is an unregistered dealer acting in violation of Section 15(a) of the Exchange Act and, pursuant to Section 29(b) of the Exchange Act, the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and EMA, (2) that Preston is liable pursuant to Section 20(a) of the Exchange Act, and (3) unjust enrichment—along with two claims: that the EMA Parties, first, violated and, second conspired to violate the Racketeer Influenced and Corrupt Organizations (RICO) Act for engaging in the collection of an unlawful debt.

The Company remains committed to actively litigating its claims for relief under the Exchange Act.

In addition to the foregoing Legal Proceedings, the Company is also actively investigating potential legal claims, including but not limited to stock fraud, market manipulation, and/or defamation, against certain Twitter accounts, websites, and social media channels. The investigation is ongoing and should potential claims be identified, the Company will evaluate commencing formal litigation proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. To the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties are subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

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

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two completed fiscal years and the current year. The information below was provided by the OTC Markets.

2022:	High	Low
First Quarter	$0.089	$0.0252

2021:	High	Low
First Quarter	$0.0510	$0.0007
Second Quarter	$0.0969	$0.0106
Third Quarter	$0.2020	$0.0653
Fourth Quarter	$0.1400	$0.0511

2020:	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0006	$0.0001
Fourth Quarter	$0.0011	$0.0001

The number of shareholders of record of the Company's common stock as of April 11, 2022 was approximately 920. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

We have not paid any cash dividends to date and we do not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of our business.

Recent Sales of Unregistered Securities.

Equity Finance Agreement with GHS

On November 9, 2021, we entered an Equity Financing Agreement with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the Contract Period after effectiveness of the Registration Statement of the underlying shares of Common Stock.

Pursuant to the Equity Financing Agreement, on December 21, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 43,777,478 shares of Common Stock for total proceeds to us, net of discounts, of $2,548,326, at an effective price of $0.0696 per share (the “First EFA Closing”). We received approximately $2,296,469 in net proceeds from the First EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Second Closing for working capital and for general corporate purposes.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $239,832.68 in sales commissions paid to J.H. Darbie & Co., LLC pursuant to this transaction.

Equity Compensation Plan Information

As of December 31, 2021, there were no securities authorized for issuance under equity compensation plans.

Use of Proceeds

S-3 Registration Statement

On August 18, 2021, our Registration Statement on Form S-3 (File No. 333-257826) was declared effective by the SEC and the offering was commenced upon effectiveness and is still ongoing as all of the $25,000,000 of offered shares have not been sold and the offering has not been terminated.

During the quarter ended December 31, 2021, we sold a total of 51,469,593 shares of Common Stock for gross proceeds of $4,055,000. We paid $58,025  in fees to J.H. Darbie & Co., Inc. and received net proceeds of $3,996,975. The net proceeds were used to fund our recent acquisitions, to fund the CALTRANS project, and for general working capital.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company”), is a technology company focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end-user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system in December 2020.

Headquartered in New York, DarkPulse is a globally based technology company with presence in United Kingdom, India, Dubai, Russian Federation, Turkey, Azerbaijan, Iraq, Libya, Egypt, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, O & G pipeline leak detection, physical security services, telecommunications and satellite communications services, drone and rover systems, and BDaaS. The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges. DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse and our subsidiary companies operate in the Air, Land, Sea. Our patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure / key resources subject to vulnerability or risk. Our patented Brillouin scattering distributed fiber sensing system is best in class. The Company is able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as 8 CM DIA, detecting internal anomalies before catastrophic failure. We are developing an Intelligent Rock Bolt, to prevent causalities and fatalities in mining operations and include a real time sensor system that can detect the location & movement of personnel & equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Operating Units

Our operating units consist of, Optilan, a company headquartered in Coventry, United Kingdom whose focus is in telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, a company headquartered in Pennsylvania who provides unmanned aerial drone and UGC (unmanned ground crawler) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM West Electronics, a company headquartered in Arizona who is a U.S. manufacturer and test of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

Financings

On January 4, 2021, we entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $42,350 with a $3,850 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 8% per annum and may be converted into common shares of our Common Stock at a conversion price equal to 70% of the lowest trading price of our common stock during the 20 prior trading days. We received $35,000 net cash. On July 12, 2021, Geneva converted $42,350 of principal and $1,540 into 1,784,146 shares of common stock.

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

On July 14, 2021, the note was paid in full, including all accrued and unpaid interest.

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

On July 14, 2021, the note was paid in full, including all accrued and unpaid interest.

On April 5, 2021, we entered into a securities purchase agreement with Geneva Roth issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,200 with a $10,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of our Common Stock at a conversion price equal to 81% of the lowest two trading prices of our Common Stock during the 10 prior trading days. We received $50,000 net cash. On July 14, 2021, the note was paid in full, including all accrued and unpaid interest.

On April 26, 2021, we entered a Securities Purchase Agreement and Registration Rights Agreement with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which we issued to FirstFire a Convertible Promissory Note in the principal amount of $825,000 (the “FirstFire Note”). The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of our Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price would become $0.005. On November 17, 2021, FirstFire converted $825,000 of principal and $61,875 of interest into 177,375,000 shares of common stock.

See “Legal Proceedings” for additional information regarding the FirstFire Note.

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

Pursuant to the Purchase Agreement, on September 22, 2021, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 25,630,272 shares of Common Stock for total proceeds to us, net of discounts, of $2,000,000, at an effective price of $0.085836 per share (the “Third Closing”). We received approximately $1,915,000 in net proceeds from the Third Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Third Closing for working capital and for general corporate purposes. The shares were issued to GHS in a registered direct offering, pursuant to a prospectus supplement to our currently effective registration statement on Form S-3 (File No. 333-257826), which was initially filed with the SEC on July 12, 2021, and was declared effective on August 18, 2021.

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

On November 9, 2021, we entered an Equity Financing Agreement (the “Equity Financing Agreement”) and Registration Rights Agreement (the “GHS Registration Rights Agreement”) with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 24 months (the “Contract Period”) after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

The GHS Registration Rights Agreement provides that we shall (i) use our best efforts to file with the SEC a Registration Statement within 45 days of the date of the GHS Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the SEC within 30 days after the date the GHS Registration Statement is filed with the SEC, but in no event more than 90 days after the GHS Registration Statement is filed.

Pursuant to the Equity Financing Agreement, on December 21, 2021, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 43,777,478 shares of Common Stock for total proceeds to us, net of discounts, of $2,548,326, at an effective price of $0.0696 per share (the “First EFA Closing”). We received approximately $2,296,469 in net proceeds from the First EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the First EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on January 12, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 23,372,430 shares of Common Stock for total proceeds to us, net of discounts, of $1,150,000, at an effective price of $0.054124 per share (the “Second EFA Closing”). We received approximately $1,033,975 in net proceeds from the Second EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Second EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on January 21, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 33,454,988 shares of Common Stock for total proceeds to us, net of discounts, of $1,150,000, at an effective price of $0.037812 per share (the “Third EFA Closing”). We received approximately $1,033,975 in net proceeds from the Third EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Third EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on February 7, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 16,040,411 shares of Common Stock for total proceeds to us, net of discounts, of $500,000, at an effective price of $0.0342884 per share (the “Fourth EFA Closing”). We received approximately $448,975 in net proceeds from the Fourth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Fourth EFA Closing for working capital and for general corporate purposes.

On February 21, 2022, we sold 75,798,921 shares of our Common Stock at $0.032982 per share for total consideration of $2,500,000.

On March 3, 2022, we sold 16,579,569 shares of our Common Stock at $0.0301576 per share for total consideration of $500,000.

On March 14, 2022, we sold 5,617,347 shares of our Common Stock at $0.071208 per share for total consideration of $400,000.

Pursuant to the Equity Financing Agreement, on March 23, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 29,257,395 shares of Common Stock for total proceeds to us, net of discounts, of $1,500,000, at an effective price of $0.056396 per share (the “Fifth EFA Closing”). We received approximately $1,348,975 in net proceeds from the Fifth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Fifth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on April 11, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 23,746,816 shares of Common Stock for total proceeds to us, net of discounts, of $1,000,000, at an effective price of $0.04211091 per share (the “Sixth EFA Closing”). We received approximately $898,975 in net proceeds from the Sixth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Sixth EFA Closing for working capital and for general corporate purposes.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated net losses of $4,826,320 and $275,842 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company’s current liabilities exceeded its current assets by $10,120,885. As of December 31, 2021, the Company had $3,658,846 of cash.

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

Results of Operations

For the Years Ended December 31, 2021 and 2020

Revenues

For the year ended December 31, 2021, total revenues were $7,783,340 compared to $0 for the same period in 2020, an increase of $7,783,340. This increase primarily consisted of revenues of $7,247,932 from the acquisition of Optilan in August 2021, $277,747 from the acquisition of Wildlife Specialists in August 2021 and $174,266 from the acquisition of TJM Electronics in September 2021 as well as $13,078 from DarkPulse.

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2021, cost of goods sold were $6,685,210 compared to $0 for the same period in 2020, an increase of $6,685,210.

Gross profit for the year ended December 31, 2021 was $1,098,130 with a gross profit margin of 14.11% compared to $0 for the same period in 2020 with no gross profit margin.

Operating Expenses

Selling, general and administrative expenses for year ended December 31, 2021 increased by $3,769,708, or 2,526%, to $3,918,967 from $149,259 for the year ended December 31, 2020. The increase primarily consisted of an increase to the operations from our various acquisitions.

Payroll related expenses for year ended December 31, 2021, increased by $2,653,496 to $2,653,683 from $187 for the year ended December 31, 2020. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Professional fees for the year ended December 31, 2021, increased by $2,879,830 to $2,930,245 from $50,415 for the year ended December 31, 2020. This increase primarily consisted of increased legal expenditures associated with the increase in litigation as well as fees associated with the various capital raises in 2021.

Depreciation and amortization for year ended December 31, 2021, increased by $207,278 to $258,306 from $51,028 for the year ended December 31, 2020. This increase is primarily due to the increase in depreciable assets we acquired from new acquisitions.

Other Income (Expense)

For the year ended December 31, 2021, we had other income $4,021,700 compared to other expense of $17,103 for the same period in 2020, an increase in income of $4,038,803. This increase in other income increase primarily consisted of changes of $3,421,633 of gain related to the extinguishment of debt, $653,501 increase in the fair value of the Company’s derivative instruments, $11,600 of gain on foreign currency exchange rate variance, a decrease in interest expense of $4,706 due to increased borrowings offset by $31,636 loss on convertible notes.

Net Income (Loss)

As a result of the above, we reported a net loss of $4,826,320 for the year ended December 31, 2021 compared to a net loss of $275,842 for the year ended December 31, 2020.

Liquidity and Capital Resources

December 31, 2021 Compared to December 31, 2020

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the year ended December 31, 2021, we had $17,696,027 in new cash proceeds compared to year ended December 31, 2020, when we had $0 in new cash proceeds.

As of December 31, 2021, we had cash of $3,658,846, compared to $337 as of December 31, 2020. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of the Company’s restricted common stock. As of December 31, 2021, our current liabilities exceeded our current assets by $10,120,885.

Cash Flows from Operating Activities

During the year ended December 31, 2021, net cash used by operating activities was $11,715,101, resulting from our net loss of $4,826,320 and an increase in expenses related to our convertible notes payables, including amortization of debt discount of $515,975 and loan acquisition costs of $480,450, increase in stock-based compensation of $1,346,808, increase in inventory of $1,175,869 and operating lease liabilities of $2,451,692. These increases were offset by a decrease in derivative liability of $687,124, increase in accounts payable and accrued expenses of $2,041,588 and an increase from the gain on the extinguishment of debt of $3,488,860, increase in accounts receivable of $771,432, unbilled revenue of $822,031 and increase in contract liability of $922,631.

By comparison, during the year ended December 31, 2020, net cash used by operating activities was $8,192, resulting from our net loss of $275,842 partially offset by non-cash expenses totaling $14,445 and increases in accounts payable and accrued liabilities of $269,589.

Cash Flows from Investing Activities

During the year ended December 31, 2021, we had net cash used in investing activities of $1,689,153. During the year ended December 31, 2020, net cash used by investing activities was $4,969, of capitalized patents costs of $4,969.

Cash Flows from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $17,311,427, comprised of proceeds from the sale of common stock from offering of $14,593,327, the issuance of convertible debt in the amount of $1,102,700, the issuance of notes payable of $2,000,000 offset by payments on convertible debt of $384,600. During the year ended December 31, 2020, net cash used by financing activities was $4,096, comprised of proceeds from issuance of convertible notes payable of $40,000, offset by repayments of related party notes payable of $44,096.

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

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on his evaluation, Mr. O’Leary concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2021, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our company limits our ability to achieve the desired level of separation of duties to achieve effective internal controls over financial reporting. We do not have a separate CEO and CFO, to review and oversee our financial policies and procedures, which does achieve a degree of separation. However, until such time as we are able to hire a controller, we do not believe we meet the full requirement for separation.

•	We do not have an audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened through utilizing a third-party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions.

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

We have taken limited steps to meet our Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. We are not materially compliant with the Section 404 requirements due to economic constraints.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers  and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	58	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	48	Director

Carl Eckel	63	Director

Bill Bayliss	59	Chief Executive Officer of Optilan

Dennis M. O’Leary, Chairman, CEO, President, CFO. Mr. O’Leary was appointed as the Company’s Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board in April 2018. Mr. O’Leary is a serial entrepreneur with significant international experience having founded Sulu Electric Power and Light Corp (Philippines), a firm with expertise in utility scale power generation and solar energy. In 2010, Mr. O’Leary co-founded DarkPulse Technologies Inc., a wholly-owned subsidiary of the Company, which is developing specialized devices that monitor activities along national borders and provide structural health and safety monitoring of oil and gas pipelines. He holds extensive start-up experience including multiple exit strategies. Mr. O’Leary is an Ambassador for the Province of New Brunswick, Canada, and a Research Member of the NATO Science and Technology Organization. He served as a member of the Board at Arizona State University’s School of Engineering, Global Resolve as Chair of the Impact Committee. His previous employment includes the NYPD where he worked as a member of the Manhattan North Tactical Narcotics Team, which prosecuted establishments involved in the illegal distribution of narcotics. He was a member of a joint taskforce working with the DEA and USINS in the execution of warrants related to narcotics trafficking. While at the NYPD, he was assigned to the Department of Justice as a member of the FBI’s investigative team with internal designation C14. He is a licensed private pilot with turbine experience. Mr. O’Leary was appointed as a Director due to his extensive experience in the industries in which we operate. Mr. O’Leary is not, and has not been during the past five years, the director of any other public companies.

Dr. Anthony Brown, Director. Dr. Brown has served as a Director of the Company since April 2019. He is a physicist and scientist with extensive experience in the development of Brillouin scattering-based distributed fiber optic sensing. In 2010, Dr. Brown co-founded DarkPulse Technologies, Inc., a wholly-owned subsidiary of the Company. Dr. Brown has more than 25 years of research and lecturing experience gained at the University of New Brunswick (“UNB”), focusing primarily on the development of Brillouin scattering-based distributed fiber optic sensor technology. From 2001 to 2012, Dr. Brown served as an assistant professor and research associate at UNB. During Dr. Brown’s tenure at UNB, he was instrumental in developing numerous patents in the field of fiber optic sensing. From 2012 to 2015, Dr. Brown served as an Adjunct Professor at UNB. From 2013 through the present, Dr. Brown has served as a data scientist for Xplornet Communications, Inc. From 2018 through the present, Dr. Brown has served as a consultant for the Company. Dr. Brown received a Bachelor of Science degree in Physics from UNB in 1995, and a PhD in Physics from UNB in 2001. Dr. Brown was appointed as a Director due to his extensive experience in the development of Brillouin scattering-based distributed fiber optic sensing. Dr. Brown is not, and has not been during the past five years, the director of any other public companies.

Carl Eckel, Director. Mr. Eckel has served as a Director of the Company since April 2019. He is a U.S. military veteran with over 35 years of defense communications system development and support experience. Mr. Eckel’s career began in the field of telecommunications operations and continued to evolve with the rapid advancements in telecommunications technologies. While serving in the United States Air Force from 1977 to 1985, Mr. Eckel was responsible for managing leased communications accounting, planning, user requirement changes, and system upgrades and replacements for critical Air Force Satellite Control Network (“AFSCN”) Programs at Onizuka AFS, until his honorable discharge in 1985. As a private civilian, from 1985 to 1992, Mr. Eckel served as a Database Systems Administrator and Site Integrator for Ford Aerospace / Loral where he was responsible for into customer communications requirements analysis and development of training for operations and maintenance of the classified and unclassified systems supporting all Space Shuttle and satellite activities. In 1993 recognizing the government’s need for quality affordable training for operations and maintenance of complex software and hardware communications systems, Mr. Eckel started a successful training development and delivery business that provided training to Washington D.C. area clients such as the Pentagon 7th CG, the White House Communications Agency. and PACAF based in Hawaii. Mr. Eckel worked for Allied Signal/Honeywell in 1995-96 as a Group Field Engineer maintaining critical Control Center and Remote Tracking Communications Equipment around the world, and then rejoining communications systems support with Lockheed from 1997 to 1998. From 1999 to 2000, Mr. Eckel resumed support on the government side of the AFSCN serving initially in Network Security and Systems Integration. From 2000 to 2001, Mr. Eckel served as a Deputy Maintenance Manager for ITT where he was responsible for maintenance of AFSCN mission control communications systems. From 2001 to 2013, Mr. Eckel served as a Site Manager, Program Manager, and Program Director for IITC / Nortel / PEC / Avaya Government Solutions where he held a team leadership role transitioning back into program management. With this transition Mr. Eckel was a part of establishing and delivering contract performance that netted 99-100% contract satisfaction award fees. Mr. Eckel advanced to program director level managing contract team activities, including subcontractors, at multiple locations supporting programs for the Air Force, Army, and NOAA/NWS. In early 2014, Mr. Eckel transitioned into the Oil and Gas Industry as a safety professional in support of pipeline integrity work, station work, and mainline projects for clients including Enbridge, Hess, Tesoro, MarkWest, TransCanada, Kinder Morgan, and Shell. From 2014 through the present, Mr. Eckel has served as a Safety Manager for Minnesota Limited, LLC where he is responsible for safety compliance, including field safety inspections, incident and accident investigation, and reporting. Mr. Eckel received a diploma in Communications Systems from the USAF Technical School in Shepherd AFB, TX. Mr. Eckel holds numerous certifications, including OSHA 500 – Authorized OSHA 10 and 30 hour trainer, OSHA 510 HAZWOPER, CPR/AED/First aid, DOT – CSA & HAZMAT Driver Training. Mr. Eckel was appointed as a Director due to his extensive management experience within the government and the private sectors in such areas and industries where our technology systems may be advantageously utilized. Mr. Eckel is not, and has not been during the past five years, the director of any other public companies.

Bill Bayliss, CEO, Optilan. Mr. Bayliss has served as the CEO of Optilan since February 2020. Mr. Bayliss has been actively involved in leadership positions in both the public and private industrial/energy sector; including living and working in North America, Middle East and Norway. Mr. Bayliss started his career in support to the power generation and petrochemical businesses in a wide range of roles including project management, sales and commercial. He entered the oil and gas business with Brown and Root (B&R) in both London and Aberdeen. He subsequently moved to Norway with Kvaerner Engineering and returned back to UK with Kellogg B&R (KBR) fulfilling various roles including Senior Manager for the Hibernia Development in Canada, Business Manager for the Conoco Southern North Sea operations, maintenance and major project work before being promoted to KBR Global Operations and Maintenance Director. In 2004, Mr. Bayliss moved to Petrofac to set up an engineering, procurement, construction and commissioning support business that grew significantly from an initial seed corn start up investment, and within his role as Vice President, developed the business into five divisional areas with an annual turnover of circa $300 million and a support staff of 1,800. In 2009, he moved to Dubai as Chief Operating Officer of Topaz Engineering and was accountable for four business units with a circa $300 million turnover and over 4000 personnel. Mr. Bayliss joined Viking Seatech in September 2011 as Group CEO to take the business through financial and organizational restructuring and professionalization. Mr. Bayliss led the sale of this HSBC private equity backed debt leveraged business which was sold in August 2013 for £150million to USA trade buyer Actuant. At the end of 2014 Mr. Bayliss moved to work as an independent consultant helping a number of Private Equity houses including Bluewater Energy and Energy Ventures in their due diligence activities for the acquisition of various targets covering are Operational, Commercial (including financial elements), HSEQ, the supply chain, organizational structures and general management support. In mid-2016 Bill joined ICR. As Group CEO, he developed and executed a comprehensive strategy with the “end in mind” that delivered valuable change not only in terms of EBITDA but attractiveness in terms of exit multiples with the addition of new organic product lines and geographies. At its peak under Bills guidance the business nearly doubled in size. During late 2019, Mr. Bayliss decided to pursue other activities and was appointed as the CEO of Optilan. Mr. Bayliss has a Master of Science Degree in Engineering and Risk Management.

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

Audit Committee

As of December 31, 2021, we did not have a functioning Audit Committee. Our management is currently reviewing our SEC filings and relying on outside experts to assist with this process.

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

We are not aware of any common stock transactions during the year ended December 31, 2021 for which either Forms 3, 4, or 5 were required to be filed.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management,. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation for Named Executive Officers

The following table shows the executive compensation paid to our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year Ended Dec 31,	Salary	All Other Compensation	Total
Dennis O’Leary	2021	$60,000	$–	$60,000
Chairman/CEO and Director	2020	$–	$–	$–
Bill Bayliss	2021	$343,918	$68,782	$412,700
CEO, Optilan	2020	$321,655	$12,866	$334,521

Summary Compensation for Directors

The following table shows the executive compensation paid to our directors (excluding named executive officers) for the year ended December 31, 2021.

Name and Principal Position	Year Ended Dec 31,	Salary	Total
Dr. Anthony Brown, Director	2021	$–	$–
Carl Eckel, Director	2021	$60,000	$60,000

Equity Awards

As of December 31, 2021, there were no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 5,379,559,651 (5,379,471,416 common plus 88,235 preferred) shares as of April 11, 2022. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of April 11, 2022.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 1345 Avenue of the Americas, 2nd Floor, New York, NY 10105.

Name and Position	Shares of Common Stock Owned	Shares of Series D Preferred Stock Owned(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership
Dennis O’Leary, CEO and Director	–	67,647	135,294	*
Dr. Anthony Brown, Director	–	5,882	11,764	*
Carl Eckel, Director	–	–	–	–
Bill Bayliss, CEO, Optilan	–	–	–	–
Total named executive officers, executive officers, and directors (four persons)	–	73,529	147,058	*

*Less than 1%

(1)	Each share of Series D Preferred Stock is convertible, at the option of the holder, into two shares of our Common Stock.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this prospectus.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC, and related other services that were provided by Boyle CPA (“Boyle”), our previous independent registered public accounting firm, and Urish Popeck & Co., LLC (“Urish”), our current independent registered public accounting firm, in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to Boyle and Urish for professional services rendered for the years ended December 31, 2021 and 2020, respectively.

Service	2021	2020
Audit Fees	$179,750	$10,000
Audit-Related Fees	–	–
Total	$179,750	$10,000

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2021 and 2020.

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

The Board of Directors pre-approved 100% of the Company’s 2021 and 2020 audit fees, audit-related fees and all other fees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018	8-K	000-18730	2.1	5/1/18
2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018	8-K/A	000-18730	2.1	7/13/18
2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018	8-K	000-18730	2.1	8/21/18
3.1	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation	10-KSB	000-18730	3.01	6/20/97
3.2	Bylaws	10-KSB	000-18730	3.02	6/20/97
3.3	Amended Bylaws	10-KSB	000-18730	3.03	3/29/01
3.4	Certificate of Amendment to Certificate of Incorporation	8-K	000-18730	3.1	7/24/18
3.5	Certificate of Designation of Series D Preferred Stock	8-K	000-18730	3.2	7/24/18
3.6	Certificate of Amendment to Certificate of Incorporation filed February 5, 2019	10-K	000-18730	3.05	4/15/21
3.7	Certificate of Amendment to Certificate of Incorporation filed February 20, 2020	10-K	000-18730	3.06	4/15/21
3.8	Certificate of Amendment for Series D Preferred Stock filed December 23, 2021	8-K	000-18730	3.01	12/27/21
4.1 & 10.1	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.1	8/15/18
4.2 & 10.2	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.2	8/15/18
4.3 & 10.3	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.3	8/15/18
4.4 & 10.4	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.4	8/15/18
4.5 & 10.5	Convertible Promissory Note dated July 17, 2018, effective July 18, 2018	10-Q	000-18730	99.5	8/15/18
4.6 & 10.6	Convertible Promissory Note dated July 24, 2018, and effective July 27, 2018	10-Q	000-18730	99.6	8/15/18
4.7 & 10.7	Convertible Promissory Note dated August 20, 2018, effective August 24, 2018	8-K	000-18730	10.1	8/27/18
4.8 & 10.8	Convertible Promissory Note issued to EMA dated September 25, 2018, effective September 28, 2018	8-K	000-18730	10.1	10/5/18
4.9 & 10.9	Convertible Promissory Note issued to Auctus dated September 25, 2018, effective September 27, 2018	8-K	000-18730	10.2	10/5/18
4.10 & 10.10	Convertible Promissory Note issued to FirstFire dated September 24, 2018, and effective October 9, 2018	8-K	000-18730	10.1	10/15/18
4.11 & 10.11	8% Convertible Redeemable Note issued to GS Capital Partners, LLC dated January 10, 2019	8-K	000-18730	4.1	1/15/19
4.12 & 10.12	Form of Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 5, 2019	8-K	000-18730	4.1	2/14/19
4.13 & 10.13	Convertible Promissory Note issued to Geneva Roth Remark Holdings, Inc. dated September 2, 2020	10-K	000-18730	4.13	4/15/21
4.14 & 10.14	Convertible Promissory Note Issued as of April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	4.1	8/16/21
4.15 & 10.15	6% Redeemable Note dated July 14, 2021 issued to GS Capital Partners, LLC in the principal amount of $2,000,000	10-Q	000-18730	4.1	11/15/21

10.16	Securities Purchase Agreement dated July 14, 2021 with GS Capital Partners, LLC	10-Q	000-18730	10.1	11/15/21
10.17	Securities Purchase Agreement by and between DarkPulse, Inc. and GS Capital Partners, LLC dated January 10, 2019	8-K	000-18730	10.1	1/15/19
10.18	Form of Securities Purchase Agreement between DarkPulse, Inc. and Crown Bridge Partners, LLC dated February 5, 2019	8-K	000-18730	10.1	2/14/19
10.19	Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc. dated September 2, 2020	10-K	000-18730	10.03	4/15/21
10.20	Consulting Agreement effective December 23, 2020 with Faisal Farooqui	10-K	000-18730	10.04	4/15/21
10.21	Assignment Agreement with the University of New Brunswick, Canada	10-K	000-18730	10.05	4/15/21
10.22	Convertible Debenture (Secured) Issued April 24, 2017	10-K	000-18730	10.06	4/15/21
10.23	Finder’s Fee Agreement dated January 8, 2021 with J.H. Darbie & Co., Inc.	10-Q	000-18730	10.1	5/17/21
10.24	Securities Purchase Agreement dated as of April 26, 2021 with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.1	8/16/21
10.25	Registration Rights Agreement dated April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.2	8/16/21
10.26	Heads of Terms with Remote Intelligence LLC and Unleash Live, Inc. dated May 10, 2021	10-Q	000-18730	10.3	8/16/21
10.27	Consulting Agreement with Dr. Joseph Catalino Jr. dated May 17, 2021	10-Q	000-18730	10.4	8/16/21
10.28	Settlement and Mutual Release Agreement with Auctus Fund, LLC dated June 3, 2021	10-Q	000-18730	10.5	8/16/21
10.29	Letter of Intent with Remote Intelligence, Limited Liability Company dated June 8, 2021	10-Q	000-18730	10.6	8/16/21
10.30	Letter of Intent with Wildlife Specialists, LLC dated June 8, 2021	10-Q	000-18730	10.7	8/16/21
10.31	Teaming Agreement with Crae-Con Construction Inc. dated June 22, 2021	10-Q	000-18730	10.8	8/16/21
10.32	Teaming Agreement with SurSafe LLC dated June 24, 2021	10-Q	000-18730	10.9	8/16/21
10.33	Letter of Intent with TerraData Unmanned, PLLC dated June 25, 2021	10-Q	000-18730	10.10	8/16/21
10.34	Consulting Agreement dated effective July 22, 2021 with Rick Gibson	10-Q	000-18730	10.2	11/15/21
10.35	Engagement Agreement and Terms and Conditions dated August 3, 2021 with Energy & Industrial Advisory Partners, LLC	10-Q	000-18730	10.3	11/15/21
10.36	Letter of Intent dated June 8, 2021 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.4	11/15/21
10.37	Letter of Intent dated June 8, 2021 with Wildlife Specialists, LLC	10-Q	000-18730	10.5	11/15/21
10.38	Share Purchase Agreement dated August 9, 2021with Optilan Guernsey Limited and Optilan Holdco 2 Limited	10-Q	000-18730	10.6	11/15/21
10.39	Subscription Agreement August 9, 2021 with Optilan HoldCo 3 Limited	10-Q	000-18730	10.7	11/15/21
10.40	Letter of Intent dated effective August 18, 2021 with TJM Electronics West, Inc.	10-Q	000-18730	10.8	11/15/21
10.41	Membership Interest Purchase Agreement dated August 30, 2021 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.9	11/15/21
10.42	Membership Interest Purchase Agreement dated August 30, 2021 with Wildlife Specialists, LLC	10-Q	000-18730	10.10	11/15/21
10.43	Letter of Intent dated June 25, 2021 with TerraData Unmanned, PLLC	10-Q	000-18730	10.11	11/15/21
10.44	Amendment No. 1 to Letter of Intent with TerraData Unmanned, PLLC dated effective August 24, 2021	10-Q	000-18730	10.12	11/15/21
10.45	Amendment No. 2 to Letter of Intent with TerraData Unmanned, PLLC dated effective September 3, 2021	10-Q	000-18730	10.13	11/15/21
10.46	Amendment to Letter of Intent with TJM Electronics West, Inc. dated effective August 31, 2021	10-Q	000-18730	10.14	11/15/21
10.47	Stock Purchase Agreement dated September 8, 2021 with TJM Electronics West, Inc.	10-Q	000-18730	10.15	11/15/21
10.48	Research Agreement dated September 21, 2021 with the Arizona Board of Regents	10-Q	000-18730	10.16	11/15/21

10.49	Membership Purchase Agreement with TerraData Unmanned, PLLC dated effective October 1, 2021	S-1	333-261453	10.48	12/1/21
10.50	Teaming Agreement with CADG Engineering Pte Ltd dated effective October 5, 2021	S-1	333-261453	10.49	12/1/21
10.51	Equity Financing Agreement with GHS Investments LLC dated November 9, 2021	S-1	333-261453	10.50	12/1/21
10.52	Registration Rights Agreement with GHS Investments LLC dated November 9, 2021	S-1	333-261453	10.51	12/1/21
10.53	Investor Relations Agreement dated December 15, 2021 with RedChip Companies, Inc.					X
16.1	Letter from Boyle CPA Dated January 28, 2022 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/28/22
21.1	List of Subsidiaries	S-1	333-261453	21.1	12/1/21
23.1	Consent of Boyle CPA, independent registered public accounting firm	S-1	333-261453	23.1	12/1/21
23.2	Consent of Attorney	S-1/A	333-261453	23.2	12/8/21
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: April 15, 2022	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April 2022.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	April 15, 2022

/s/ Dr. Anthony Brown	Director	April 15, 2022
Dr. Anthony Brown

/s/ Carl Eckel	Director	April 15, 2022
Carl Eckel

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2021 and 2020

and for the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Of DarkPulse, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DarkPulse, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern – See also Critical Audit Matters Section Below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at December 31, 2021. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate) to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Note 6 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $533,753 at December 31, 2021.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter.

Our audit procedures related to the Company’s accounting considerations and significant estimate included the following, among others:

•	We reviewed the accounting considerations made by the Company in determining the nature of the various features;
•	We evaluated of the potential derivatives and potential bifurcation in the instruments;
•	We evaluated the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management against current accounting guidance.
•	We tested the mathematical accuracy of management’s calculations related to the estimate.

Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described further in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.
•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and include the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

The related audit effort in evaluating management’s judgments in determining revenue recognition for customer agreements required a high degree of auditor judgment.

Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

•	We gained an understanding of internal controls related to revenue recognition.
•	We evaluated management’s significant accounting policies for reasonableness.
•	We selected a sample of revenues recognized and performed the following procedures:
o	Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Business Combinations – Valuation of Intangible Assets

As described in note 4 of the Consolidated Financial Statements, the Company completed the acquisitions of 100% of Optilan Guernsey Limited and Optilan Holdco 2 Limited (Optilan) and TJM Electronics West for $694,527 and $450,000, respectively and 60% of Wildlife Specialists LLC, Remote Intelligence, LLC and TerraData Unmanned, PLLC for $1,478,000 and $1,478,000, and $600,000 respectively (collectively referred to as the “Acquisitions”) and accounted for as business combinations. The acquired intangible assets included Optilan Holdco 3, Limited tradename for valued at $4,033,638. The Company recorded the acquired intangible assets at fair value on the date of acquisition considering a discounted cash flow methodology. The methods used to estimate the fair value of acquired intangible assets involve assumptions. The assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in the Acquisitions is a critical audit matter are (1) there was a degree in significant auditor judgement and subjectivity in applying procedures to the fair value of the intangible assets acquired due to the judgment by management when developing estimates and (2) audit effort was required relating to the estimates, projections, discount rates, and weighted average cost of capital utilized by the Company. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the conclusions.

Our principal audit procedures to evaluate the valuation of intangible assets included the following:

•	We read the purchase agreements used in the underlying acquisitions and utilized by the Company to allocate the purchase price.
•	We obtained the valuation reports prepared by management’s third-party expert.
•	Utilized professionals with specialized skill and knowledge to evaluate the reasonableness of the methodology, assumptions, including the discount rate and weighted average cost of capital, as compared to their experience and publically available market data.
•	Considered the reasonableness of the overall allocation of the total purchase price.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2021.

Pittsburgh, PA

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DarkPulse, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarkPulse, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2019 through 2022

Bayville, NJ

April 15, 2021

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$3,658,846	$337
Accounts receivable, net	4,223,990	–
Inventory	865,019	–
Unbilled revenue	497,773	–
Other current assets	181,000	–
TOTAL CURRENT ASSETS	9,426,628	337

NON-CURRENT ASSETS:
Property and equipment, net	2,370,711	–
Operating lease right-of-use assets	2,038,106	–
Patents, net	342,962	393,990
Intangible assets	3,886,588	–
Goodwill	17,088,501	–
Other assets, net	282,884	91,464
TOTAL NON-CURRENT ASSETS	26,009,752	485,454

TOTAL ASSETS	$35,436,380	$485,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,844,271	$1,089,869
Convertible notes, net of discount $0 and $35,525 respectively	378,263	931,158
Notes payable	2,000,000	–
Customer deposits	2,802,809	–
Derivative liability	533,753	1,220,877
Contract liabilities	3,216,562	–
Operating lease liabilities - current	747,422	–
Other current liabilities	2,024,433	–

TOTAL CURRENT LIABILITIES	19,547,513	3,241,904

NON-CURRENT LIABILITIES:
Secured debenture	1,172,364	1,176,092
Operating lease liabilities – non-current	2,474,530	–
Other liabilities – non-current	676,331	–
TOTAL NON-CURRENT LIABILITIES	4,323,225	1,176,092

TOTAL LIABILITIES	23,870,738	4,417,996

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock - Class D (par value $0.01; 100,000 shares authorized; 88,235 issued and outstanding at December 31, 2021 and, 2020, respectively)	883	883
Common stock (par value $0.0001), 20,000,000,000 shares authorized, 5,197,821,885 and 4,088,762,151 shares issued and outstanding at December 31, 2021 and, 2020, respectively	519,782	408,876
Treasury stock, 100,000 shares at December 31, 2021 and 2020	(1,000)	(1,000)
Paid-in capital in excess of par value	20,248,703	1,805,813)
Non-controlling interest in variable interest entity and subsidiary	2,358,227	(12,439)
Accumulated other comprehensive income	(284,463)	315,832
Accumulated deficit	(11,276,490)	(6,450,170)

TOTAL STOCKHOLDERS’ DEFICIT	11,565,642	(3,932,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,436,380	$485,791

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2021	2020
REVENUES	$7,783,340	$–
COST OF GOODS SOLD	6,685,210	–
GROSS PROFIT	1,098,130	–

OPERATING EXPENSES:
Selling, general and administrative	3,918,967	149,259
Salaries, wages and payroll taxes	2,653,683	187
Professional fees	2,930,245	50,415
Depreciation and amortization	258,306	51,028
Debt transaction expenses	184,950	7,850
TOTAL OPERATING EXPENSES	9,946,150	258,739

OPERATING LOSS	(8,848,020)	(258,739)

OTHER INCOME (EXPENSE):
Interest expense	(130,359)	(135,064)
Gain (Loss) on change in fair market value of derivative liabilities	687,124	54,623
Gain (Loss) on convertible notes	(35,525)	(3,889)
Gain on forgiveness of debt	3,488,860	67,227
Foreign currency exchange rate variance	11,600	–

TOTAL OTHER INCOME (EXPENSE)	4,021,700	(17,103)

NET LOSS	(4,826,320)	(275,842)
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	133,702	–
Net loss attributable to Company stockholders	$(4,692,618)	$(275,842)
LOSS PER SHARE
Basic and Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,775,929,690	2,323,180,245

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2021	2020

NET LOSS	$(4,692,618)	$(275,842)

OTHER COMPREHENSIVE LOSS
Unrecognized Gain (Loss) on Foreign Exchange	26,539	(20,943)
COMPREHENSIVE LOSS	$(4,666,079)	$(296,785)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2019	88,235	$883	1,392,042,112	$13,920,421	$(1,000)	$(11,877,864)	$(12,439)	$336,775	$(6,174,328)	$(3,807,552)
Conversion of convertible notes	–	–	2,696,720,039	26,967,200	–	(26,794,968)	–	–	–	172,232
Change to Par Value	–	–	–	(40,478,745)		40,478,745	–	–	–	–
Closing of DarkPulse East LLC	–	–	–	–	–	(100)	–	–	–	(100)
Foreign currency adjustment	–	–	–	–	–	–	–	(20,943)	–	(20,943)
Net loss	–	–	–	–	–	–	–	–	(275,842)	(275,842)
Balance, December 31, 2020	88,235	$883	4,088,762,151	$408,876	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	908,659,678	90,866	–	1,610,853	–	–	–	1,701,719
Common stock issued for cash	–	–	179,974,598	17,997		14,575,330		–	–	14,593,327
Common stock issued for acquisitions	–	–	15,000,000	1,500		1,654,500	2,370,666	–	–	4,026,666
Stock based compensation	–	–	5,425,453	543		602,207		–	–	602,750
Foreign currency adjustment	–	–	–	–		–	–	(600,295)	–	(600,295)
Net loss	–	–	–	–		–	–	–	(4,826,320)	(4,826,320)
Balance, December 31, 2021	88,235	$883	5,197,821,885	$519,782	$(1,000)	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,826,320)	$(275,842)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	129,493	86,607
Loan acquisition costs	(480,450)	7,850
Stock based compensation	602,750	–
Gain on reduction of loan default penalty	–	(9,900)
Gain on extinguishment of debt	(3,488,860)	(67,227)
Operating lease expense	(1,346,808)	–
Amortization of debt discount	515,975	51,739
Derivative liability	(687,124)	(54,624)
Changes in operating assets and liabilities:
Accounts receivable	771,432	–
Inventory	1,175,869	–
Unbilled revenue	822,031	–
Contract liability	(922,631)	–
Customer deposits	(365,684)	–
Accounts payable and accrued expenses	(2,041,131)	269,589
Operating lease liabilities	2,451,692	–
Other current liabilities	(3,672,703)	–
Net cash used by operating activities	(11,363,470)	8,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(754,961)	–
Business acquisitions, net of cash received	(583,319)	–
Capitalized patents	(191,420)	(4,969)
Deposits	(159,453)	–
Net cash used by investing activities	(1,689,153)	(4,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	14,593,327	–
Proceeds from convertible debentures	1,102,700	40,000
Repayments of convertible debentures	(384,600)	–
Proceeds from related party notes payable	–	(44,096)
Proceeds from notes payable	2,000,000	–
Net cash provided by financing activities	17,311,427	(4,096)
NET INCREASE (DECREASE) IN CASH	4,258,804	(873)
Effect of exchange rate on cash	(600,295)	–
CASH, beginning of year	337	1,210
CASH, end of year	$3,658,846	$337
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31:
Interest	$–	$–
Income taxes	$–	$–
Non-cash finance and investing activities during the year ended December 31:
Issuance of common stock for convertible notes payable and interest	181,560	–
Issuance of common stock for Wildlife Specialists and Remote Intelligence	1,654,500	–
Non-controlling interest for Wildlife Specialists and Remote Intelligence	2,370,666	–

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2021 and 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

DarkPulse, Inc. (“DPI” or “Company”) is a technology-security company incorporated in 1989 as Klever Marketing, Inc. (“Klever”). Its’ wholly-owned subsidiary, DarkPulse Technologies Inc. (“DPTI”), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

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

Our consolidated financial statements as of December 31, 2021 and 2020 include the accounts of DarkPulse Inc. and its subsidiaries:

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

On August 30, 2021, the Company closed two separate Membership Interest Purchase Agreements with Remote Intelligence, Limited Liability Company, a Pennsylvania limited liability company (“RI”) and Wildlife Specialists, LLC, a Pennsylvania limited liability company (“WS”) pursuant to which the Company agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of the Company’s Common Stock and $1,000,000 in exchange for 60% ownership of each of RI and WS.

On September 8, 2021, the Company entered into and closed the Stock Purchase Agreement with TJM Electronics West, Inc., an Arizona corporation (“TJM”), and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000.

Effective October 1, 2021 the Company entered into and closed the Membership Purchase Agreement with TerraData Unmanned, PLLC, a Florida limited liability company (“TerraData”), and Justin Dee, the sole shareholder of TerraData, pursuant to which the Company agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of the Company’s Common Stock and $400,000.

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

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended December 31, 2021 closing rate at 1.353583 US$: GBP, average rate at 1.375671 US$:GBP and for the Optilan acquisition closing rate at 1.38138 US$: GBP.

The relevant translation rates are as follows: for the year ended December 31, 2021 closing rate at 1.2794 US$: CAD, average rate at 1.2534 US$:CAD and for the year ended December 31, 2020 closing rate at 1.2754 US$: CAD, average rate at 1.3388 US$:CAD.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this standard had no material impact on the Consolidated Financial Statements. During fiscal 2021 and 2020, the Company recorded no impairments.

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2021, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the year ended December 31, 2021, the Company had patent amortization costs on its intrusion detection technology totaling $51,028. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of activity related to the DPTI patents for the year ended December 31, 2021:

Balance at January 1, 2021	$393,990
Additions	–
Amortization	(51,028)
Balance at December 31, 2021	$342,962

The following is a summary of the DPTI patents as of December 31, 2021:

2021
Historical cost	$904,269
Accumulated amortization	(561,307)
Carrying Value	$342,962

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2022	$51,028
2023	51,028
2024	51,028
2025	51,028
2026	51,028
Thereafter	87,822
$342,962

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Plant and equipment	4-8
Leasehold Improvements	10
Motor Vehicles	3

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At December 31, 2021 and December 31, 2020, we had contract liabilities of $3,216,562 and $0, respectively.

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

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the years 2021 and 2020. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 718, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Further, ASC Topic 718, provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of $0.

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

	December 31, 2021	December 31, 2020
Convertible preferred stock	–	–
Stock Options	–	–
Stock Warrants	–	–

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Lessors—Certain Leases with Variable Lease Payments (Topic 842), Which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate (hereafter referred to as “variable payments”) as an operating lease on the commencement date of the lease if specified criteria are met. ASU 2021-05 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

In November 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, issued by the Financial Accounting Standards Board. This ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in the recognition of contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company generated net losses of $4,826,320 and $275,842 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company’s current liabilities exceeded its current assets by $10,120,885. As of December 31, 2021, the Company had $3,658,846 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements or expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2022. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – BUSINESS ACQUISITIONS

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

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at December 31, 2021:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments (1)	Fair Value
Cash	$736,177	$(6,000)	$730,177
Accounts receivable	4,619,381	–	4,619,381
Inventory	2,040,887	–	2,040,887
Property & equipment	1,393,274	–	1,393,274
Right-of-use assets	1,385,825	(694,527)	691,298
Unbilled revenue	540,321	779,483	1,319,804
Intangible assets:
Trade name	–	4,033,638	4,033,638
Goodwill	12,181,350	(1,830,489)	10,350,861
Total assets	22,891,215	2,288,105	25,179,320
Accounts payable	11,622,018	(174,846)	11,447,172
Contract deposits	3,168,493	–	3,168,493
Contract liabilities, current	4,139,193	–	4,139,193
Lease liabilities, current	141,730	–	141,730
Other current liabilities	2,496,725	3,157,478	5,654,203
Lease liabilities, noncurrent	628,529	–	628,529
Total purchase consideration	$694,527	$(694,527)	$–

Wildlife Specialists, LLC and Remote Intelligence, LLC

On August 30, 2021, the Company closed two separate Membership Interest Purchase Agreements (the “MPAs”) with Remote Intelligence, Limited Liability Company, a Pennsylvania limited liability company (“RI”) and Wildlife Specialists, LLC, a Pennsylvania limited liability company (“WS”) pursuant to which the Company agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of the Company’s Common Stock, $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. RI and WS are now subsidiaries of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at December 31, 2021:

WILDLIFE SPECIALISTS
Consideration
Cash	$500,000
Common stock	978,000
Purchase price	$1,478,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on the estimated fair values as of August 29, 2021 was as follows:

WILDLIFE SPECIALISTS	Amounts	Measurement
(Amounts in US$’s)	Recognized as of Acquisition Date	Period Adjustments (1)	Fair Value
Cash	$33,910	$(6,098)	$27,812
Accounts receivable	161,866	170,486	332,352
Other current assets	600	20,947	21,547
Property & equipment	99,490	(77,945)	21,545
Goodwill	1,191,085	1,597,593	2,788,678
Total assets	1,486,951	1,704,983	3,191,934
Assumed liabilities	393,651	334,950	728,601
Non-controlling interest	–	985,333	985,333
Total Consideration for 60% of equity interests	$1,478,000	$–	$1,478,000

REMOTE INTELLIGENCE
Consideration
Cash	$500,000
Common stock	978,000
Purchase price	$1,478,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by the Company based on the estimated fair values as of August 29, 2021 was as follows:

REMOTE INTELLIGENCE	Amounts
(Amounts in US$’s)	Recognized as of Acquisition Date	Measurement Period Adjustments (1)	Fair Value
Cash	$6,158	$(5,800)	$358
Accounts receivable	24,036	16,024	40,060
Property & equipment	111,636	76,710	188,346
Goodwill	1,729,800	1,080,103	2,809,903
Total assets	1,871,630	1,167,037	3,038,667
Assumed liabilities	393,630	181,704	575,334
Non-controlling interest	–	985,333	985,333
Total Consideration for 60% of equity interests	$1,478,000	$–	$1,478,000

TJM Electronics West, Inc.

On September 8, 2021, the Company entered into and closed the Stock Purchase Agreement with TJM Electronics West, Inc., an Arizona corporation (“TJM”), and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000. TJM is now a wholly-owned subsidiary of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at December 31, 2021:

Fair Value
Accounts receivable	$3,400
Property & equipment	91,051
Goodwill	355,549
Total assets	450,000
Total Consideration	$450,000

TerraData Unmanned, PLLC.

Effective October 1, 2021 the Company entered into and closed the Membership Purchase Agreement (the “TerraData MPA”) with TerraData Unmanned, PLLC, a Florida limited liability company (“TerraData”), and Justin Dee, the sole shareholder of TerraData, pursuant to which the Company agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of the Company’s Common Stock and $400,000, subject to adjustments as defined in the TerraData MPA, to be paid within 12 weeks of closing. TerraData is now a subsidiary of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at December 31, 2021:

Consideration
Cash	$400,000
Common stock	200,000
Purchase price	$600,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by the Company based on the estimated fair values as of October 1, 2021 was as follows:

(Amounts in US$'s)	Fair Value
Cash	$8,691
Goodwill	992,049
Total assets	1,000,740
Assumed liabilities	740
Non-controlling interest	400,000
Total Consideration for 60% of equity interests	$600,000

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the nine months ended December 31, 2021 and 2020 as though the Company acquired Optilan, Wildlife Specialists, Remote Intelligence, TJM Electronic West and TerraData Unmanned (the “Acquired Companies”) on the first day of each fiscal year are set forth below.

	Year Ended December 31,
	2021	2020
Pro forma revenues	$23,329,213	$45,344,847
Pro forma operating income (loss)	$11,477,923	$(16,627,266)
Pro forma net income (loss)	$11,264,238	$(11,308,866)
Pro forma net income (loss) attributable to DarkPulse	$11,912,054	$(11,367,321)

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Timing of revenue recognition:
Services and products transferred at a point in time	$7,783,340	$–
Services and products transferred over time	–	–
Total revenue	$7,783,340	$–

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Revenue by products and services:
Products	$1,533,378	$–
Services	6,249,962	–
Total revenue	$7,783,340	$–

Revenue by geographic destination consisted of the following for the for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Revenue by geography:
North America	$535,407	$–
International	7,247,933	–
Total revenue	$7,783,340	$–

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of December 31, 2021, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2020	$–
Additions through advance billings to or payments from vendors	–
Additions through business acquisition	4,139,193
Revenue recognized from current period advance billings to or payments from vendors	–
Revenue recognized from amounts acquired through business acquisition	(922,631)
Balance at December 31, 2021	$3,216,562

NOTE 6 – CONVERTIBLE DEBT SECURITIES

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2021. Management determined the expected volatility between 475.55-624.25%, a risk free rate of interest between 0.10-0.13%, and contractual lives of the debt varying from zero months to eight months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2021. The expected life is equal to the contractual life extended by one year which vary from two to seven months. The table below details the Company's outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	12/31/2021
	$90,228	$–	$58,959	$19,840	$128,370
	162,150	–	74,429	35,654	230,692
	72,488	–	11,381	15,938	103,130
	53,397	–	7,850	(16,767)	71,561
Subtotal	378,263	–	152,619	54,665	533,753
Transaction expense	–	–	–	–	–
	$378,263	$–	$152,619	$54,665	$533,753

Financings

On October 7, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) issuing to Geneva a convertible promissory note in the aggregate principal amount of $47,850 with a $4,350 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 9% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $40,000 net cash. On April 16, 2021, Geneva converted $47,850 of principal and $2,153 into 8,065,040 shares of common stock.

On January 4, 2021, the Company entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $42,350 with a $3,850 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 8% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price of the Company's common stock during the 20 prior trading days. The Company received $35,000 net cash. On July 12, 2021, Geneva converted $42,350 of principal and $1,540 into 1,784,146 shares of common stock.

On February 3, 2021, the Company entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $94,200 with a $15,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest two trading prices of the Company's common stock during the 10 prior trading days. The Company received $75,000 net cash. On July 14, 2021, the Company repaid $94,200 of principal.

On February 18, 2021, the Company entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $76,200 with a $12,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest two trading prices of the Company's common stock during the 10 prior trading days. The Company received $60,000 net cash. On July 14, 2021, the Company repaid $76,200 of principal.

On April 5, 2021, the Company entered into a securities purchase agreement with Geneva issuing to Geneva a convertible promissory note in the aggregate principal amount of $64,200 with a $10,700 original issue discount and $3,500 in transactional expenses due to Geneva and its counsel. The note bears interest at 4.5% per annum and may be converted into common shares of the Company's common stock at a conversion price equal to 81% of the lowest two trading prices of the Company's common stock during the 10 prior trading days. The Company received $50,000 net cash. On July 14, 2021, the Company repaid $64,200 of principal.

On April 26, 2021, the Company entered a Securities Purchase Agreement and Registration Rights with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued to FirstFire a Convertible Promissory Note in the principal amount of $825,000 (the “FirstFire Note”). The purchase price of the FirstFire Note is $750,000. The FirstFire Note matures on January 26, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the FirstFire Note at 10% per annum guaranteed until the FirstFire Note becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The FirstFire Note is convertible at any time after 180 days from issuance, upon the election of the FirstFire, into shares of the Company’s Common Stock at $0.015 per share. The FirstFire Note is subject to various “Events of Default,” which are disclosed in the FirstFire Note. Upon the occurrence of an “Event of Default,” the conversion price would become $0.005. On November 17, 2021, FirstFire converted $825,000 of principal and $61,875 of interest into 177,375,000 shares of common stock.

On December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC, and Eli Fireman (“Fireman”) in the United States District Court for the Southern District of New York. The complaint alleges that FirstFire is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and that the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and FirstFire pursuant to Section 29(b) of the Act. The complaint also asserts claims against Fireman for control person liability under Section 20(a) of the Act, unjust enrichment of FirstFire, and constructive trust against FirstFire.

On May 19, 2021, the Company entered into a Stipulation of Settlement with four note holders pursuant to which the Company agreed to pay $173,000 to the note holders.

On June 3, 2021, the Company entered into a Settlement and Mutual Release Agreement with Auctus Fund, LLC. Pursuant to the Agreement, the Auctus agreed to convert the Promissory Note issued on September 25, 2018 by the Company to the Lender in the principal amount of $100,000 (the “Auctus Note”) into 12,500,000 shares of the Company’s Common stock (the “Auctus Shares”) as consideration for full and complete satisfaction of and settlement of the Auctus Note, which also terminates all obligations owing under both the Auctus Note and the corresponding Securities Purchase Agreement dated September 25, 2018 between the Company and Auctus. Auctus also agreed to limit the resales of the Auctus Shares in the public market to no more than 2,500,000 shares per calendar week until all of the Auctus Shares have been sold.

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of December 31, 2021, $2,000,000 remains outstanding.

As of December 31, 2021 and 2020 respectively, there was $378,263 and $931,158 of convertible debt outstanding, net of debt discount of $0, and $35,525. As of December 31, 2021 and 2020 respectively, there was derivative liability of $533,753 and $1,220,880 related to convertible debt securities.

NOTE 7 - DEBENTURE

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

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized gain (loss) for the years ended December 31, 2021 and 2020, were $20,941 and $20,941 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018.

For the years ended December 31, 2021 and 2020, the Company recorded interest expense of $52,538 and $52,538, respectively.

As of December 31, 2021, the debenture liability totaled $1,172,364, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending December 31,
2022	$–
2023	–
2024	–
2025	–
2026 and after	1,172,364
Total	$1,172,364

NOTE 8 – LEASES

The Company adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of December 31, 2021 and 2020:

	December 31,
Operating leases	2021	2020

Assets
ROU operating lease assets	$2,038,106	$–

Liabilities
Current portion of operating lease	$747,422	$–
Operating lease, net of current portion	$2,474,530	$–
Total operating lease liabilities	$3,221,952	$–

The weighted average remaining lease term and weighted average discount rate at December 31, 2021 were as follows:

Weighted average remaining lease term (years)	December 31, 2021
Operating leases	8.25
Weighted average discount rate
Operating leases	6.00%

Operating Leases

On January 12, 2021, the Company’s newly acquired subsidiary entered into an operating lease agreement to rent office space in Mumbai, India. This three-year agreement commenced January 12, 2021 with an annual rent of approximately $50,000.

On May 27, 2021, the Company’s newly acquired subsidiary entered into an operating lease agreement to rent office space in Warwick, United Kingdom. This ten-year agreement commenced May 27, 2021 with an annual rent of approximately $85,000 with the first six months rent free.

On August 31, 2021, the Company’s newly acquired subsidiary entered into an operating lease agreement to rent office space in Tempe, Arizona. This five-year agreement commenced August 31, 2021 with an annual rent of approximately $192,000.

On October 20, 2021, the Company’s newly acquired subsidiary entered into an operating lease agreement to rent office space in Warwick, United Kingdom. This ten-year agreement commenced October 20, 2021 with an annual rent of approximately $200,000 with the first six months rent free.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2021:

2022	$405,924
2023	498,401
2024	463,402
2025	472,343
2026 and later	1,751,345
Total lease payments	3,591,415
Less imputed interest	(369,463)
Total lease obligations	3,221,952
Less current lease obligations	(747,422)
Long-term lease obligations	$2,474,530

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2021	2020
Accounts payable	$7,227,129	$519,899
Accrued liabilities	617,142	569,970
	$7,844,271	$1,089,869

NOTE 10 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	2021	2020
Domestic:	$(4,285,237)	$(169,282)
Foreign:	(541,083)	(106,560)
	$(4,826,320)	$(275,842)

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2021 and 2020:

	2021	2020
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	2.19%	3.63%
Foreign rate differential	0.46%	0.00%
Other	(1.81)%	0.00%
Change in valuation allowance:	(21.84)%	(24.63)%
	–%	–%

The Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred Tax (Liabilities):
Net operating losses	$2,356,871	$1,351,897
Intangible assets	(170,119)	–
Right of use asset	(319,752)	–
Stock based compensation	498,571	–
Less: Valuation allowance	(2,365,571)	(1,351,897)
	$–	$–

The Company has approximately $7,448,199 of federal and state net operating loss carryforwards as of December 31, 2021, which will not expire but will be limited to 80% utilization. The company also has net operating losses in the United Kingdom of $1,414,454 which will not expire and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2021 and 2020, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the United Kingdom. The Company had no income tax expense on its losses for the years ended December 31, 2021 and 2020, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2021 and 2020, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The Company files income tax returns in New Brunswick, Canada, and the U.S. federal, New York, and Delaware jurisdictions and the United Kingdom jurisdictions. Tax years 2011 to current remain open to examination by Canadian authorities; the tax year 2018 remains open to examination by U.S. authorities.

NOTE 11 – PREFERRED STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2021 and 2020 respectively, there were 88,235 and 88,235 total preferred shares issued and outstanding for all classes.

On December 23, 2021, pursuant to the approval of the Board of Directors and a majority vote of the holders of Series D Preferred Stock, the Company amended the Certificate of Designation for the Series D Preferred Stock so that each share of Series D Stock is convertible, at the sole and exclusive election of the holder, into two shares of Common Stock of the Company.

NOTE 12 – COMMON STOCK

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2021 and 2020, there were 5,197,821,885 and 4,088,762,156 common shares issued and outstanding.

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

On August 25, 2021, the Company issued 31,799,260 shares of common stock for $3,000,000.

On August 31, 2021, the Company issued 27,297,995 shares of common stock for $3,000,000.

On September 22, 2021, the Company issued 25,630,272 shares of common stock for $2,000,000.

On September 30, 2021, the Company issued 15,000,000 shares of common stock pursuant to two separate Membership Interest Purchase Agreements with Remote Intelligence, and Wildlife Specialists, LLC.

On September 30, 2021, the Company issued 3,194,081 shares of common stock as compensation valued at $250,000 for loan acquisition costs associated with proceeds raised.

On October 1, 2021, the Company issued 37,187,289 shares of common stock for $3,000,000.

On October 15, 2021, the Company issued 14,282,304 shares of common stock for $1,055,000.

On October 22, 2021, the Company issued 1,596,594 shares of common stock as compensation valued at $250,000 for loan acquisition costs associated with proceeds raised.

On October 25, 2021, the Company issued 634,778 shares of common stock as compensation valued at $250,000 for loan acquisition costs associated with proceeds raised.

On November 17, 2021, the Company issued an aggregate of 177,375,000 shares of common stock upon the conversion of convertible debt, as issued on April 30, 2021, in the amount of $825,000 and interest of $61,875.

On December 21, 2021, the Company issued an aggregate of 43,777,478 shares of common stock for $2,538,327.

At December 31, 2021, the Company had 1,589,257,888 in common shares reserved for issuance for convertible debt securities.

NOTE 13 – STOCK OPTIONS

As of December 31, 2021 and 2020, the Company had no outstanding stock options.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

Legal Matters

DarkPulse, Inc. v. Twitter, Inc.

On January 24, 2022, the Company filed a petition in the Supreme Court of the State of New York County of New York to compel a disclosure from Twitter, Inc. The petition sought to compel Twitter, Inc. to disclose the owner and operator of the “Investor News” Twitter account (@newsfilterio) so the Company could commence an action for damages arising from false, misleading, and untrue statements made by the Investor News.

On February 23, 2022, the Court ordered Twitter to release information concerning the owner and operator of the Investor News account to the Company. The Company will continue to pursue and expose the identities of those individuals or groups and shall take any and all legal action to pursue the violators.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On November 1, 2021, the Company filed a motion to compel Carebourn to produce certain documents and supplement its responses to certain interrogatories.

On September 27, 2021, Carebourn filed a declaratory judgment and a motion for declaratory judgment, dismissal of the Company’s claims, and summary judgment (“Dispositive Motion”).

On February 15, 2022, the Court rendered its decision on the aforesaid motions, denying the Dispositive Motion in its entirety and granting in part, and denying in part, the Company’s motion to compel. Pursuant to the Court’s ruling in the Company’s favor on its motion to compel, the Court has awarded the Company attorneys’ costs and fees in connection with the successful portions of its motion to compel.

On January 19, 2022, the Company filed a motion for enforcement of a protective order. It is the Company’s position that Carebourn has violated a protective order that was entered into by the parties and seeks to protect confidential information exchanged during the litigation. The Court has not yet rendered a decision on this motion.

On March 24, 2022, Carebourn filed a Motion to Compel against DarkPulse, alleging that DarkPulse failed to fulfill its discovery obligations by not producing a privilege log. DarkPulse contends that Carebourn’s motion is meritless and premature.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, the Company remains in active litigation with More Capital, LLC (“More”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On October 27, 2021, the Company served its initial discovery requests, consisting of interrogatories, requests for admission, and requests for production, on More.

On November 24, 2021, More served its responses to the Company’s initial discovery requests. After reviewing More’s responses, it is the Company’s position that More’s responses are false, misleading, untrue, and/or evasive.

On February 28, 2022, the Company filed its motion to compel More to produce certain documents and supplement or otherwise modify its responses to certain interrogatories and requests for admission. DarkPulse’s motion will be heard on April 14, 2022.

On March 9, 2022, More filed a motion for summary judgment against the Company. The Company’s opposition is being filed on or before March 23, 2022, and More’s motion will be heard on April 6, 2022.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, the Company remains in active litigation with Stephen Goodman (“Goodman”), Mark Banash (“Banash”), and David Singer (“Singer”) (Goodman, Banash, and Singer together, the “Series D Plaintiffs”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On August 20, 2021, the Company and the Series D Plaintiffs entered into a stipulation, pursuant to which the Company withdrew its motion to dismiss and the Company was provided with an extended period of time to respond to the complaint.

On September 8, 2021, the Company filed its Answer and Counterclaims, wherein the Company alleges counterclaims arising from various breaches of fiduciary duties by the Series D Plaintiffs while they were employed as officers of the Company.

On December 9, 2021, the parties participated in private mediation. No understanding of settlement was reached at the conclusion thereof.

The Company remains committed to actively litigating its claims and defenses against the Series D Plaintiffs.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman (SDNY)

On December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”) in the United States District Court for the Southern District of New York. The complaint alleges that FirstFire is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and that the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and FirstFire pursuant to Section 29(b) of the Act. The complaint also asserts claims against Fireman for control person liability under Section 20(a) of the Act, unjust enrichment of FirstFire, and constructive trust against FirstFire.

On January 14, 2022, the Company moved for entry of a temporary restraining order and award of a preliminary injunction against FirstFire to enjoin them from selling or attempting to sell, transfer, or otherwise dispose of the 177,275,000 common shares the Company believed were in FirstFire’s possession pursuant to a certain note.

On January 14, 2022, the Court denied the Company’s order to show cause seeking a temporary restraining order.

Following expedited briefing by the parties, on January 21, 2022, the Court denied the Company’s motion for preliminary injunction.

On March 14, 2022, the FirstFire Parties filed their letter request for a motion to dismiss the Company’s complaint. The Company responded to the FirstFire Parties’ letter on March 17, 2022. As of the filing date, the Court has not yet issued a decision on the FirstFire Parties letter request to file its motion to dismiss.

FirstFire Global Opportunities Fund, LLC v. DarkPulse, Inc. (Del. Chancery Court)

On December 13, 2021, FirstFire Global Opportunities Fund, LLC (“FirstFire”) commenced an action against the Company in the Court of Chancery of the State of Delaware. The complaint seeks declaratory judgment of the issuance of 177,375,000 shares of Company common stock pursuant to a certain convertible promissory note.

On January 4, 2022, the Company filed a motion to dismiss FirstFire’s complaint.

On February 11, 2022, the Company filed its opening memorandum of law in support of its motion to dismiss. The Company’s memorandum argues that FirstFire the certain convertible promissory note that the issuance was made under is void ab initio as it violates New York’s criminal usury laws, and that FirstFire improperly amended the governing law provision of the void convertible note to evade being declared void ab initio and, instead, continue to enforce the unlawful transaction.

On March 14, 2022, FirstFire filed a notice of voluntary dismissal of its complaint.

As of December 31, 2021, DarkPulse views the aforesaid FirstFire Delaware Chancery matter as fully closed.

DarkPulse, Inc. v. EMA Financial, LLC et al

On January 4, 2022, the Company commenced an action against EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”) in the United States District Court for the Southern District of New York. The complaint alleges that EMA is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and that the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and EMA pursuant to Section 29(b) of the Act. The complaint also asserts claims against Preston for control person liability under Section 20(a) of the Act, unjust enrichment of EMA, EMA Group, and Preston, and constructive trust against the EMA Parties.

On March 28, 2022, the Company filed its first amended complaint against the EMA Parties. The amended complaint alleges the same causes of action asserted in the initial complaint—(1) that EMA is an unregistered dealer acting in violation of Section 15(a) of the Act and, pursuant to Section 29(b) of the Act, the Company is entitled to rescissionary relief from certain convertible promissory notes and securities purchase agreements entered into by the Company and EMA, (2) that Preston is liable pursuant to Section 20(a) of the Act, and (3) unjust enrichment—along with two claims: that the EMA Parties, first, violated and, second conspired to violate the Racketeer Influenced and Corrupt Organizations (RICO) Act for engaging in the collection of an unlawful debt.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 2021 and 2020, the Company’s Chief Executive Officer advanced personal funds in the amount of $593 and $68,254 for Company expenses.

NOTE 16 – SUBSEQUENT EVENTS

On January 12, 2022, the Company issued 23,372,430 shares of common stock for $1,150,000.

On January 21, 2022, the Company issued 33,454,988 shares of common stock for $1,150,000.

On February 7, 2022, the Company issued 16,040,411 shares of common stock for $500,000.

On March 7, 2022, the Company issued 75,798,921 shares of common stock for $2,500,000.

On March 23, 2022, the Company issued 29,257,395 shares of common stock for $1,500,000.

On April 11, 2022, the Company issued 23,746,816 shares of common stock for $1,000,000.

