Form 10-Q
period 2022-03-31
DarkPulse, Inc.
filed 2022-05-16
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes ☐ No ☒

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of the registrant’s common stock on May 10, 2022, was 5,451,212,038.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$4,785,797	$3,658,846
Accounts receivable, net	6,747,200	4,223,990
Inventory	1,882,197	865,019
Unbilled revenue	242,151	497,773
Other current assets	138,227	181,000
TOTAL CURRENT ASSETS	13,795,572	9,426,628

NON-CURRENT ASSETS:
Property and equipment, net	1,781,788	1,787,824
Operating lease right-of-use assets	3,061,164	2,620,993
Patents, net	330,205	342,962
Intangible assets	3,738,087	3,886,588
Goodwill	16,801,192	17,088,501
Other assets, net	347,864	282,884
TOTAL NON-CURRENT ASSETS	26,060,300	26,009,752

TOTAL ASSETS	$39,855,872	$35,436,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,154,765	$7,844,271
Convertible notes, net of discount $0 and $35,525 respectively	378,263	378,263
Notes payable	2,000,000	2,000,000
Customer deposits	4,667,905	2,802,809
Derivative liability	408,646	533,753
Contract liabilities	4,136,809	3,216,562
Operating lease liabilities - current	360,270	364,105
Other current liabilities	2,299,617	2,407,750

TOTAL CURRENT LIABILITIES	21,406,275	19,547,513

NON-CURRENT LIABILITIES:
Secured debenture	1,201,661	1,172,364
Operating lease liabilities – non-current	3,158,040	2,474,530
Other liabilities – non-current	428,093	676,331
TOTAL NON-CURRENT LIABILITIES	4,787,794	4,323,225

TOTAL LIABILITIES	26,194,069	23,870,738

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock - Class D (par value $0.01; 100,000 shares authorized; 88,235 issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	883	883
Common stock (par value $0.0001), 20,000,000,000 shares authorized, 5,397,942,946 and 5,197,821,885 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	539,794	519,782
Treasury stock, 100,000 shares at March 31, 2022 and December 31, 2021	(1,000)	(1,000)
Paid-in capital in excess of par value	27,928,691	20,248,703
Non-controlling interest in variable interest entity and subsidiary	2,358,227	2,358,227
Accumulated other comprehensive income	(504,032)	(284,463)
Accumulated deficit	(16,660,760)	(11,276,490)

TOTAL STOCKHOLDERS’ DEFICIT	13,661,803	11,565,642

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,855,872	$35,436,380

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES	$2,018,333	$–
COST OF GOODS SOLD	2,348,567	–
GROSS LOSS	(330,234)	–

OPERATING EXPENSES:
Selling, general and administrative	978,208	29,688
Salaries, wages and payroll taxes	1,972,067	–
Professional fees	1,538,103	74,354
Depreciation and amortization	228,614	12,757
Debt transaction expenses	–	42,750
TOTAL OPERATING EXPENSES	4,716,992	159,549

OPERATING LOSS	(5,047,226)	(159,549)

OTHER INCOME (EXPENSE):
Interest expense	(517,754)	(31,662)
Gain (Loss) on change in fair market value of derivative liabilities	125,107	(30,944)
Gain (Loss) on convertible notes	–	170,281
Gain on forgiveness of debt	35,750	–
Foreign currency exchange rate variance	19,853	–

TOTAL OTHER INCOME (EXPENSE)	(337,044)	107,675

NET LOSS	(5,384,270)	(51,874)
Net loss attributable to non-controlling interests in variable interest entity and subsidiary	113,681	–
Net loss attributable to Company stockholders	$(5,270,589)	$(51,874)

LOSS PER SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,290,107,585	4,457,294,486
Diluted	5,290,107,585	4,457,294,486

See accompanying notes to consolidated financial statements.

4

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	For the Three Months Ended
	March 31,
	2022	2021

NET LOSS	$(5,270,589)	$(51,874)

OTHER COMPREHENSIVE LOSS
Unrealized Gain (Loss) on Foreign Exchange	(219,569)	(17,909)
COMPREHENSIVE LOSS	$(5,490,158)	$(69,783)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2022 and 2021

	Preferred Stock		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Deficit

Balance, December 31, 2021	88,235	$883	5,197,821,885	$519,782	$(1,000)	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Common stock issued for cash	–	–	200,121,061	20,012		7,679,988		–	–	7,700,000
Foreign currency adjustment	–	–	–	–	-	–	–	(219,569)	–	(219,569)
Net loss	–	–	–	–		–	–	–	(5,384,270)	(5,384,270)
Balance, March 31, 2022	88,235	$883	5,397,942,946	$539,794	$(1,000)	$27,928,691	$2,358,227	$(504,032)	$(16,660,760)	$13,661,803

Balance, December 31, 2020	88,235	$883	4,088,762,156	$408,876	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	600,999,995	60,100	–	189,839	–	–	–	249,939
Foreign currency adjustment	–	–	–	–	–	–	–	(17,909)	–	(17,909)
Net loss	–	–	–	–	–	–	–	–	(51,874)	(51,874)
Balance, March 31, 2021	88,235	$883	4,689,762,151	$468,976	$(1,000)	$1,995,652	$(12,439)	$297,923	$(6,502,044)	$(3,752,049)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,384,270)	$(51,874)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	228,615	12,757
Loan acquisition costs	–	(212,750)
Gain on extinguishment of debt	(35,750)	–
Operating lease expense	(440,171)	–
Amortization of debt discount	–	42,469
Derivative liability	(125,107)	30,977
Changes in operating assets and liabilities:
Accounts receivable	(2,523,210)	–
Inventory	(1,017,178)	–
Unbilled revenue	255,622	–
Contract liability	1,451,343	–
Customer deposits	1,334,000	–
Accounts payable and accrued expenses	(355,697)	17,281
Operating lease liabilities	679,675	–
Other current liabilities	(356,372)	–
Net cash used by operating activities	(6,288,500)	(161,173)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patents	–	(1,200)
Deposits	(64,980)	–
Net cash used by investing activities	(64,980)	(1,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,700,000	–
Proceeds from convertible debentures	–	212,750
Net cash provided by financing activities	7,700,000	212,750
NET INCREASE (DECREASE) IN CASH	1,346,520	50,377
Effect of exchange rate on cash	(219,569)	–
CASH, beginning of year	3,658,846	337
CASH, end of year	$4,785,797	$50,714
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the three months ended March 31:
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2021 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2021, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 15, 2022. The consolidated balance sheet as of December 31, 2021 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2022, and the results of operations for three months and cash flows for the three months ended March 31, 2022 have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2022, the Company reported a net loss of $5,384,270. As of March 31, 2022, the Company’s current liabilities exceeded its current assets by $7,610,707. As of March 31, 2022, the Company had $4,785,797 of cash.

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

The relevant translation rates are as follows: for the three months ended March 31, 2022 closing rate at 1.31524 US$:GBP, average rate at 1.342089 US$:GBP and for the year ended December 31, 2021 closing rate at 1.353583 US$: GBP, average rate at 1.375671 US$:GBP.

The relevant translation rates are as follows: for the three months ended March 31, 2022 closing rate at 1.2484 US$:CAD, average rate at 1.2614 US$:CAD and for the year ended December 31, 2021 closing rate at 1.2794 US$: CAD, average rate at 1.2534 US$:CAD.

Long-Lived Assets and Goodwill

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At March 31, 2022 and December 31, 2021, we had contract liabilities of $4,667,905 and $3,216,562, respectively.

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

NOTE 2 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$2,018,333	$–
Services and products transferred over time	–	–
Total revenue	$2,018,333	$–

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Revenue by products and services:
Products	$397,627	$–
Services	1,620,706	–
Total revenue	$2,018,333	$–

Revenue by geographic destination consisted of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Revenue by geography:
North America	$161,372	$–
International	1,856,961	–
Total revenue	$2,018,333	$–

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of March 31, 2022, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2021	$3,216,562
Additions through advance billings to or payments from vendors	3,308,304
Revenue recognized from current period advance billings to or payments from vendors	(1,856,961)
Balance at March 31, 2022	$4,667,905

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accounts receivable	$6,747,200	$4,223,990
Less: Allowance for doubtful accounts	–	–
Total accounts receivable	$6,747,200	$4,223,990

NOTE 4 – INVENTORY

Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Raw materials	$525,516	$416,180
Work in progress	1,310,470	436,891
Finished goods	46,211	11,948
Total inventory	1,882,197	865,019
Reserve	–	–
Total inventory, net	$1,882,197	$865,019

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Property and equipment	$2,114,106	$1,867,794
Leasehold improvements	46,934	42,396
	2,067,172	1,910,190
Less - accumulated depreciation	(285,384)	(122,366)
	$1,781,788	$1,787,824

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accounts payable	$6,470,247	$7,209,945
Accrued liabilities	684,523	634,326
Total accounts payable and accrued expenses	$7,154,770	$7,844,271

NOTE 7 – LEASES

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of March 31, 2022:

Operating leases	March 31, 2022

Assets
ROU operating lease assets	$3,061,164

Liabilities
Current portion of operating lease	$360,270
Operating lease, net of current portion	$3,158,040
Total operating lease liabilities	$3,518,310

The weighted average remaining lease term and weighted average discount rate at March 31, 2022 were as follows:

Weighted average remaining lease term (years)	March 31, 2022
Operating leases	8.03
Weighted average discount rate
Operating leases	6.00%

Operating Leases

On March 9, 2022, the Company entered into an operating lease agreement to rent office space in Houston, Texas. This ten-year agreement commenced March 9. 2022 with an annual rent of approximately $81,000 with the first twelve months rent free.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2022:

2022	300,939
2023	558,317
2024	538,312
2025	549,128
2026 and later	2,274,688
Total lease payments	4,221,384
Less imputed interest	(703,074)
Total lease obligations	3,518,310
Less current obligations	(360,270)
Long-term lease obligations	$3,158,040

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2022:

Total
Balance at December 31, 2021	$17,088,501
Exchange rate variation	(287,309)
Balance at March 31, 2022	$16,801,192

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2022, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended March 31, 2022 and 2021, the Company amortized $12,757 and $12,757, respectively. Future amortization of intangible assets is as follows:

2022	$38,271
2023	51,028
2024	51,028
2025	51,028
2026	51,028
Thereafter	87,822
Total	$330,205

NOTE 9 – DEBT AGREEMENTS

Secured Debenture

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due quarterly over a six-year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on March 31, 2022, the quarterly principal repayment amounts will be US$49,750. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized loss for the three months ended March 31, 2022 and 2021, were $29,297 and $17,909 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018.

For the three months ended March 31, 2022, and 2021, the Company recorded interest expense of $12,617 and $13,283, respectively.

As of March 31, 2022 the debenture liability totaled $1,201,661, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending March 31,
2023	$–
2024	–
2025	–
2026	–
2027 and after	1,201,661
Total	$1,201,661

Convertible Debt Securities

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of March 31, 2022. Management determined the expected volatility of 172.27%, a risk-free rate of interest of 1.63%, and contractual lives of the debt varying from six months to two years. The table below details the Company's four outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	12/31/2021
	$90,228	$–	$58,959	$(29,258)	$99,112
	162,150	–	74,429	(52,579)	178,116
	72,488	–	11,381	(23,505)	79,625
	53,397	–	7,850	(19,765)	51,796
Subtotal	378,263	–	152,619	(125,107)	408,649
Transaction expense	–	–	–	–	–
	$378,263	$–	$152,619	$(125,107)	$408,649

As of March 31, 2022 and December 31, 2021 respectively, there was $378,263 and $931,158 of convertible debt outstanding, net of debt discount of $0, and $35,525. As of March 31, 2022 and December 31, 2021 respectively, there was derivative liability of $533,753 and $1,220,880 related to convertible debt securities.

NOTE 10 - STOCKHOLDERS' DEFICIT

As of March 31, 2022, there were 5,397,942,946 shares of common stock and 88,235 shares of preferred stock issued and outstanding.

Preferred Stock

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2022, and December 31, 2021, there were 88,235 total preferred shares issued and outstanding for all classes.

During the three months ended March 31, 2022, the Company issued no shares of preferred stock.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,397,942,946 and 5,197,821,885 common shares issued and outstanding.

During the three months ended March 31, 2022, the Company issued the following shares of common stock:

On January 12, 2022, the Company issued 23,372,430 shares of common stock for $1,150,000.

On January 21, 2022, the Company issued 33,454,988 shares of common stock for $1,150,000.

On February 7, 2022, the Company issued 16,040,411 shares of common stock for $500,000.

On March 3, 2022, the Company issued 16,579,569 shares of common stock for $500,000.

On March 7, 2022, the Company issued 75,798,921 shares of common stock for $2,500,000.

On March 14, 2022, the Company issued 5,617,347 shares of common stock for $400,000.

On March 23, 2022, the Company issued 29,257,395 shares of common stock for $1,500,000.

Stock Options

During the three months ended March 31, 2022, the Company did not issue any stock options and had no stock options outstanding at March 31, 2022.

Public Offerings

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2022 and 2021, the Company’s Chief Executive Officer advanced personal funds in the amount of $0 and $329 for Company expenses. As of March 31, 2022, the Company’s Chief Executive Officer is owed a total of $0 for advanced personal funds.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services which incorporate the Company's patents for a period of five years from April 24, 2018.

Legal Matters

DarkPulse, Inc. v. Twitter, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company’s investigation of the Investor News matter remains ongoing.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On April 11, 2022, the Court held a hearing on Carebourn’s Motion to Compel DarkPulse. As of the date hereof, no decision has been rendered on Carebourn’s motion. On April 14, 2022, the Court granted the Company’s Motion to Enforce the Protective Order, and simultaneously denied Carebourn’s request for reconsideration of Carebourn’s Motion for Dispositive Relief. On April 27, 2022, the Court awarded the Company $18,858.18 in attorneys’ fees from Carebourn in connection with the Court’s April 14, 2022 decision on the Company’s Motion to Compel Carebourn. Carebourn has been ordered to pay the $18,858.18 on or before July 26, 2022.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with More Capital, LLC (“More”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On April 11, 2014, the Court held a hearing on the Company’s Motion to Compel More and More’s Motion for Summary Judgment. As of the date hereof, no decision has been rendered on either of the aforesaid motions.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with Stephen Goodman (“Goodman”), Mark Banash (“Banash”), and David Singer (“Singer”) (Goodman, Banash, and Singer together, the “Series D Plaintiffs”). As of April 15, 2022, there has been no material updates to this litigation.

The Company remains committed to actively litigating its claims and defenses against the Series D Plaintiffs.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman (SDNY)

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On May 5, 2022, the Company filed its amended complaint (“FirstFire Amended Complaint”). Accordingly, the FirstFire Parties’ answer or motion in response to the FirstFire Amended Complaint is due on or before May 19, 2022.

FirstFire Global Opportunities Fund, LLC v. DarkPulse, Inc. (Del. Chancery Court)

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, there are no material updates to this litigation and the Company maintains its view that the FirstFire Delaware Chancery matter is fully disclosed. Absent any future material developments, no further disclosures will be made about the FirstFire Delaware Chancery matter.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On March 28, 2022, the Company filed its first amended complaint against the EMA Parties (the “EMA Amended Complaint”). On April 22, 2022, the Company and the EMA Parties entered into a Stipulation, which the Court so ordered on May 3, 2022, and established the EMA Parties were required to file and serve their answer and/or pre-motion letter for a motion under Rule 12 to the EMA Amended Complaint on or before June 21, 2022.

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

NOTE 13 – SUBSEQUENT EVENTS

On April 8, 2022, the Company issued 23,746,816 shares of common stock for $1,000,000.

On May 3, 2022, the Company issued 29,522,276 shares of common stock for $1,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company” or “DarkPulse”), is a technology company focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end-user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system in December 2020.

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

Financings

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

Pursuant to the Equity Financing Agreement, on May 3, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 29,522,276 shares of Common Stock for total proceeds to us, net of discounts, of $1,000,000, at an effective price of $0.03387273 per share (the “Seventh EFA Closing”). We received approximately $898,975 in net proceeds from the Seventh EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Seventh EFA Closing for working capital and for general corporate purposes.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three months ended March 31, 2022, the Company reported a net loss of $5,384,270. As of March 31, 2022, the Company’s current liabilities exceeded its current assets by $7,610,707. As of March 31, 2022, the Company had $4,785,797 of cash.

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

Results of Operations

Revenues

For the three months ended March 31, 2022, total revenues were $2,018,333 compared to $0 for the same period in 2021, an increase of $2,018,333. This increase primarily consisted of revenues of $1,856,961 from Optilan, $34,094 from Wildlife Specialists and $118,926 from TJM Electronics as well as $8,352 from the remaining subsidiaries.

Cost of Goods Sold and Gross Loss

For the three months ended March 31, 2022, cost of goods sold were $2,348,567 compared to $0 for the same period in 2021, an increase of $2,348,567.

Gross loss for the three months ended March 31, 2022 was $330,234 with a gross loss margin of (16.36)% compared to $0 for the same period in 2021 with no gross profit margin.

Operating Expenses

Selling, general and administrative expenses for three months ended March 31, 2022 increased by $948,520, or 3,195%, to $978,208 from $29,688 for the three months ended March 31, 2021. The increase primarily consisted of an increase to the operations from our various acquisitions.

Payroll related expenses for three months ended March 31, 2022, increased to $1,972,067 from $0 for the three months ended March 31, 2021. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Professional fees for the three months ended March 31, 2022, increased by $1,463,749 to $1,538,103 from $74,354 for the three months ended March 31, 2021. This increase primarily consisted of increased legal expenditures associated with the increase in litigation.

Depreciation and amortization for three months ended March 31, 2022, increased by $215,857 to $228,614 from $12,757 for the three months ended March 31, 2021. This increase is primarily due to the increase in depreciable assets we acquired from new acquisitions.

Other Income (Expense)

For the three months ended March 31, 2022, we had other expense of $337,043 compared to other income of $107,675 for the same period in 2021, an increase in expense of $444,718. This increase in other income primarily consisted of changes of $35,750 of gain related to the extinguishment of debt, $156,051 increase in the fair value of the Company’s derivative instruments, $19,853 of gain on foreign currency exchange rate variance, an increase in interest expense of $486,092 due to increased borrowings associated with acquisitions.

Net Loss

As a result of the above, we reported a net loss of $5,384,270 and $51,874 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three months ended March 31, 2022, we had $7,700,000 in new cash proceeds compared to the three months ended March 31, 2021, when we had $212,750 in new cash proceeds.

As of March 31, 2022, we had cash of $4,785,797, compared to $50,714 as of March 31, 2021. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of March 31, 2022, our current liabilities exceeded our current assets by $7,610,707.

Cash Flows From Operating Activities

During the three months ended March 31, 2022, net cash used by operating activities was $6,288,504, resulting from our net loss of $5,384,270 and an increase in expenses related to our convertible notes payables, including increase in inventory of $1,017,178 and operating lease liabilities of $440,171. These increases were offset by a decrease in derivative liability of $125,107, decrease in accounts payable and accrued expenses of $355,398 and an increase from the gain on the extinguishment of debt of $35,750, increase in accounts receivable of $2,523,210, decrease in unbilled revenue of $255,622 and increase in contract liability of $1,451,343.

By comparison, during the three months ended March 31, 2021, net cash used by operating activities was $161,173, resulting from our net loss of $51,874 partially offset by non-cash expenses totaling $126,580 and increases in accounts payable and accrued liabilities of $17,281.

Cash Flows From Investing Activities

During the three months ended March 31, 2022, we had net cash used in investing activities of $64,980. During the three months ended March 31, 2021, net cash used by investing activities was $1,200, of capitalized patents costs of $1,200.

Cash Flows From Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $7,700,000 which was comprised of proceeds from the sale of common stock from offering of $7,700,000. During the three months ended March 31, 2021, net cash used by financing activities was $212,750, which was comprised of proceeds from issuance of convertible notes payable of $212,750.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

DarkPulse, Inc. v. Twitter, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company’s investigation of the Investor News matter remains ongoing.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On April 11, 2022, the Court held a hearing on Carebourn’s Motion to Compel DarkPulse. As of the date hereof, no decision has been rendered on Carebourn’s motion. On April 14, 2022, the Court granted the Company’s Motion to Enforce the Protective Order, and simultaneously denied Carebourn’s request for reconsideration of Carebourn’s Motion for Dispositive Relief. On April 27, 2022, the Court awarded the Company $18,858.18 in attorneys’ fees from Carebourn in connection with the Court’s April 14, 2022 decision on the Company’s Motion to Compel Carebourn. Carebourn has been ordered to pay the $18,858.18 on or before July 26, 2022.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with More Capital, LLC (“More”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On April 11, 2014, the Court held a hearing on the Company’s Motion to Compel More and More’s Motion for Summary Judgment. As of the date hereof, no decision has been rendered on either of the aforesaid motions.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with Stephen Goodman (“Goodman”), Mark Banash (“Banash”), and David Singer (“Singer”) (Goodman, Banash, and Singer together, the “Series D Plaintiffs”). As of April 15, 2022, there has been no material updates to this litigation.

The Company remains committed to actively litigating its claims and defenses against the Series D Plaintiffs.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman (SDNY)

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On May 5, 2022, the Company filed its amended complaint (“FirstFire Amended Complaint”). Accordingly, the FirstFire Parties’ answer or motion in response to the FirstFire Amended Complaint is due on or before May 19, 2022.

FirstFire Global Opportunities Fund, LLC v. DarkPulse, Inc. (Del. Chancery Court)

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, there are no material updates to this litigation and the Company maintains its view that the FirstFire Delaware Chancery matter is fully disclosed. Absent any future material developments, no further disclosures will be made about the FirstFire Delaware Chancery matter.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-K.

On March 28, 2022, the Company filed its first amended complaint against the EMA Parties (the “EMA Amended Complaint”). On April 22, 2022, the Company and the EMA Parties entered into a Stipulation, which the Court so ordered on May 3, 2022, and established the EMA Parties were required to file and serve their answer and/or pre-motion letter for a motion under Rule 12 to the EMA Amended Complaint on or before June 21, 2022.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: May 16, 2022	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

