Form 10-Q
period 2022-06-30
DarkPulse, Inc.
filed 2022-08-10
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-18730

DarkPulse, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Walker Street, Suite 1155, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(800) 436-1436

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes ☒ No ☐

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

The number of shares outstanding of the registrant’s common stock on August 5, 2022, was 5,715,709,292 .

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2022 (unaudited)	2021
ASSETS

CURRENT ASSETS:
Cash	$2,512,668	$3,658,846
Accounts receivable, net	3,673,186	4,223,990
Inventory	1,670,979	865,019
Unbilled revenue	716,144	497,773
Other current assets	312,118	181,000
TOTAL CURRENT ASSETS	8,885,095	9,426,628

NON-CURRENT ASSETS:
Property and equipment, net	2,203,635	1,787,824
Operating lease right-of-use assets	2,836,128	2,620,993
Patents, net	317,448	342,962
Intangible assets	3,420,547	3,886,588
Goodwill	16,057,628	17,088,501
Other assets, net	347,864	282,884
TOTAL NON-CURRENT ASSETS	25,183,250	26,009,752

TOTAL ASSETS	$34,068,345	$35,436,380

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,108,584	$7,844,271
Convertible notes, net	378,263	378,263
Notes payable	2,000,000	2,000,000
Customer deposits	2,432,245	2,802,809
Derivative liability	366,597	533,753
Contract liabilities	4,480,912	3,216,562
Operating lease liabilities - current	1,963,054	364,105
Other current liabilities	1,740,721	2,407,750

TOTAL CURRENT LIABILITIES	17,470,376	19,547,513

NON-CURRENT LIABILITIES:
Secured debenture	1,165,365	1,172,364
Operating lease liabilities – non-current	1,190,866	2,474,530
Other liabilities – non-current	587,506	676,331
TOTAL NON-CURRENT LIABILITIES	2,943,737	4,323,225

TOTAL LIABILITIES	20,414,113	23,870,738

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY:
Preferred stock - Series A (par value $0.01; 100 shares authorized; 100 and 0 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	1	–
Convertible preferred stock - Series D (par value $0.01; 100,000 shares authorized; 88,235 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	883	883
Common stock (par value $0.0001), 20,000,000,000 shares authorized, 5,594,156,736 and 5,197,821,885 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	559,417	519,782
Treasury stock, 100,000 shares at June 30, 2022 and December 31, 2021	(1,000)	(1,000)
Paid-in capital in excess of par value	32,824,942	20,248,703
Non-controlling interest in variable interest entity and subsidiary	2,358,227	2,358,227
Accumulated other comprehensive income	(1,241,906)	(284,463)
Accumulated deficit	(20,846,332)	(11,276,490)

TOTAL STOCKHOLDERS’ EQUITY	13,654,232	11,565,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,068,345	$35,436,380

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

REVENUE	$4,435,043	$–	$6,453,376	$–
COST OF GOODS SOLD	3,965,910	–	6,314,477	–
GROSS PROFIT	469,133	–	138,899	–

OPERATING EXPENSES:
Selling, general and administrative	1,102,404	95,165	2,080,613	124,853
Salaries, wages and payroll taxes	1,376,176	–	3,348,244	–
Professional fees	1,480,599	255,819	3,018,702	372,922
Depreciation and amortization	7,405	12,757	236,019	25,514
TOTAL OPERATING EXPENSES	3,966,584	363,741	8,683,578	523,289

NET OPERATING LOSS	(3,497,451)	(363,741)	(8,544,679)	(523,289)

OTHER INCOME (EXPENSE):
Interest expense	(852)	(318,921)	(518,606)	(350,584)
Gain on the forgiveness of debt	–	–	35,750	–
Restructuring costs	(501,431)	–	(501,431)	–
Change in fair market of derivative liabilities	42,049	358,440	167,156	327,496
Gain/(Loss) on convertible notes	–	138,615	–	308,896
Foreign currency exchange rate variance	(227,887)	–	(208,033)	–
TOTAL INCOME (EXPENSE)	(688,121)	178,134	(1,025,164)	285,808

NET LOSS	(4,185,572)	(185,607)	(9,569,843)	(237,481)
Net loss attributable to noncontrolling interests in variable interest entity and subsidiary	234,725	–	348,406	–
Net loss attributable to Company stockholders	$(3,950,847)	$(185,607)	$(9,221,437)	$(237,481)

LOSS PER SHARE:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,480,767,991	4,740,200,371	5,385,964,474	4,599,529,434
Diluted	5,480,767,991	4,740,200,371	5,385,964,474	4,599,529,434

See accompanying notes to consolidated financial statements.

4

DARKPULSE, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

NET LOSS	$(3,950,847)	$(185,607)	$(9,221,437)	$(237,481)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(737,874)	(16,154)	(219,569)	(34,063)
COMPREHENSIVE LOSS	$(4,688,721)	$(201,761)	$(9,441,006)	$(271,544)

 See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended June 30, 2022 and 2021

(unaudited)

	Preferred Stock, Series A		Preferred Stock, Series D		Common Stock		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Stock

Balance, December 31, 2021	–	$–	88,235	$883	5,197,821,885	$519,782	$(1,000)
Common stock issued for cash	–	–	–	–	200,121,061	20,012	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2022	–	$–	88,235	$883	5,397,942,946	$539,794	$(1,000)
Common stock issued for cash	–	–	–	–	192,488,404	19,250	–
Common stock issued for TerraData acquisition	–	–	–	–	3,725,386	373	–
Stock based compensation	100	1	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, June 30, 2022	100	$1	88,235	$883	5,594,156,736	$559,417	$(1,000)

	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Value	Subsidiary	Income	Deficit	Equity

Balance, December 31, 2021	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Common stock issued for cash	7,679,988		–	–	7,700,000
Foreign currency adjustment	–	–	(219,569)	–	(219,569)
Net loss	–	–	–	(5,384,270)	(5,384,270)
Balance, March 31, 2022	$27,928,691	$2,358,227	$(504,032)	$(16,660,760)	$13,661,803
Common stock issued for cash	4,696,625		–	–	4,715,875
Common stock issued for TerraData acquisition	199,627	–	–	–	200,000
Stock based compensation	(1)	–	–	–	–
Foreign currency adjustment	–	–	(737,874)	–	(737,874)
Net loss	–	–	–	(4,185,572)	(4,185,572)
Balance, June 30, 2022	$32,824,943	$2,358,227	$(1,241,906)	$(20,846,332)	$13,654,232

	Preferred Stock Series D		Common Stock		Treasury	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Value	Subsidiary	Income	Deficit	Equity
Balance, December 31, 2020	88,235	$883	4,088,762,156	$408,876	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	600,999,995	60,100	–	189,839	–	–	–	249,939
Foreign currency adjustment	–	–	–	–	–	–	–	(17,909)	–	(17,909)
Net loss	–	–	–	–	–	–	–	–	(51,874)	(51,874)
Balance, March 31, 2021	88,235	$883	4,689,762,151	$468,976	$(1,000)	$1,995,652	$(12,439)	$297,923	$(6,502,044)	$(3,752,049)
Conversion of convertible notes	–	–	20,565,040	2,057	–	124,863	–	–	–	126,920
Stock based loan acquisition cost	–	–	60,000,000	6,000	–	243,333	–	–	–	249,333
Foreign currency adjustment	–	–	–	–	–	–	–	(16,154)	–	(16,154)
Net loss	–	–	–	–	–	–	–	–	(185,607)	(185,607)
Balance, June 30, 2021	88,235	$883	4,770,327,191	$477,033	$(1,000)	$2,363,848	$(12,439)	$281,769	$(6,687,651)	$(3,577,557)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,569,843)	$(237,481)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	236,020	25,514
Amortization of loan acquisition costs	–	(480,450)
Stock based loan acquisition costs	–	249,333
Gain on the extinguishment of debt	(35,750)	–
Restructuring costs	501,431	–
Operating lease expense	(215,135)	–
Amortization of debt discount	–	171,554
Derivative liability	(167,156)	(327,496)
Changes in operating assets and liabilities:
Accounts receivable	550,803	–
Inventory	(805,960)	–
Unbilled revenue	(218,371)	–
Contract liability	1,264,350	–
Other current assets	(173,891)	–
Customer deposits	(370,564)	–
Accounts payable and accrued expenses	(3,120,422)	(113,585)
Operating lease liabilities	315,285	–
Other current liabilities	(755,854)	–
Net cash used by operating activities	(12,565,057)	(712,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(438,429)	–
Investment in demo box	–	(87,864)
Deposits	(64,980)	(4,000)
Net cash used by investing activities	(503,409)	(91,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	12,415,875	–
Proceeds from convertible debentures	–	1,102,700
Payments on notes payable	–	(150,000)
Net cash provided by financing activities	12,415,874	952,700
NET INCREASE (DECREASE) IN CASH	(652,591)	148,225
Effect of exchange rate on cash	(493,587)	–
CASH, beginning of period	3,658,846	337
CASH, end of period	$2,512,668	$148,562
Non-cash finance and investing activities for the six months ended June 30:
Stock issued for acquisition of TerraData	$200,000	$–
Stock issued for convertible notes payable and accrued interest	–	376,860
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months ended June 30:
Interest	$–	$–
Income taxes	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2022, and the results of operations for three and six months and cash flows for the six months ended June 30, 2022 have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Description of Business

DarkPulse, Inc. (“DPI” or “Company”) is a technology company incorporated in 1989 as Klever Marketing, Inc. (“Klever”). Its’ wholly-owned subsidiary, DarkPulse Technologies Inc. (“DPTI”), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and infrastructure monitoring systems have been installed into the Honcut Bridge in Marysville, California creating the first intelligent bridge. Additional applications of this technology will include border security, pipelines, the oil and gas industry, aviation & aerospace and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

The Company’s operating units consist of, Optilan HoldCo 3 Limited, a company headquartered in Coventry, United Kingdom (“Optilan”) whose focus is in telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, Limited Liability Company, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, Limited Liability Company, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2022, the Company reported a net loss of $9,569,843. As of June 30, 2022, the Company’s current liabilities exceeded its current assets by $8,585,281. As of June 30, 2022, the Company had $2,512,668 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and generate revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements or expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2022. However, management cannot make any assurances that such financing will be secured.

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

The relevant translation rates are as follows: for the periods ended June 30, 2022 closing rate at 1.216007 USD:GBP, average rate at 1.299973 USD:GBP and for the year ended December 31, 2021 closing rate at 1.353583 USD: GBP, average rate at 1.375671 USD:GBP.

The relevant translation rates are as follows: for the periods ended June 30, 2022 closing rate at 1.2872 CAD:USD, average rate at 1.2788 CAD:USD and for the year ended December 31, 2021 closing rate at 1.2794 CAD:USD, average rate at 1.2534 CAD:USD.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At June 30, 2022 and December 31, 2021, we had contract liabilities of $4,480,912 and $3,216,562, respectively.

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

Restructuring Costs

The Company accounts for settlement of employment contracts and one-time salary expenses, such as severance, as restructuring costs when incurred due to specific restructuring event. For the quarter ended June 30, 2022, the Company recognized $501,431 related to the settlement of employment contracts and severance due to employment changes in our subsidiary, Optilan.

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

For the six months ended June 30, 2022, there were no stock options outstanding. For the six months ended June 30, 2022, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 28,316,441 common shares reserved for the potential conversion of the Company's convertible debt.

Recently Issued Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued during the six months ended June 30, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$4,435,043	$–	$6,453,376	$–
Services and products transferred over time	–	–	–	–
Total revenue	$4,435,043	$–	$6,453,376	$–

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue by products and services:
Products	$712,449	$–	$1,110,076	$–
Services	3,722,594	–	5,343,300	–
Total revenue	$4,435,043	$–	$6,453,376	$–

Revenue by geographic destination consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue by geography:
North America	$373,062	$–	$534,434	$–
International	4,061,981	–	5,918,942	–
Total revenue	$4,435,043	$–	$6,453,376	$–

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of June 30, 2022, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2021	$3,216,562
Additions through advance billings to or payments from vendors	3,782,297
Revenue recognized from current period advance billings to or payments from vendors	(2,517,947)
Balance at June 30, 2022	$4,480,912

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Accounts receivable	$3,673,186	$4,223,990
Less: Allowance for doubtful accounts	–	–
Total accounts receivable	$3,673,186	$4,223,990

NOTE 4 – INVENTORY

Inventory consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Raw materials	$139,217	$416,180
Work in progress	1,484,127	436,891
Finished goods	47,635	11,948
Total inventory	1,670,979	865,019
Reserve	–	–
Total inventory, net	$1,670,979	$865,019

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Property and equipment	$2,449,490	$1,867,794
Leasehold improvements	46,934	42,396
	2,496,424	1,910,190
Less - accumulated depreciation	(292,789)	(122,366)
	$2,203,635	$1,787,824

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Accounts payable	$3,399,145	$7,209,945
Accrued liabilities	709,439	634,326
Total accounts payable and accrued expenses	$4,108,584	$7,844,271

NOTE 7 – LEASES

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of June 30, 2022:

Operating leases	June 30, 2022

Assets
ROU operating lease assets	$2,836,128

Liabilities
Current portion of operating lease	$1,963,054
Operating lease, net of current portion	$1,190,866
Total operating lease liabilities	$3,153,920

The weighted average remaining lease term and weighted average discount rate at June 30, 2022 were as follows:

Weighted average remaining lease term (years)	June 30, 2022
Operating leases	7.78
Weighted average discount rate
Operating leases	6.00%

Operating Leases

On March 9, 2022, the Company entered into an operating lease agreement to rent office space in Houston, Texas. This ten-year agreement commenced March 9. 2022 with an annual rent of approximately $81,000 with the first twelve months rent free.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2022:

2022	254,917
2023	532,341
2024	518,059
2025	528,043
2026 and later	2,163,300
Total lease payments	3,996,660
Less imputed interest	(842,740)
Total lease obligations	3,153,920
Less current obligations	(1,963,054)
Long-term lease obligations	$1,190,866

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2022:

Total
Balance at December 31, 2021	$17,088,501
Exchange rate variation	(1,030,873)
Balance at June 30, 2022	$16,057,628

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of June 30, 2022, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the six months ended June 30, 2022 and 2021, the Company amortized $25,514 and $25,514, respectively. Future amortization of intangible assets is as follows:

2022	$25,514
2023	51,028
2024	51,028
2025	51,028
2026	51,028
Thereafter	87,822
Total	$317,448

NOTE 9 – DEBT AGREEMENTS

Secured Debenture

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due yearly over a six-year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on June 30, 2022, the quarterly principal repayment amounts will be US$49,750. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized loss for the three months ended June 30, 2022 and 2021, were $29,297 and $17,909 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018.

For the six months ended June 30, 2022, and 2021, the Company recorded interest expense of $24,854 and $26,746, respectively.

As of June 30, 2022 the debenture liability totaled $1,165,365, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending June 30,
2023	$–
2024	–
2025	–
2026	–
2027 and after	1,165,365
Total	$1,165,365

Convertible Debt Securities

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2022. Management determined the expected volatility of 155.72%, a risk-free rate of interest of 2.8%, and contractual lives of the debt of six months. The table below details the Company's four outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	6/30/2022
	$90,228	$–	$58,959	$(13,320)	$85,792
	162,150	–	74,429	(23,938)	154,178
	72,488	–	11,381	(10,701)	68,924
	53,397	–	7,850	5,910	57,703
Subtotal	378,263	–	152,619	(42,049)	366,597
Transaction expense	–	–	–	–	–
	$378,263	$–	$152,619	$(42,049)	$366,597

As of June 30, 2022 and December 31, 2021 respectively, there was $378,263 and of convertible debt outstanding, net of debt discount of $0. As of June 30, 2022 and December 31, 2021 respectively, there was a derivative liability of $366,597 and $533,753 related to convertible debt securities.

NOTE 10 - STOCKHOLDERS' EQUITY

As of June 30, 2022, there were 5,594,156,736 shares of common stock and 88,335 shares of preferred stock issued and outstanding.

Preferred Stock

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2022, and December 31, 2021, there were 88,335 and 88,235, respectively total preferred shares issued and outstanding for all classes.

On June 22, 2022, the Board of Directors of the Company approved the filing of an amendment to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”), in the form of a Certificate of Designation that authorized for issuance of up to 100 shares of a new series of Preferred Stock, par value $0.01 per share, of the Company designated “Series A Super Voting Preferred Stock” and established the rights, preferences and limitations thereof. The Board authorized the Series A Preferred Stock pursuant to the authority given to the Board under the Certificate of Incorporation, which authorizes the issuance of up to 2,000,000 shares of Preferred Stock, par value $0.01 per share, and authorizes the Board, by resolution, to establish any or all of the unissued shares of Preferred Stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established.

The holders of the Series A Preferred Stock shall be entitled to vote, on a pro-rata basis, on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the shares of Series A Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis, plus one million (1,000,000) votes, it being the intention that the holders of the Series A Preferred Stock shall have effective voting control of the Company, on a fully diluted basis.

Unless approved by a majority vote of the holders of Common Stock, the Series A Super Voting Preferred Stock will terminate five years after the issuance date, which is June 24, 2027.

During the three months ended June 30, 2022, the Company issued 100 shares of Series A preferred stock.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,594,156,736 and 5,197,821,885 common shares issued and outstanding.

During the three months ended June 30, 2022, the Company issued the following shares of common stock:

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

On April 1, 2022, the Company issued 3,725,386 shares of common stock valued at $200,000 for the completion of the acquisition of TerraData.

On April 8, 2022, the Company issued 23,746,816 shares of common stock for $1,000,000.

On May 3, 2022, the Company issued 29,522,276 shares of common stock for $1,000,000.

On May 13, 2022, the Company issued 26,100,979 shares of common stock for $556,750.

On May 23, 2022, the Company issued 25,025,540 shares of common stock for $556,750.

On June 1, 2022, the Company issued 25,901,921 shares of common stock for $556,750.

On June 16, 2022, the Company issued 23,799,766 shares of common stock for $402,086.

On June 24, 2022, the Company issued 38,391,106 shares of common stock for $643,539.

Stock Options

During the three months ended June 30, 2022, the Company did not issue any stock options and had no stock options outstanding at June 30, 2022.

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

Pursuant to the Equity Financing Agreement, on May 13, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 26,100,979 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.0213306 per share (the “Eighth EFA Closing”). We received approximately $500,050 in net proceeds from the Eighth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Eighth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on May 23, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 25,025,540 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.0222473 per share (the “Ninth EFA Closing”). We received approximately $500,050 in net proceeds from the Ninth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Ninth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on June 1, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 25,901,921 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.02149454 per share (the “Tenth EFA Closing”). We received approximately $500,050 in net proceeds from the Tenth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Tenth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on June 16, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 23,799,766 shares of Common Stock for total proceeds to us, net of discounts, of $402,086, at an effective price of $0.018584 per share (the “Eleventh EFA Closing”). We received approximately $360,852 in net proceeds from the Eleventh EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Eleventh EFA Closing for working capital and for general corporate purposes.

On May 27, 2022, we entered an Equity Financing Agreement (the “EFA”) and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

The RRA provides that we shall (i) use our best efforts to file with the SEC a Registration Statement within 45 days of the date of the GHS Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the SEC within 30 days after the date the GHS Registration Statement is filed with the SEC, but in no event more than 90 days after the GHS Registration Statement is filed.

Pursuant to the EFA, on June 24, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 38,391,106 shares of Common Stock for total proceeds to us, net of discounts, of $643,539, at an effective price of $0.01978 per share (the “1st EFA Closing”). We received approximately $578,160 in net proceeds from the 1st EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 1st EFA Closing for working capital and for general corporate purposes.

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

On June 22, 2022, the Board of Directors of the Company, with Dennis O’Leary abstaining, approved the Employment Agreement dated effective April 1, 2022 (the “Effective Date”) with Mr. O’Leary, the Company’s Chief Executive Officer (the “Agreement”). The term of the Agreement is three years from the Effective Date, subject to termination. The Agreement may be terminated upon the death or disability of Mr. O’Leary or for “Cause,” as defined in the Agreement. Pursuant to the Agreement, Mr. O’Leary is entitled to an annual salary of $300,000, which may accrue and be paid once the Company has available funds. Any accrued and unpaid base salary may also be converted subject to mutual agreement of the Company and Mr. O’Leary. Also, pursuant to the Agreement, upon the filing of the Certificate of Designation with the Delaware Secretary of State, Mr. O’Leary is to be issued 100 shares of Series A Super Voting Preferred Stock of the Company.

During the six months ended June 30, 2022 and 2021, the Company’s Chief Executive Officer advanced personal funds in the amount of $0 and $329 for Company expenses. As of June 30, 2022, the Company’s Chief Executive Officer is owed a total of $0 for advanced personal funds.

During the six months ended June 30, 2022 and 2021, certain executives of the Company received $180,000 in Directors fees from Optilan for being members of Optilan’s Board of Directors.

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

Legal Matters

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed May 16, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”). Thus, the remainder of this communication will address all material updates since the aforementioned Form 10-Q.

On July 11, 2022, the Court denied Carebourn’s motion to compel DPLS to produce a privilege log.

On July 15, 2022, the Court denied Carebourn’s motion to disqualify or, in the alternative, seek limited discovery of DPLS’ legal counsel, consisting of the Taft Stettinius & Hollister LLP and The Basile Law Firm P.C.

On July 27, 2022, Carebourn paid $18,858.18 for attorneys’ fees awarded pursuant to the Court’s April 14, 2022 decision on the Company’s motion to compel Carebourn.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed May 16, 2022, the Company remains in active litigation with More Capital, LLC (“More”). Thus, the remainder of this communication will address all material updates since the aforementioned Form 10-Q.

On July 11, 2022, the Court denied More’s motion for summary judgment against the Company and granted DarkPulse’s motion to compel More. The Court directed More to produce all responsive documents to certain requests for production served by DarkPulse within seven days thereof.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed May 16, 2022, the Company remains in active litigation with Stephen Goodman (“Goodman”), Mark Banash (“Banash”), and David Singer (“Singer”) (Goodman, Banash, and Singer, together, the “Series D Plaintiffs”). Thus, the remainder of this communication will address all material updates since the aforementioned Form 10-Q.

As of the date hereof, there are no material updates to this litigation.

The Company remains committed to actively litigating its claims and defenses against the Series D Plaintiffs.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman (SDNY)

As disclosed in greater detail in the Company’s Form 10-Q, filed May 16, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”). Thus, the remainder of this communication will address all material updates since the aforementioned Form 10-Q.

On May 26, 2022, the FirstFire Parties filed their motion to dismiss the Company’s first amended complaint, filed on May 5, 2022, and opening memorandum of law in support thereof.

On June 16, 2022, the Company filed its memorandum of law in opposition to the FirstFire Parties’ motion to dismiss, and on June 30, 2022, the FirstFire Parties filed their memorandum of law in reply and further support of their motion to dismiss.

As of the date hereof, the FirstFire Parties’ motion to dismiss is fully submitted to the Court. On May 26, 2022, the FirstFire Parties requested oral arguments on their motion to dismiss. As of the date hereof, oral arguments have not been scheduled and, further, no decision has been rendered on the FirstFire Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed May 16, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”). Thus, the remainder of this communication will address all material updates since the aforementioned Form 10-Q.

On June 22, 2022, the EMA Parties filed their motion to dismiss the Company’s first amended complaint, filed on March 28, 2022, and opening memorandum of law in support thereof.

On July 13, 2022, the Company filed its memorandum of law in opposition to the EMA Parties’ motion to dismiss, and on July 22, 2022, the EMA Parties filed their memorandum of law in reply and further support of their motion to dismiss.

As of the date hereof, no decision has been on the EMA Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organizations Act.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On May 20, 2022, Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More”) (Carebourn and More, together, the “MN Noteholders”) commenced an action in the United States District Court for the District of Utah against (i) Standard Registrar and Transfer Co., Inc. (“Standard”), (ii) Amy Merrill (“Merrill”) (Standard and Merrill, together, the “TA Defendants”), (iii) DarkPulse, Inc., (iv) Dennis O’Leary (“O’Leary”), (v) Thomas Seifert (“Seifert”), (vi) Carl Eckel (“Eckel”), (vii) Anthony Brown (“Brown”), and (viii) Faisal Farooqui (“Farooqui”) (DarkPulse, O’Leary, Seifert, Eckel, Brown, and Farooqui, collectively, the “DPLS Defendants”).

The MN Noteholders’ complaint alleges, among other things, that the TA Defendants and DPLS Defendants conspired together and acted in unison to preclude the MN Noteholders’ from receiving the benefits of the convertible note transactions between Carebourn, More, and DarkPulse.

On July 5, 2022, the TA Defendants filed their motion to dismiss the MN Noteholders’ complaint. Pursuant to the local rules of the U.S. Dist. Court for the District of Utah, the MN Noteholders must reply to the TA Defendants’ motion to dismiss on or before August 2, 2022.

As of the date hereof, the DPLS Defendants have not been served and, thus, no deadline exists by which the DPLS Defendants must answer or otherwise respond to the MN Noteholders’ complaint.

The Company intends to vigorously defend itself against the MN Noteholders’ lawsuit.

DarkPulse, Inc. v. Brunson Chandler Jones et al

On July 8, 2022, the Company commenced an action against the law firm of Brunson Chandler & Jones, PLLC and Lance B. Brunson (“Chandler Defendants”) in the United States District Court for the District of Utah.

The Company’s claims, consisting of professional negligence/malpractice and breach of contract, arise from the legal services and relationship between DarkPulse and the Chandler Defendants and in connection with the merger between DarkPulse, DarkPulse Technologies Inc., and Klever Marketing, Inc.

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

Bayliss Settlement Agreement

The CEO, William Bayliss, of the Company’s subsidiary, Optilan, was terminated effective April 30, 2022. Optilan entered into a settlement agreement with Mr. Bayliss in which he received £125,000 in lieu of the six months’ salary provided for in Mr. Bayliss’s employment agreement.

O’Leary Employment Agreement

On June 22, 2022, the Board of Directors of the “Company, with Dennis O’Leary abstaining, approved the Employment Agreement dated effective April 1, 2022 (the “Effective Date”) with Mr. O’Leary, the Company’s Chief Executive Officer (the “Agreement”). The term of the Agreement is three years from the Effective Date, subject to termination. The Agreement may be terminated upon the death or disability of Mr. O’Leary or for “Cause,” as defined in the Agreement. Pursuant to the Agreement, Mr. O’Leary is entitled to an annual salary of $300,000, which may accrue and be paid once the Company has available funds. Any accrued and unpaid base salary may also be converted subject to mutual agreement of the Company and Mr. O’Leary. Also, pursuant to the Agreement, upon the filing of the Certificate of Designation with the Delaware Secretary of State, Mr. O’Leary is to be issued 100 shares of Series A Super Voting Preferred Stock of the Company.

NOTE 13 – SUBSEQUENT EVENTS

Pursuant to the EFA, on July 1, 2022, the Company and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from the Company, 33,525,465 shares of Common Stock for total proceeds to the Company, net of discounts, of $556,750, at an effective price of $0.019596 per share (the “2nd EFA Closing”). The Company received approximately $500,050 in net proceeds from the 2nd EFA Closing after deducting the fees and other estimated offering expenses payable by the Company. The Company used the net proceeds from the 2nd EFA Closing for working capital and for general corporate purposes.

On July 5, 2022, the Company entered into a Joint Cooperation Contract with Salman International Company, headquartered at 98 Banks Division Al-Waha District, Nasr City, Egypt (the “Salman”). The purpose of the agreement is for the parties to cooperate jointly, where the Company sells its products through Salman, which is an authorized distributor of Siemens products.

Pursuant to the agreement, Salman agrees to appoint the Company as the sole integration provider for MoonLand Resort, located in Hurghada, Egypt, at reasonable market prices. The Company and Salman agree to jointly market the Company’s and Seimens’ products. Subject to the early termination provisions in the agreement, the term of the agreement is for five years; provided that the agreement is implemented within three months from the date of execution.

Pursuant to the EFA, on July 11, 2022, the Company and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from the Company, 32,756,532 shares of Common Stock for total proceeds to the Company, net of discounts, of $556,750, at an effective price of $0.01699661 per share (the “3rd EFA Closing”). The Company received approximately $550,050 in net proceeds from the 3rd EFA Closing after deducting the fees and other estimated offering expenses payable by the Company. The Company used the net proceeds from the 3rd EFA Closing for working capital and for general corporate purposes.

On July 13, 2022, the Company issued a press release which announced it has signed an LOI for the acquisition of Om Optel Industries Pvt. Ltd., a fiber optic cable and HDPE pipe manufacturer based in India.

Pursuant to the EFA, on July 20, 2022, the Company and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from the Company, 29,386,519 shares of Common Stock for total proceeds to the Company, net of discounts, of $556,750, at an effective price of $0.01894558 per share (the “4th EFA Closing”). The Company received approximately $550,050 in net proceeds from the 4th EFA Closing after deducting the fees and other estimated offering expenses payable by the Company. The Company used the net proceeds from the 4th EFA Closing for working capital and for general corporate purposes.

Pursuant to the EFA, on July 28, 2022, the Company and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from the Company, 35,884,040 shares of Common Stock for total proceeds to the Company, net of discounts, of $556,750, at an effective price of $0.018308 per share (the “5th EFA Closing”). The Company received approximately $500,050 in net proceeds from the 5th EFA Closing after deducting the fees and other estimated offering expenses payable by the Company. the Company used the net proceeds from the 5th EFA Closing for working capital and for general corporate purposes.

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

Headquartered in Houston, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United Kingdom, India, Dubai, Abu Dhabi, Turkey, Azerbaijan, Iraq, Libya, Egypt, Brazil, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse and our subsidiary companies operate in the air, land, sea. Our patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure/key resources subject to vulnerability or risk. Our patented brillouin scattering distributed fiber sensing system is best in class. The Company is able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as eight CM DIA, detecting internal anomalies before catastrophic failure. We are developing an intelligent rock bolt to prevent causalities and fatalities in mining operations and include a real time sensor system that can detect the location and movement of personnel and equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Operating Units

The Company’s operating units consist of, Optilan, a company headquartered in Coventry, United Kingdom whose focus is in telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, Limited Liability Company, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, Limited Liability Company, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

Pursuant to the Equity Financing Agreement, on May 13, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 26,100,979 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.0213306 per share (the “Eighth EFA Closing”). We received approximately $500,050 in net proceeds from the Eighth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Eighth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on May 23, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 25,025,540 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.0222473 per share (the “Ninth EFA Closing”). We received approximately $500,050 in net proceeds from the Ninth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Ninth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on June 1, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 25,901,921 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.02149454 per share (the “Tenth EFA Closing”). We received approximately $500,050 in net proceeds from the Tenth EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Tenth EFA Closing for working capital and for general corporate purposes.

Pursuant to the Equity Financing Agreement, on June 16, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 23,799,766 shares of Common Stock for total proceeds to us, net of discounts, of $402,086, at an effective price of $0.018584 per share (the “Eleventh EFA Closing”). We received approximately $360,852 in net proceeds from the Eleventh EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Eleventh EFA Closing for working capital and for general corporate purposes.

On May 27, we entered an Equity Financing Agreement (the “EFA”) and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

The RRA provides that we shall (i) use our best efforts to file with the SEC a Registration Statement within 45 days of the date of the GHS Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the SEC within 30 days after the date the GHS Registration Statement is filed with the SEC, but in no event more than 90 days after the GHS Registration Statement is filed.

Pursuant to the EFA, on June 24, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 38,391,106 shares of Common Stock for total proceeds to us, net of discounts, of $643,539, at an effective price of $0.01978 per share (the “1st EFA Closing”). We received approximately $578,160 in net proceeds from the 1st EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 1st EFA Closing for working capital and for general corporate purposes.

Pursuant to the EFA, on July 1, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 33,525,465 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.019596 per share (the “2nd EFA Closing”). We received approximately $500,050 in net proceeds from the 2nd EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 2nd EFA Closing for working capital and for general corporate purposes.

Pursuant to the EFA, on July 11, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 32,756,532 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.01699661 per share (the “3rd EFA Closing”). We received approximately $550,050 in net proceeds from the 3rd EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 3rd EFA Closing for working capital and for general corporate purposes.

Pursuant to the EFA, on July 20, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 29,386,519 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.01894558 per share (the “4th EFA Closing”). We received approximately $550,050 in net proceeds from the 4th EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 4th EFA Closing for working capital and for general corporate purposes.

Pursuant to the EFA, on July 28, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 35,884,040 shares of Common Stock for total proceeds to us, net of discounts, of $556,750, at an effective price of $0.018308 per share (the “5th EFA Closing”). We received approximately $500,050 in net proceeds from the 5th EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 5th EFA Closing for working capital and for general corporate purposes.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the six months ended June 30, 2022, the Company reported a net loss of $9,569,843. As of June 30, 2022, the Company’s current liabilities exceeded its current assets by $8,585,281. As of June 30, 2022, the Company had $2,512,668 of cash.

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

Results of Operations

Revenues

During previous years, the Company experienced no revenue as it developed its technology. More recently, we have experienced revenue derived from the acquisitions of our subsidiaries from the 3rd quarter of 2021 to the present. The Company’s new revenues are derived from the following, among other things:

•	promote adoption if our patented technology through agency and distribution agreements;

•	cross-selling existing customer with products from other subsidiaries;

•	provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	provide our premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets, in each case if available at attractive prices; and

•	market our products and services to new customers.

While the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, the Company also maintains multiple contracts for future material revenues, including part of framework contracts that will be recognized during future reporting periods.

For the three months ended June 30, 2022, total revenues were $4,435,043 compared to $0 for the same period in 2021, an increase of $4,435,043. This increase primarily consisted of revenues of $4,061,981 from Optilan, $170,363 from Wildlife Specialists and $176,308 from TJM Electronics as well as $26,391 from the remaining subsidiaries.

For the six months ended June 30, 2022, total revenues were $6,453,376 compared to $0 for the same period in 2021, an increase of $6,453,376. This increase primarily consisted of revenues of $5,918,942 from Optilan, $204,457 from Wildlife Specialists and $295,234 from TJM Electronics as well as $34,743 from the remaining subsidiaries.

Cost of Goods Sold and Gross Loss

For the three months ended June 30, 2022, cost of goods sold were $3,965,910 compared to $0 for the same period in 2021, an increase of $3,965,910.

For the six months ended June 30, 2022, cost of goods sold were $6,314,477 compared to $0 for the same period in 2021, an increase of $6,314,477.

Gross profit for the three months ended June 30, 2022 was $469,133 with a gross profit margin of 10.58% compared to $0 for the same period in 2021 with no gross profit margin.

Gross loss for the six months ended June 30, 2022 was $138,899 with a gross profit margin of 2.15% compared to $0 for the same period in 2021 with no gross profit margin.

Operating Expenses

Selling, general and administrative expenses for three months ended June 30, 2022 increased by $1,007,239, or 1,058%, to $1,102,404 from $95,165 for the three months ended June 30, 2021. The increase primarily consisted of an increase to the operations from our various acquisitions.

Selling, general and administrative expenses for six months ended June 30, 2022 increased by $1,955,760, or 1,566%, to $2,080,613 from $124,853 for the six months ended June 30, 2021. The increase primarily consisted of an increase to the operations from our various acquisitions.

Payroll related expenses for three months ended June 30, 2022, increased to $1,376,176 from $0 for the three months ended June 30, 2021. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Payroll related expenses for six months ended June 30, 2022, increased to $3,348,244 from $0 for the six months ended June 30, 2021. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Professional fees for the three months ended June 30, 2022, increased by $1,333,980 to $1,480,599 from $146,619 for the three months ended June 30, 2021. This increase primarily consisted of increased legal expenditures associated with the increase in litigation.

Professional fees for the six months ended June 30, 2022, increased by $2,797,730 to $3,018,702 from $220,972 for the six months ended June 30, 2021. This increase primarily consisted of increased legal expenditures associated with the increase in litigation.

Depreciation and amortization for three months ended June 30, 2022, decreased by $5,352 to $7,405 from $12,757 for the three months ended June 30, 2021. This decrease is primarily due to the change in the exchange rate used to calculate the depreciable assets we acquired from new acquisitions in other countries.

Depreciation and amortization for six months ended June 30, 2022, increased by $210,505 to $236,019 from $25,514 for the six months ended June 30, 2021. This increase is primarily due to the increase in depreciable assets we acquired from new acquisitions.

Other Income (Expense)

For the three months ended June 30, 2022, we had other expense of $688,121 compared to other income of $178,134 for the same period in 2021, an increase in expense of $866,255. This increase in other income primarily consisted of changes of $501,431 of restructuring costs, $316,391 decrease in the fair value of the Company’s derivative instruments, $227,887 of loss on foreign currency exchange rate variance, and a decrease in interest expense of $318,069 due to changes in borrowings associated with acquisitions.

For the six months ended June 30, 2022, we had other expense of $1,025,164 compared to other income of $285,808 for the same period in 2021, an increase in expense of $1,310,972. This increase in other income primarily consisted of changes of $501,431 of restructuring costs, $160,340 decrease in the fair value of the Company’s derivative instruments, $208,033 of loss on foreign currency exchange rate variance, an increase in interest expense of $132,272 due to changes in borrowings associated with acquisitions.

Net Loss

As a result of the above, we reported a net loss of $4,185,572 and $185,607 for the three months ended June 30, 2022 and 2021, respectively.

As a result of the above, we reported a net loss of $9,569,843 and $237,481 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three months ended June 30, 2022, we had $12,415,875 in new cash proceeds compared to the three months ended June 30, 2021, when we had $1,102,700 in new cash proceeds.

As of June 30, 2022, we had cash of $2,512,668, compared to $148,562 as of June 30, 2021. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of June 30, 2022, our current liabilities exceeded our current assets by $8,585,281.

Several of our significant operating subsidiaries have borrowed funds from DarkPulse. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax, legal and other considerations.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from financing activities, and our principal cash requirements include loans to our operating subsidiaries, operating expenses, and capital expenditures,

For the remaining 12 month period ending June 30, 2023, we project that our subsidiaries will begin to operate with their own operating activities and reduce their dependency on the financing activities of DarkPulse.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows From Operating Activities

During the six months ended June 30, 2022, net cash used by operating activities was $12,565,057, resulting from our net loss of $9,569,843 and an increase in expenses related to our convertible notes payables, including increase in inventory of $805,960 and operating lease liabilities of $315,285. These increases were offset by a decrease in derivative liability of $167,156, decrease in accounts payable and accrued expenses of $3,120,422 and an increase from restructuring costs of $465,681, decrease in accounts receivable of $550,803, increase in unbilled revenue of $218,371 and increase in contract liability of $1,264,350.

By comparison, during the six months ended June 30, 2021, net cash used by operating activities was $712,611, resulting from our net loss of $237,481 partially offset by non-cash expenses totaling $361,545 and decreases in accounts payable and accrued liabilities of $113,585.

Cash Flows From Investing Activities

During the six months ended June 30, 2022, we had net cash used in investing activities of $503,409. During the six months ended June 30, 2021, net cash used by investing activities was $91,864.

Cash Flows From Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $12,415,875 which was comprised of proceeds from the sale of common stock from offering of $12,415,875. During the six months ended June 30, 2021, net cash used by financing activities was $952,700, which was comprised of proceeds from issuance of convertible notes payable of $1,102,700 less repayment of notes payable of $150,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2022. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Carebourn Capital, L.P. v. DarkPulse, Inc.

On July 11, 2022, the Court denied Carebourn’s motion to compel DPLS to produce a privilege log. On July 15, 2022, the Court denied Carebourn’s motion to disqualify or, in the alternative, seek limited discovery of DPLS’ legal counsel, consisting of the Taft Stettinius & Hollister LLP and The Basile Law Firm P.C. On July 27, 2022, Carebourn paid $18,858.18 for attorneys’ fees awarded pursuant to the Court’s April 14, 2022 decision on the Company’s motion to compel Carebourn.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

On July 11, 2022, the Court denied More’s motion for summary judgment against the Company and granted DarkPulse’s motion to compel More. The Court directed More to produce all responsive documents to certain requests for production served by DarkPulse within seven days thereof.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman (SDNY)

On May 26, 2022, the FirstFire Parties filed their motion to dismiss the Company’s first amended complaint, filed on May 5, 2022, and opening memorandum of law in support thereof. On June 16, 2022, the Company filed its memorandum of law in opposition to the FirstFire Parties’ motion to dismiss, and on June 30, 2022, the FirstFire Parties filed their memorandum of law in reply and further support of their motion to dismiss.

As of the date hereof, the FirstFire Parties’ motion to dismiss is fully submitted to the Court.

On May 26, 2022, the FirstFire Parties requested oral arguments on their motion to dismiss. As of the date hereof, oral arguments have not been scheduled and, further, no decision has been rendered on the FirstFire Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organizations Act.

DarkPulse, Inc. v. EMA Financial, LLC et al

On June 22, 2022, the EMA Parties filed their motion to dismiss the Company’s first amended complaint, filed on March 28, 2022, and opening memorandum of law in support thereof. On July 13, 2022, the Company filed its memorandum of law in opposition to the EMA Parties’ motion to dismiss, and on July 22, 2022, the EMA Parties filed their memorandum of law in reply and further support of their motion to dismiss. As of the date hereof, no decision has been on the EMA Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organizations Act.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On May 20, 2022, Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More”) (Carebourn and More, together, the “MN Noteholders”) commenced an action in the United States District Court for the District of Utah against (i) Standard Registrar and Transfer Co., Inc. (“Standard”), (ii) Amy Merrill (“Merrill”) (Standard and Merrill, together, the “TA Defendants”), (iii) DarkPulse, Inc., (iv) Dennis O’Leary (“O’Leary”), (v) Thomas Seifert (“Seifert”), (vi) Carl Eckel (“Eckel”), (vii) Anthony Brown (“Brown”), and (viii) Faisal Farooqui (“Farooqui”) (DarkPulse, O’Leary, Seifert, Eckel, Brown, and Farooqui, collectively, the “DPLS Defendants”). The MN Noteholders’ complaint alleges, among other things, that the TA Defendants and DPLS Defendants conspired together and acted in unison to preclude the MN Noteholders’ from receiving the benefits of the convertible note transactions between Carebourn, More, and DarkPulse.

On July 5, 2022, the TA Defendants filed their motion to dismiss the MN Noteholders’ complaint. Pursuant to the local rules of the U.S. Dist. Court for the District of Utah, the MN Noteholders must reply to the TA Defendants’ motion to dismiss on or before August 2, 2022. As of the date hereof, the DPLS Defendants have not been served and, thus, no deadline exists by which the DPLS Defendants must answer or otherwise respond to the MN Noteholders’ complaint.

The Company intends to vigorously defend itself against the MN Noteholders’ lawsuit.

DarkPulse, Inc. v. Brunson Chandler Jones et al

On July 8, 2022, the Company commenced an action against the law firm of Brunson Chandler & Jones, PLLC and Lance B. Brunson (“Chandler Defendants”) in the United States District Court for the District of Utah. The Company’s claims, consisting of professional negligence/malpractice and breach of contract, arise from the legal services and relationship between DarkPulse and the Chandler Defendants and in connection with the merger between DarkPulse, DarkPulse Technologies Inc., and Klever Marketing, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

GHS Equity Lines

Pursuant to the Equity Financing Agreement, on June 16, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 23,799,766 shares of Common Stock for total proceeds to us, net of discounts, of $402,086, at an effective price of $0.018584 per share (the “Eleventh EFA Closing”). We received approximately $360,852 in net proceeds from the Eleventh EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the Eleventh EFA Closing for working capital and for general corporate purposes.

On May 27, 2022, we entered the EFA with GHS.

Pursuant to the EFA, on June 24, 2022, we and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from us, 38,391,106 shares of Common Stock for total proceeds to us, net of discounts, of $643,539, at an effective price of $0.01978 per share (the “1st EFA Closing”). We received approximately $578,160 in net proceeds from the 1st EFA Closing after deducting the fees and other estimated offering expenses payable by us. We used the net proceeds from the 1st EFA Closing for working capital and for general corporate purposes.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $104,563 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to these transactions.

Series A Preferred Stock Issuance

On June 24, 2022, pursuant to the Employment Agreement dated effective April 1, 2022 with Dennis O’Leary, our CEO, we issued 100 shares of Series A Preferred Stock to Mr. O’Leary.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no commissions paid pursuant to this transactions.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Consulting Agreement dated June 1, 2022 with Dr Ehab M. Eldemeri
10.2*	Employment Agreement dated effective April 1, 2022 with Dennis O’Leary
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: August 10, 2022	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

