Form 10-Q
period 2022-09-30
DarkPulse, Inc.
filed 2022-11-04
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on November 4, 2022, was 6,176,390,489.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	September 30,
	2022 (unaudited)	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash	$5,967,984	$3,658,846
Accounts receivable, net	3,531,244	4,223,990
Inventory	260,613	865,019
Unbilled revenue	319,025	497,773
Other current assets	868,597	181,000
TOTAL CURRENT ASSETS	10,947,463	9,426,628

NON-CURRENT ASSETS:
Property and equipment, net	1,712,950	1,787,824
Operating lease right-of-use assets	2,654,676	2,620,993
Patents, net	304,691	342,962
Intangible assets	3,098,379	3,886,588
Goodwill	15,286,010	17,088,501
Other assets, net	347,864	282,884
TOTAL NON-CURRENT ASSETS	23,404,570	26,009,752

TOTAL ASSETS	$34,352,033	$35,436,380

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,048,227	$7,844,271
Convertible notes, net	378,263	378,263
Notes payable	2,000,000	2,000,000
Customer deposits	1,907,404	2,802,809
Derivative liability	296,308	533,753
Contract liabilities	4,050,438	3,216,562
Operating lease liabilities - current	1,779,238	364,105
Other current liabilities	2,802,374	2,407,750

TOTAL CURRENT LIABILITIES	17,262,252	19,547,513

NON-CURRENT LIABILITIES:
Secured debenture	1,090,827	1,172,364
Operating lease liabilities – non-current	1,145,908	2,474,530
Other liabilities – non-current	582,240	676,331
TOTAL NON-CURRENT LIABILITIES	2,818,975	4,323,225

TOTAL LIABILITIES	20,081,227	23,870,738

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY:
Preferred stock - Series A (par value $0.01; 100 shares authorized; 100 and 0 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1	–
Convertible preferred stock - Series D (par value $0.01; 100,000 shares authorized; 88,235 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	883	883
Common stock (par value $0.0001), 20,000,000,000 shares authorized, 6,145,852,186 and 5,197,821,885 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	614,586	519,782
Treasury stock, 100,000 shares at September 30, 2022 and December 31, 2021	(1,000)	(1,000)
Paid-in capital in excess of par value	44,148,174	20,248,703
Non-controlling interest in variable interest entity and subsidiary	2,358,227	2,358,227
Accumulated other comprehensive income	(3,198,065)	(284,463)
Accumulated deficit	(29,652,000)	(11,276,490)

TOTAL STOCKHOLDERS’ EQUITY	14,270,806	11,565,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,352,033	$35,436,380

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

REVENUE	$1,431,104	$3,500,970	$7,884,480	$3,500,970
COST OF GOODS SOLD	5,804,875	2,767,239	12,119,352	2,767,239
GROSS PROFIT	(4,373,771)	733,731	(4,234,872)	733,731

OPERATING EXPENSES:
Selling, general and administrative	1,498,717	406,940	3,579,326	531,793
Salaries, wages and payroll taxes	1,760,531	1,007,453	5,108,775	1,007,453
Professional fees	1,471,264	1,680,600	4,489,966	1,901,572
Depreciation and amortization	597,970	91,222	833,989	116,736
Debt transaction expenses	–	33,000	–	184,950
TOTAL OPERATING EXPENSES	5,328,482	3,219,215	14,012,056	3,742,504

NET OPERATING LOSS	(9,702,253)	(2,485,484)	(18,246,928)	(3,008,773)

OTHER INCOME (EXPENSE):
Interest income (expense)	168,846	(320,706)	(349,758)	(671,290)
Gain on the forgiveness of debt	231,377	785,240	267,127	785,240
Restructuring costs	–	–	(501,431)	–
Change in fair market of derivative liabilities	70,289	(251,133)	237,445	76,363
Gain/(Loss) on convertible notes	–	432,893	–	741,789
Foreign currency exchange rate variance	426,073	152,361	218,039	152,360
TOTAL INCOME (EXPENSE)	896,585	798,655	(128,578)	1,084,462

NET LOSS	(8,805,668)	(1,686,829)	(18,375,506)	(1,924,311)
Net loss attributable to noncontrolling interests in variable interest entity and subsidiary	92,571	15,838	(255,835)	15,838
Net loss attributable to Company stockholders	$(8,898,239)	$(1,702,667)	$(18,119,671)	$(1,940,149)

LOSS PER SHARE:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,840,449,453	4,835,935,495	5,539,124,247	4,679,197,410
Diluted	5,840,449,453	4,835,935,495	5,539,124,247	4,679,197,410

See accompanying notes to consolidated financial statements.

4

DARKPULSE, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

NET LOSS	$(8,805,668)	$(1,686,829)	$(18,375,506)	$(1,924,311)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Foreign Exchange	(1,956,159)	26,539	(2,913,602)	(7,524)
COMPREHENSIVE LOSS	$(10,761,827)	$(1,660,290)	$(21,289,108)	$(1,931,835)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2022 and 2021

(unaudited)

	Preferred Stock, Series A		Preferred Stock, Series D		Common Stock		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Stock

Balance, December 31, 2021	–	$–	88,235	$883	5,197,821,885	$519,782	$(1,000)
Common stock issued for cash	–	–	–	–	200,121,061	20,012	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2022	–	$–	88,235	$883	5,397,942,946	$539,794	$(1,000)
Common stock issued for cash	–	–	–	–	192,488,404	19,250	–
Common stock issued for TerraData acquisition	–	–	–	–	3,725,386	373	–
Stock based compensation	100	1	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, June 30, 2022	100	$1	88,235	$883	5,594,156,736	$559,417	$(1,000)
Common stock issued for cash	–	–	–	–	551,695,450	55,169	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, September 30, 2022	100	$1	88,235	$883	6,145,852,186	$614,586	$(1,000)

	Paid in Capital in Excess of Par	Non- Controlling Interest in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Value	Subsidiary	Income	Deficit	Equity

Balance, December 31, 2021	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Common stock issued for cash	7,679,988		–	–	7,700,000
Foreign currency adjustment	–	–	(219,569)	–	(219,569)
Net loss	–	–	–	(5,384,270)	(5,384,270)
Balance, March 31, 2022	$27,928,691	$2,358,227	$(504,032)	$(16,660,760)	$13,661,803
Common stock issued for cash	4,696,625		–	–	4,715,875
Common stock issued for TerraData acquisition	199,627	–	–	–	200,000
Stock based compensation	(1)	–	–	–	–
Foreign currency adjustment	–	–	(737,874)	–	(737,874)
Net loss	–	–	–	(4,185,572)	(4,185,572)
Balance, June 30, 2022	$32,824,943	$2,358,227	$(1,241,906)	$(20,846,332)	$13,654,232
Common stock issued for cash	11,323,231		–	–	11,378,400
Foreign currency adjustment	–	–	(1,956,159)	–	(1,956,159)
Net loss	–	–	–	(8,805,668)	(8,805,668)
Balance, September 30, 2022	$44,148,174	$2,358,227	$(3,198,065)	$(29,652,000)	$14,270,806

DARKPULSE, INC.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2022 and 2021

(unaudited)

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

DARKPULSE, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,375,506)	$(1,924,311)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	833,990	116,736
Amortization of loan acquisition costs	–	(480,450)
Stock based loan acquisition costs	–	649,334
Gain on the extinguishment of debt	(267,127)	(785,240)
Restructuring costs	501,431	–
Operating lease expense	(33,683)	(90,946)
Amortization of debt discount	–	404,087
Derivative liability	(237,445)	(741,789)
Changes in operating assets and liabilities:
Accounts receivable	692,746	(893,366)
Inventory	604,406	410,836
Unbilled revenue	178,748	(563,555)
Contract liability	833,876	(1,439,504)
Other current assets	(730,370)	–
Customer deposits	(895,405)	1,634,397
Accounts payable and accrued expenses	(2,949,406)	(4,362,016)
Operating lease liabilities	86,511	1,398,068
Other current liabilities	300,533	(778,874)
Net cash used by operating activities	(19,456,701)	(7,446,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(529,330)	(78,662)
Business acquisitions, net of cash received	–	(152,683)
Deposits		(124,000)
Investment in patents	(64,980)	(191,420)
Net cash used by investing activities	(594,310)	(546,765)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from offering	23,794,275	8,000,000
Proceeds from convertible notes payable	–	1,102,700
Payments on convertible notes		(384,600)
Proceeds from notes payable	–	2,000,000
Net cash provided by financing activities	23,794,275	10,718,100
NET INCREASE (DECREASE) IN CASH	3,743,264	2,724,742
Effect of exchange rate on cash	(1,434,126)	(160,587)
CASH, beginning of period	3,658,846	337
CASH, end of period	$5,967,984	$2,564,492

Non-cash finance and investing activities for the nine months ended September 30:
Stock issued for acquisition of TerraData	$200,000	$–
Stock issued for convertible notes payable and accrued interest	–	181,560
Issuance of common stock for Wildlife Specialists		750
Issuance of common stock for Remote Intelligence		750
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended September 30:
Interest	$–	$–
Income taxes	$–	$–

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2022, and the results of operations for three and nine months and cash flows for the nine months ended September 30, 2022 have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2022, the Company reported a net loss of $18,375,506. As of September 30, 2022, the Company’s current liabilities exceeded its current assets by $6,314,789. As of September 30, 2022, the Company had $5,967,984 of cash.

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

The relevant translation rates are as follows: for the periods ended September 30, 2022 closing rate at 1.113030 USD:GBP, average rate at 1.259161 USD:GBP and for the year ended December 31, 2021 closing rate at 1.353583 USD: GBP, average rate at 1.375671 USD:GBP.

The relevant translation rates are as follows: for the periods ended September 30, 2022 closing rate at 1.3751 CAD:USD, average rate at 1.3213 CAD:USD and for the year ended December 31, 2021 closing rate at 1.2794 CAD:USD, average rate at 1.2534 CAD:USD.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At September 30, 2022 and December 31, 2021, we had contract liabilities of $4,050,438 and $3,216,562, respectively.

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

Restructuring Costs

The Company accounts for settlement of employment contracts and one-time salary expenses, such as severance, as restructuring costs when incurred due to specific restructuring event. For the quarter ended September 30, 2022, the Company recognized $501,431 related to the settlement of employment contracts and severance due to employment changes in our subsidiary, Optilan.

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

For the nine months ended September 30, 2022, there were no stock options outstanding. For the nine months ended September 30, 2022, common stock equivalents related to convertible preferred stock and convertible debt have not been included in the calculation of diluted loss per common share because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share. There are 28,316,441 common shares reserved for the potential conversion of the Company's convertible debt.

Recently Issued Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$1,431,104	$3,500,970	$7,884,480	$3,500,970
Services and products transferred over time	–	–	–	–
Total revenue	$1,431,104	$3,500,970	$7,884,480	$3,500,970

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue by products and services:
Products	$154,534	$1,533,377	$1,246,610	$1,533,377
Services	1,276,570	1,967,593	6,619,870	1,967,593
Total revenue	$1,431,104	$3,500,970	$7,884,480	$3,500,970

Revenue by geographic destination consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue by geography:
North America	$590,028	$1,533,377	$1,124,462	$1,533,377
International	841,076	1,967,593	6,760,018	1,967,593
Total revenue	$1,431,104	$3,500,970	$7,884,480	$3,500,970

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of September 30, 2022, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2021	$3,216,562
Additions through advance billings to or payments from vendors	4,192,899
Revenue recognized from current period advance billings to or payments from vendors	(3,359,023)
Balance at September 30, 2022	$4,050,438

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accounts receivable	$3,531,244	$4,223,990
Less: Allowance for doubtful accounts	–	–
Total accounts receivable	$3,531,244	$4,223,990

NOTE 4 – INVENTORY

Inventory consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Raw materials	$162,835	$416,180
Work in progress	54,182	436,891
Finished goods	43,596	11,948
Total inventory	260,613	865,019
Reserve	–	–
Total inventory, net	$260,613	$865,019

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Property and equipment	$2,041,701	$1,867,794
Leasehold improvements	46,934	42,396
	2,088,635	1,910,190
Less - accumulated depreciation	(375,685)	(122,366)
	$1,712,950	$1,787,824

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accounts payable	$3,288,094	$7,209,945
Accrued liabilities	760,133	634,326
Total accounts payable and accrued expenses	$4,048,227	$7,844,271

NOTE 7 – LEASES

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of September 30, 2022:

Operating leases	September 30, 2022

Assets
ROU operating lease assets	$2,654,676

Liabilities
Current portion of operating lease	$1,779,238
Operating lease, net of current portion	$1,145,908
Total operating lease liabilities	$2,925,146

The weighted average remaining lease term and weighted average discount rate at September 30, 2022 were as follows:

Weighted average remaining lease term (years)	September 30, 2022
Operating leases	7.53
Weighted average discount rate
Operating leases	6.00%

Operating Leases

On March 9, 2022, the Company entered into an operating lease agreement to rent office space in Houston, Texas. This ten-year agreement commenced March 9. 2022 with an annual rent of approximately $81,000 with the first twelve months rent free.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2022:

2022	122,777
2023	512,373
2024	497,411
2025	506,716
2026 and later	2,039,800
Total lease payments	3,679,077
Less imputed interest	(753,931)
Total lease obligations	2,925,146
Less current obligations	(1,779,238)
Long-term lease obligations	$1,145,908

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

Total
Balance at December 31, 2021	$17,088,501
Exchange rate variation	(1,802,491)
Balance at September 30, 2022	$15,286,010

Intangible Assets - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of September 30, 2022, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the nine months ended September 30, 2022 and 2021, the Company amortized $38,271 and $38,271, respectively. Future amortization of intangible assets is as follows:

2022	$12,757
2023	51,028
2024	51,028
2025	51,028
2026	51,028
Thereafter	87,822
Total	$304,691

NOTE 9 – DEBT AGREEMENTS

Secured Debenture

DPTI issued a convertible Debenture to the University in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same C$1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of Canadian $42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required by April 24, 2018. The principal repayment amounts will be due yearly over a six-year period in the amount of Canadian Dollars $62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on September 30, 2022, the quarterly principal repayment amounts will be US$49,750. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian $1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The amounts recorded as an unrealized loss for the three months ended September 30, 2022 and 2021, were $74,538 and $26,539 respectively. These amounts are included in Accumulated Other Comprehensive Loss in the Equity section of the consolidated balance sheet, and as Unrealized Loss on Foreign Exchange on the consolidated statement of comprehensive loss. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018.

For the nine months ended September 30, 2022, and 2021, the Company recorded interest expense of $36,307 and $39,001, respectively.

As of September 30, 2022 the debenture liability totaled $1,090,827, all of which was long term.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending September 30,
2023	$–
2024	–
2025	–
2026	–
2027 and after	1,090,827
Total	$1,090,827

Convertible Debt Securities

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2022. Management determined the expected volatility of 124.08%, a risk-free rate of interest of 4.05%, and contractual lives of the debt of three months. The table below details the Company's four outstanding convertible notes, with totals for the face amount, amortization of discount, initial loss, change in the fair market value, and the derivative liability.

	Face	Debt	Initial	Change	Derivative Balance
	Amount	Discount	Loss	in FMV	9/30/2022
	$90,228	$–	$58,959	$(16,827)	$68,965
	162,150	–	74,429	(30,240)	123,938
	72,488	–	11,381	(13,519)	55,405
	53,397	–	7,850	(9,706)	48,000
Subtotal	378,263	–	152,619	(70,292)	296,308
Transaction expense	–	–	–	–	–
	$378,263	$–	$152,619	$(70,292)	$296,308

As of September 30, 2022 and December 31, 2021 respectively, there was $378,263 and of convertible debt outstanding, net of debt discount of $0. As of September 30, 2022 and December 31, 2021 respectively, there was a derivative liability of $296,308 and $533,753 related to convertible debt securities.

NOTE 10 - STOCKHOLDERS' EQUITY

As of September 30, 2022, there were 6,145,852,186 shares of common stock and 88,335 shares of preferred stock issued and outstanding.

Preferred Stock

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2022, and December 31, 2021, there were 88,335 and 88,235, respectively total preferred shares issued and outstanding for all classes.

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

During the three months ended September 30, 2022, the Company issued 100 shares of Series A preferred stock.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,145,852,186 and 5,197,821,885 common shares issued and outstanding.

During the three months ended September 30, 2022, the Company issued the following shares of common stock:

On July 1, 2022, the Company issued 33,525,465 shares of common stock for $556,750.

On July 11, 2022, the Company issued 32,756,532 shares of common stock for $556,750.

On July 20, 2022, the Company issued 29,386,519 shares of common stock for $556,750.

On July 28, 2022, the Company issued 35,884,040 shares of common stock for $556,750.

On August 10, 2022, the Company issued 44,505,857 shares of common stock for $680,110.

On August 18, 2022, the Company issued 54,574,909 shares of common stock for $948,863.

On August 25, 2022, the Company issued 105,255,759 shares of common stock for $2,264,961.

On August 30, 2022, the Company received 33,898,377 shares of common stock for cancellation from a previous note holder.

On September 2, 2022, the Company issued 140,073,757 shares of common stock for $3,000,000.

On September 14, 2022, the Company issued 79,092,686 shares of common stock for $1,757,466.

On September 30, 2022, the Company issued 30,538,303 shares of common stock for $500,000.

Stock Options

During the three months ended September 30, 2022, the Company did not issue any stock options and had no stock options outstanding at September 30, 2022.

Public Offerings

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

Below is a table of all puts made by the Company under the Equity Financing Agreement during 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/22	23,372,430	$1,150,000	$0.054124	$1,033,975
1/21/22	33,454,988	$1,150,000	$0.037812	$1,033,975
2/7/22	16,040,411	$500,000	$0.0342884	$448,975
3/23/22	29,257,395	$1,500,000	$0.056396	$1,348,975
4/11/22	23,746,816	$1,000,000	$0.04211091	$898,975
5/3/22	29,522,276	$1,000,000	$0.03387273	$898,975
5/13/22	26,100,979	$556,750	$0.0213306	$500,050
5/23/22	25,025,540	$556,750	$0.0222473	$500,050
6/1/22	25,901,921	$556,750	$0.02149454	$500,050
6/16/22	23,799,766	$402,086	$0.018584	$360,852

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

Below is a table of all puts made by the Company under the EFA during 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
6/24/22	38,391,106	$643,539	$0.01978	$578,160
7/1/22	33,525,465	$556,750	$0.019596	$500,050
7/11/22	32,756,532	$556,750	$0.01699661	$550,050
7/20/22	29,386,519	$556,750	$0.01894558	$550,050
7/28/22	35,884,040	$556,750	$0.018308	$500,050
8/10/22	44,505,857	$680,109	$0.015281	$611,073
8/18/22	54,574,909	$948,863	$0.017386441	$852,952
8/25/22	105,255,759	$2,264,961	$0.021518644	$2,128,038
9/2/22	140,073,757	$3,000,000	$0.021417288	$2,788,975
9/14/22	79,092,686	$1,757,466	$0.022220339	$1,757,466
9/30/22	30,538,303	$500,000	$0.0163729	$463,975

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

During the nine months ended September 30, 2022 and 2021, certain executives of the Company received $270,000 in Directors fees from Optilan for being members of Optilan’s Board of Directors with an additional $90,000 accrued but unpaid.

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

On October 21, 2022, the Company filed a petition against Twitter, Inc. in the Supreme Court of the State of New York County of New York to compel disclosure of the owner(s) and operator(s) of two certain Twitter accounts: “Mike Wood” (@MIKEWOOD) and “Bull Meechum” (@BullMeechum3). The petition seeks disclosure of the owner(s) and operator(s) of the aforementioned accounts so the Company can commence an action against such individuals for damages arising from false, misleading, and untrue statements made by the same.

On October 25, 2022, the court signed an order to show cause directing Twitter to show cause on or before November 4, 2022 as to why an order compelling disclosure of the identities of the owner(s) / operator(s) of the @MIKEWOOD and @BullMeechum3 Twitter accounts should not be made.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) in Minnesota State Court. There are no material updates to this litigation.

The Company remains committed to actively litigating its affirmative defenses and claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with More Capital, LLC (“More”) in Minnesota State Court. There are no material updates to this litigation.

The Company remains committed to actively litigating its affirmative defenses and claims for relief under the Securities Exchange Act of 1934.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, on September 10, 2021, Stephen Goodman, Mark Banash, and David Singer (“Former Officers”) commenced suit against the Company in Arizona Superior Court, Maricopa County.

As of the date hereof, the Company is engaged in settlement negotiations with the Former Officers.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”).

As previously disclosed therein, the FirstFire Parties’ motion to dismiss the Company’s first amended complaint has been fully submitted to the Court. On May 26, 2022, the FirstFire Parties requested oral arguments on their motion to dismiss. As of the date hereof, oral arguments have not been scheduled and, further, no decision has been rendered on the FirstFire Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”).

As of July 22, 2022, the EMA Parties’ motion to dismiss the Company’s first amended complaint is fully submitted. As of the date hereof, no decision has been rendered on the EMA Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and Racketeer Influenced and Corrupt Organizations Act.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 12, 2022 the Company entered into and closed the Purchase Agreement pursuant to which the Company purchased 2,623,120 shares of Class B Common Stock and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of Class A Common Stock of Gladstone Acquisition Corp., a Delaware corporation (NASDAQ: GLEE) (the "SPAC"), from Gladstone Sponsor, LLC ("Original Sponsor") for $1,500,000 (the “Purchase Price”).

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC.

On October 14, 2022, the Company and GHS agreed that the Company would issue and sell to GHS, and GHS would purchase from the Company, 30,538,303 shares of Common Stock for total proceeds to the Company, net of discounts, of $500,000, at an effective price of $0.0140339 per share (the “Closing”). The Company received approximately $463,975 in net proceeds from the Closing after deducting the fees and other estimated offering expenses payable by the Company. The Company used the net proceeds from the Closing for working capital and for general corporate purposes.

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company” or “DarkPulse”), is a technology and research and development company focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA dark-pulse technology (the “DarkPulse Technology”), DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end-user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system in December 2020.

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

Below is a table of all puts made by the Company under the Equity Financing Agreement during 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/22	23,372,430	$1,150,000	$0.054124	$1,033,975
1/21/22	33,454,988	$1,150,000	$0.037812	$1,033,975
2/7/22	16,040,411	$500,000	$0.0342884	$448,975
3/23/22	29,257,395	$1,500,000	$0.056396	$1,348,975
4/11/22	23,746,816	$1,000,000	$0.04211091	$898,975
5/3/22	29,522,276	$1,000,000	$0.03387273	$898,975
5/13/22	26,100,979	$556,750	$0.0213306	$500,050
5/23/22	25,025,540	$556,750	$0.0222473	$500,050
6/1/22	25,901,921	$556,750	$0.02149454	$500,050
6/16/22	23,799,766	$402,086	$0.018584	$360,852

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

Below is a table of all puts made by the Company under the EFA during 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
6/24/22	38,391,106	$643,539	$0.01978	$578,160
7/1/22	33,525,465	$556,750	$0.019596	$500,050
7/11/22	32,756,532	$556,750	$0.01699661	$550,050
7/20/22	29,386,519	$556,750	$0.01894558	$550,050
7/28/22	35,884,040	$556,750	$0.018308	$500,050
8/10/22	44,505,857	$680,109	$0.015281	$611,073
8/18/22	54,574,909	$948,863	$0.017386441	$852,952
8/25/22	105,255,759	$2,264,961	$0.021518644	$2,128,038
9/2/22	140,073,757	$3,000,000	$0.021417288	$2,788,975
9/14/22	79,092,686	$1,757,466	$0.022220339	$1,757,466
9/30/22	30,538,303	$500,000	$0.0163729	$463,975

Going Concern Uncertainty

As shown in the accompanying financial statements, during the nine months ended September 30, 2022, the Company reported a net loss of $18,375,506. As of September 30, 2022, the Company’s current liabilities exceeded its current assets by $6,314,789. As of September 30, 2022, the Company had $5,967,984 of cash.

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

Foreign Currency Risk

In general, the Company is a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is a risk that the Company will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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

For the three months ended September 30, 2022, total revenues were $1,431,104 compared to $3,500,970 for the same period in 2021, a decrease of $2,069,866. This decrease primarily consisted of revenues of $841,876 from Optilan, $385,529 from Wildlife Specialists and $139,225 from TJM Electronics as well as $64,474 from the remaining subsidiaries.

For the nine months ended September 30, 2022, total revenues were $7,884,480 compared to $3,500,970 for the same period in 2021, an increase of $4,383,510. This increase primarily consisted of revenues of $6,760,818 from Optilan, $589,986 from Wildlife Specialists and $434,459 from TJM Electronics as well as $99,217 from the remaining subsidiaries.

Cost of Goods Sold and Gross Margin

For the three months ended September 30, 2022, cost of goods sold were $5,804,875 compared to $2,767,239 for the same period in 2021, an increase of $3,037,636. This increase primarily consisted of $2,500,000 of additional cost of goods sold related to a contract with National Grid (which was entered into prior to the Company’s acquisition of Optilan and valued at £25,411,720) that the Company’s subsidiary, Optilan, is in the final stages of completing after more than five years. The project took significantly longer to complete than originally quoted and unfortunately there was very little foresight to the magnitude of the loss. The Company believes that this is not a recurring issue with Optilan and/or its business model, but more specifically related to the factors surrounding this project which included but not limited to initial issues with the quote and the associated agreement, delays due to Covid-19 and current inflation rates. The Company has taken internal procedures during its bid process to assure that such practuces will not occur in the future.

For the nine months ended September 30, 2022, cost of goods sold were $12,119,352 compared to $2,767,239 for the same period in 2021, an increase of $9,352,113. This increase primarily consisted of $2,500,000 of additional cost of goods sold related to a contract with National Grid (which was entered into prior to the Company’s acquisition of Optilan and valued at £25,411,720) that the Company’s subsidiary, Optilan, is in the final stages of completing after more than five years. The project took significantly longer to complete than originally quoted and unfortunately there was very little foresight to the magnitude of the loss. The Company believes that this is not a recurring issue with Optilan and/or its business model, but more specifically related to the factors surrounding this project which included but not limited to initial issues with the quote and the associated agreement, delays due to Covid-19 and current inflation rates. The Company has taken internal procedures during its bid process to assure that such practuces will not occur in the future.

Gross margin for the three months ended September 30, 2022 was $(4,373,771) with a gross margin of (305.6)% compared to $733,731 for the same period in 2021 with a 21.0% gross margin.

Gross margin for the nine months ended September 30, 2022 was $(4,234,872) with a gross loss margin of (677.2)% compared to $733,731 for the same period in 2021 with a gross margin of 21.0%.

Operating Expenses

Selling, general and administrative expenses for three months ended September 30, 2022 increased by $1,091,777, or 268,.3%, to $1,498,717 from $406,940 for the three months ended September 30, 2021. The increase primarily consisted of an increase to the operations from our various acquisitions.

Selling, general and administrative expenses for nine months ended September 30, 2022 increased by $3,047,533, or 573.1%, to $3,579,326 from $531,793 for the nine months ended September 30, 2021. The increase primarily consisted of an increase to the operations from our various acquisitions.

Payroll related expenses for three months ended September 30, 2022, increased to $1,760,531 from $1,007,453 for the three months ended September 30, 2021. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Payroll related expenses for nine months ended September 30, 2022, increased to $5,108,775 from $1,007,453 for the nine months ended September 30, 2021. The increase primarily consisted of an increase to the numbers of employees inherited from our various acquisitions.

Professional fees for the three months ended September 30, 2022, decreased by $209,636 to $1,471,264 from $1,680,600 for the three months ended September 30, 2021. This decrease primarily consisted of decreased legal expenditures associated with the current decrease in litigation activity.

Professional fees for the nine months ended September 30, 2022, increased by $2,588,394 to $4,489,966 from $1,901,572 for the nine months ended September 30, 2021. This increase primarily consisted of increased legal expenditures associated with the increase in litigation.

Depreciation and amortization for three months ended September 30, 2022, increased by $506,748 to $597,970 from $91,222 for the three months ended September 30, 2021. This increase is primarily due to the increase in the depreciable assets we acquired from new acquisitions in other countries.

Depreciation and amortization for nine months ended September 30, 2022, increased by $717,253 to $833,989 from $116,736 for the nine months ended September 30, 2021. This increase is primarily due to the increase in depreciable assets we acquired from new acquisitions.

Other Income (Expense)

For the three months ended September 30, 2022, we had other expense of $896,585 compared to other expense of $798,655 for the same period in 2021, an increase in expense of $97,930. This increase in other income primarily consisted of a $70,289 decrease in the fair value of the Company’s derivative instruments, $426,073 of loss on foreign currency exchange rate variance, and a decrease in interest expense of $489,552 due to changes in borrowings associated with acquisitions.

For the nine months ended September 30, 2022, we had other income of $128,578 compared to other expense of $1,084,462 for the same period in 2021, a decrease in expense of $1,213,040. This increase in other income primarily consisted of changes of $501,431 of restructuring costs, $237,445 increase in the fair value of the Company’s derivative instruments, $218,039 of loss on foreign currency exchange rate variance, an decrease in interest expense of $321,532 due to changes in borrowings associated with acquisitions.

Net Loss

As a result of the above, we reported a net loss of $8,805,668 and $1,686,829 for the three months ended September 30, 2022 and 2021, respectively.

As a result of the above, we reported a net loss of $18,375,506 and $1,924,311 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three months ended September 30, 2022, we had $11,378,400 in new cash proceeds compared to the three months ended September 30, 2021, when we had no new cash proceeds.

As of September 30, 2022, we had cash of $5,967,984, compared to $2,564,492 as of September 30, 2021. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of September 30, 2022, our current liabilities exceeded our current assets by $6,314,789.

Several of our significant operating subsidiaries have borrowed funds from DarkPulse. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax, legal and other considerations.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from financing activities, and our principal cash requirements include loans to our operating subsidiaries, operating expenses, and capital expenditures,

For the remaining 12 month period ending September 30, 2023, we project that our subsidiaries will begin to operate with their own operating activities and reduce their dependency on the financing activities of DarkPulse.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows From Operating Activities

During the nine months ended September 30, 2022, net cash used by operating activities was $19,456,701, resulting from our net loss of $18,375,506 and an increase in expenses related to our inventory of $604,406 and operating lease liabilities of $86,511. These increases were offset by a decrease in derivative liability of $237,445, increase in accounts payable and accrued expenses of $2,949,406 and an increase from restructuring costs of $501,431, decrease in accounts receivable of $692,746, decrease in unbilled revenue of $178,748 and decrease in contract liability of $833,876.

By comparison, during the nine months ended September 30, 2021, net cash used by operating activities was $7,446,593, resulting from our net loss of $1,924,311 partially offset by an increase in non-cash expenses of stock based loan acquisition costs of $649,334 and the amortization of debt discount of $404,087 offset by gain on the extinguishment of debt of $785,240 and increases in accounts payable and accrued liabilities of $4,362,016 and contract liability of $1,439,504

Cash Flows From Investing Activities

During the nine months ended September 30, 2022, we had net cash used in investing activities of $594,310. During the nine months ended September 30, 2021, net cash used by investing activities was $546,765.

Cash Flows From Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $23,794,275 which was comprised of proceeds from the sale of common stock from offering of $23,794,275. During the nine months ended September 30, 2021, net cash used by financing activities was $10,718,100, which was comprised of proceeds from the sale of common stock from offering of $8,000,000, proceeds from issuance of convertible notes payable of $1,102,700 and proceeds from notes payable of $2,000,000 less repayment of notes payable of $384,600.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

DarkPulse, Inc. v. Twitter, Inc.

As disclosed in greater detail in the Company’s Form 10-K, filed April 15, 2022, the Company’s investigation of the Investor News matter remains ongoing.

On October 21, 2022, the Company filed a petition against Twitter, Inc. in the Supreme Court of the State of New York County of New York to compel disclosure of the owner(s) and operator(s) of two certain Twitter accounts: “Mike Wood” (@MIKEWOOD) and “Bull Meechum” (@BullMeechum3). The petition seeks disclosure of the owner(s) and operator(s) of the aforementioned accounts so the Company can commence an action against such individuals for damages arising from false, misleading, and untrue statements made by the same.

On October 25, 2022, the court signed an order to show cause directing Twitter to show cause on or before November 4, 2022 as to why an order compelling disclosure of the identities of the owner(s) / operator(s) of the @MIKEWOOD and @BullMeechum3 Twitter accounts should not be made.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) in Minnesota State Court. There are no material updates to this litigation.

The Company remains committed to actively litigating its affirmative defenses and claims for relief under the Securities Exchange Act of 1934.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with More Capital, LLC (“More”) in Minnesota State Court. There are no material updates to this litigation.

The Company remains committed to actively litigating its affirmative defenses and claims for relief under the Securities Exchange Act of 1934.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed November 15, 2021, on September 10, 2021, Stephen Goodman, Mark Banash, and David Singer (“Former Officers”) commenced suit against the Company in Arizona Superior Court, Maricopa County.

As of the date hereof, the Company is engaged in settlement negotiations with the Former Officers.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”).

As previously disclosed therein, the FirstFire Parties’ motion to dismiss the Company’s first amended complaint has been fully submitted to the Court. On May 26, 2022, the FirstFire Parties requested oral arguments on their motion to dismiss. As of the date hereof, oral arguments have not been scheduled and, further, no decision has been rendered on the FirstFire Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed August 10, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”).

As of July 22, 2022, the EMA Parties’ motion to dismiss the Company’s first amended complaint is fully submitted. As of the date hereof, no decision has been rendered on the EMA Parties’ motion to dismiss.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and Racketeer Influenced and Corrupt Organizations Act.

Item 1A. Risk Factors

Foreign Currency Risk

Optilan, our wholly-owned subsidiary which is responsible for a large portion of our revenues is located in the United Kingdom. Foreign sales of products and services are primarily denominated in the British pound sterling, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the EFA during the quarter ended September 30, 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
7/1/22	33,525,465	$556,750	$0.019596	$500,050
7/11/22	32,756,532	$556,750	$0.01699661	$550,050
7/20/22	29,386,519	$556,750	$0.01894558	$550,050
7/28/22	35,884,040	$556,750	$0.018308	$500,050
8/10/22	44,505,857	$680,109	$0.015281	$611,073
8/18/22	54,574,909	$948,863	$0.017386441	$852,952
8/25/22	105,255,759	$2,264,961	$0.021518644	$2,128,038
9/2/22	140,073,757	$3,000,000	$0.021417288	$2,788,975
9/14/22	79,092,686	$1,757,466	$0.022220339	$1,757,466
9/30/22	30,538,303	$500,000	$0.0163729	$463,975

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $889,517 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to these transactions.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Exclusive Commercial Agency Agreement dated July 27, 2022 with Gulf Automation Services & Oilfield Supplies Company [Gasos] LLC
10.2*	Membership Purchase Agreement dated August 24, 2022 with Remote Intelligence, Limited Liability Company Wildlife Specialists, LLC
10.3*	Membership Purchase Agreement dated August 24, 2022 with Wildlife Specialists, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: November 4, 2022	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

