Form 10-K
period 2022-12-31
DarkPulse, Inc.
filed 2023-06-23
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Yes ☐No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2022 was approximately $120,153,597. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of June 22, 2023, was 7,312,087,375.

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

Corporate Overview

Organization

DarkPulse, Inc. (“DarkPulse” or the "Company") is a technology-security company incorporated in 1989 as Klever Marketing, Inc. One of our principal wholly-owned subsidiaries, DarkPulse Technologies Inc. (“DPTI”), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. DPTI  is comprised of multiple security platforms: Patented Brillouin Optical Time Domain Analysis (“BOTDA”)  Fiber Optic sensor systems and Satellite Communications services.

On July 20, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware, changing the name of the Company to “DarkPulse, Inc.” We filed a corporate action notification with FINRA, and our ticker symbol was changed to “DPLS.”

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

Our Operating Units

Optilan

Founded in 1990, Optilan is an international leading independent security and communications systems integrator. Providing specialist technologies and techniques, Optilan helps to protect businesses and organizations from external threats in the telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security sectors. Headquartered in Warwick, United Kingdom with a 30-year history, Optilan’s customers trust it to keep the integrity of their assets safe and secure, by managing the life cycle delivery risk of Optilan’s solutions. By fostering a collaborative design approach to complex problems, Optilan provides innovative solutions, custom fit to even the most demanding of sites and scale of projects. Importantly, Optilan’s commitment to its safety culture remains unaverred, to ensure that everyone goes home safely every day. Optilan orchestrates business resilience with a suite of end-to-end solutions, combined with connectivity and professional service at a global level. Today's business environment is more dynamic than ever, with continuous change and disruption accepted as the new normal. Optilan complements its tailored, integrated expertise with a curated ecosystem of leading manufacturers, to achieve both high quality and enduring results. Optilan is proud to foster a unique culture full of talented individuals. Optilan’s sector focus ensures that its account teams are fully accredited in their operational areas. Optilan is committed to creating individually tailored solutions, using collaborative techniques and programming tools to deliver the networks of the future. Optilan has provided integrated solutions for leading oil and gas, industrial and energy companies around the world. As an industry leader in deploying communication networks with exceptional reliability, Optilan’s reputation for delivering the highest quality products remains unsurpassed. This spans mobile, broadband, security systems and customer premise works. Optilan’s professionals have the skill to adopt and embed its expertise into existing platforms, processes, and cultures, delivering exceptional value for its clients. Beyond Optilan’s operational scope, Optilan strives to consider the impact of its global footprint and mitigate associated environmental and sustainability risks. These factors combined set Optilan apart and establish why customers continue to trust and invest in Optilan’s services.

Remote Intelligence

Remote Intelligence (“RI”) provides unmanned aerial drone and unmanned ground crawler (“UGC”) services to a variety of clients in all markets, including, specifically: industrial mapping and ecosystem, search and rescue, and pipeline security. RI started in 2013 with a simple vision, to use the new and developing field of unmanned aerial vehicles to produce higher quality, safer, and more effective products for a variety of markets. RI strives to equip, educate and advance the use of the most advanced unmanned aerial systems and unmanned ground crawlers in the United States and around the world for commercial, government, and domestic use. RI’s top priorities are to find safe and ethical ways to use this new and exciting field of technology to make life better. RI provides holistic intelligence consultation and solutions including full-service methane detection and monitoring and quick, comprehensive site mapping and aerial inspection services. RI specializes in fully integrated, geo-rectified, 3D modeled mapping and artificial intelligence (“AI”) for industrial applications, specializing in the energy and environmental industries, with AI and live streaming capabilities anywhere in the world. RI also provides aerial survey, video inspection services, emergency support services, wildlife and habitat surveys, and comprehensive system design, training, and sales for both the commercial and private sectors. Integrating the latest tech solutions like artificial intelligence, RI is globally-connected with a base of operation in Wellsboro, Pennsylvania.

TerraData Unmanned

Comprised of a team with more than 30 years cumulative experience in the unmanned industry, TerraData Unmanned (“TerraData”) custom manufactures National Defense Authorization Act (“NDAA”) compliant drones and unmanned ground crawlers to meet the needs of its customers. TerraData has successfully delivered a custom drone platform per a customer’s specifications which exceeds current industry offering by more than 30 minutes. The team has manufactured, and successfully flight tested a Quad Copter drone with 1.5KG payload capabilities that delivers more than 60 minutes of continuous flight. This cutting-edge design is a combination of proprietary software and hardware. The custom platform offers NDAA compliant autopilot, communications links, Technical Standard Orders (“TSO”) certified GPS unit and ground control station. Future designs include integrating Real-Time Kinematic (“RTK”) for mapping, methane detectors, and true terrain following capabilities. There are also improvements scheduled that are intended to further extend the endurance and provide over 4KG of payload capacity, not including batteries. TerraData has also announced the research, development and successful testing of an autonomous crawler soon to be released to the market with methane and multi gas detection capabilities. Working seamlessly with its partners at DarkPulse and its subsidiary companies, TerraData can custom design, build and operate a system to meet our customers' needs 24 hours a day 365 days a year around the globe.

Wildlife Specialists

Wildlife Specialists (“WS”) was founded in 2007 to provide clients with comprehensive wildlife and environmental assessment, planning, and monitoring services. WS currently maintains two regional offices located in north central and southeastern Pennsylvania and is available to provide services to clients nationwide and around the globe. WS’ staff is made up of well-established professionals who have a wide range of experience in wildlife management, research, and monitoring at the local and statewide levels throughout the United States. In addition, WS has specific expertise in providing the full range of sensitive species and habitat assessments necessary for your development projects. WS’ mission is to provide consulting services that use the latest technology to produce the highest quality results compatible with its clients’ management goals and the appropriate protocols developed by state and federal wildlife management agencies. WS is fully insured to industry standards and committed to the safety of its staff, clients, and the public. WS has maintained safety certification through ISNetWorld and other third-party certifiers. WS is also officially PennDOT, General Services Administration (“GSA”), Small Business, and HUBZone certified.

TJM West Electronics

TJM West Electronics (“TJM”) is an ISO9001 and AS9100 certified electronics and electro-mechanical assembly operation. TJM operates out of a high tech, 20,000 sq. ft. facility in Tempe, Arizona. TJM’s assembly team is trained to IPC 610 and J-STD-001 standards, Class 2 and 3. TJM has been in business since 1999. TJM’s latest website was developed to be a customer interface for rapid costing, build scheduling, open order status, and complete manufacturing history data records. Registered users can enter build and fabrication parameters for quantities of 2-20 units. TJM’s calculator provides itemized labor, printed circuit board (“PCB”) fabrication cost and delivery. Registered users can also access factory floor for the updated status and delivery date of open orders, a review of configuration, quotes and full quality history database.

As a U.S. manufacturer and test of advanced electronics, cables and sub-assemblies, TJM specializes in advanced package and complex confidential architecture (“CCA”) and hardware. Certified to space and flight AS9100D, TJM has over 20 years supplying ultra-high reliability, and fully documented electronic hardware. Per aerospace management standard AS9100D, TJM maintains all material certifications, process and measurement reports electronically as part of a complete quality history record. Manufacturing PCB design services on the most popular platforms including Cadence, Altium, and Mentor, TJM designs output data that integrates seamlessly to its automated manufacturing line. From test development in circuit test (“ICT”) to functional and burn-in, TJM develops a test plan and hardware system to deliver your 100% verified product. Low cost, high reliability manufacturing is the net result of quality planning, optimizing automation technology, operational efficiency, and communication. TJM provides a high value, low-cost domestic solution to replace offshore manufacturing.

Acquisitions

On August 9, 2021, we entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2  Limited, pursuant to which we purchased from the sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”), for £1.00. In connection with the acquisition, the Company acquired $14,828,459 in assets and assumed liabilities totaling $25,179,320. As a result of the transaction, Optilan became a wholly-owned subsidiary of the Company. See Note 4 – BUSINESS ACQUISITIONS to the audited financial statements for the years ended December 31, 2022 and 2021 on page F-20 herein.

On August 30, 2021, we closed two separate Membership Interest Purchase Agreements with RI and WS pursuant  to which we agreed to pay to the majority stockholder of each of RI and WS an aggregate of 15,000,000 shares of our Common Stock, $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. As a result of the transactions, RI and WS each became subsidiaries of the Company with the respective non-controlling interests recoded on the consolidated balance sheets.

On September 8, 2021, we entered into and closed the Stock Purchase Agreement with TJM and TJM’s stockholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000, subject to adjustments as defined in the Stock Purchase Agreement. As a result of the transaction, TJM became a wholly-owned subsidiary of the Company.

Effective October 1, 2021, we entered into and closed the Membership Purchase Agreement with TerraData and Justin Dee, the sole stockholder of TerraData, pursuant to which we agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of our Common Stock and $400,000, subject to adjustments as defined in the Membership Purchase Agreement, to be paid within 12 weeks of closing. As a result of the transaction, TerraData became a subsidiary of the Company.

Global System Dynamics, Inc.

On December 14, 2022, we entered into a Business Combination Agreement (the “BCA”) by, between, and among our company, Global System Dynamics, Inc., a Delaware corporation (“GSD”), and Zilla Acquisition Corp, a Delaware corporation and wholly owned subsidiary of GSD (the “Merger Sub”). Pursuant to the terms of the BCA, a business combination between us and GSD will be effected through the merger of Merger Sub with and into DarkPulse, with DarkPulse surviving the merger as a wholly owned subsidiary of GSD (the “Merger”). Our board of directors has (i) approved and declared advisable the BCA, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the BCA and related transactions by our stockholders. The total consideration to be paid at closing (the “Merger Consideration”) by GSD to DarkPulse security holders will be valued at $116,518,357.65. The Merger Consideration will be payable in shares of GSD Common Stock, valued at $10.00 per share.

The transactions contemplated by the BCA, and the other transactions contemplated by the other transaction documents contemplated by the BCA (collectively, the “Proposed Business Combination”) will constitute a “Business Combination.” The Business Combination and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on December 14, 2022.

The Business Combination

The BCA provides, among other things, that Merger Sub will merge with and into DarkPulse, with DarkPulse as the surviving company in the merger and, after giving effect to such merger, DarkPulse shall be a wholly-owned subsidiary of GSD. GSD will continue to be named “Global System Dynamics, Inc.” and the combined entity will trade under the symbol “DARK.”

In accordance with the terms and subject to the conditions of the BCA, at the Effective Time, among other things: (i) each GSD Class A Share and each GSD Class B Share that is issued and outstanding immediately prior to the Merger will become one share of common stock, par value $0.0001 per share, of GSD; (ii) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of DarkPulse Common Stock (other than shares of DarkPulse Common Stock cancelled and extinguished pursuant to Section 2.1(a)(viii) of the BCA) issued and outstanding as of immediately prior to the Effective Time shall be automatically canceled and extinguished and converted into the right to receive that number of GSD Class A Shares equal to the Merger Consideration; provided, however, that any DarkPulse shares that are Restricted Shares shall be converted into restricted GSD Class A Shares, subject to the same vesting, transfer and other restrictions as the applicable Restricted Shares; (iii) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001, of DarkPulse; (vi) Dennis O’Leary, Joseph Catalino, George Pappas, Geoff Mullins, Wayne Bale and John Bartrum shall become the directors of GSD, Dennis O’Leary shall become the Chief Executive Officer of GSD and of the surviving company, and J. Richard Iler shall become the Chief Financial Officer of GSD, each to hold office in accordance with the governing documents of GSD until such director’s or officer’s successor is duly elected or appointed and qualified, or until the earlier of their death, resignation or removal; (v) by virtue of the Merger and without any action on the part of any Party or any other Person, each DarkPulse share held immediately prior to the Effective Time by DarkPulse as treasury stock shall be automatically canceled and extinguished, and no consideration shall be paid with respect thereto.

The Business Combination is expected to close in the third calendar quarter of 2023 but in no event later than August 9, 2023 (unless extended), following the receipt of the required approval by the stockholders of DarkPulse and GSD, approval by the Nasdaq Stock Market (“Nasdaq”) of GSD’s initial listing application filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

Representations and Warranties; Covenants

The parties to the BCA have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the BCA agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of the Company and its subsidiaries during the period between execution of the BCA and the Closing. Each of the parties to the BCA has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Business Combination.

Conditions to Each Party’s Obligations

Under the BCA, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Business Combination having expired or been terminated and any other required regulatory approvals applicable to the transactions contemplated by the BCA having been obtained and remaining in full force and effect; (ii) all the DarkPulse Preferred Stock being converted to DarkPulse Common Stock prior to the Effective Time; (iii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (iv) the registration statement on Form S-4 containing the joint proxy statement/prospectus filed by DarkPulse and GSD relating to the BCA and the Merger (the “Registration Statement”) becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), no stop order being issued by Securities and Exchange Commission (the “SEC”) and remaining in effect with respect to the Registration Statement, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (v) GSD’s initial listing application with Nasdaq in connection with the Business Combination having been approved; (vi) GSD’s Board consisting of the number of directors, and comprising the individuals, determined pursuant to the BCA; (vii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of the DarkPulse’s stockholders; (viii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of GSD’s stockholders; (ix) after giving effect to the transactions contemplated (including the PIPE Financing), GSD has at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act of 1934, as amended (the “Exchange Act”)) immediately after the Effective Time; (x) the absence of a DarkPulse Material Adverse Effect since the date of the BCA that is continuing, and (xi) the absence of a GSD Material Adverse Effect since the date of the BCA that is continuing.

Termination

The BCA may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation, (i) by the mutual written consent of GSD and DarkPulse; (ii) by GSD, subject to certain exceptions, if any of the representations or warranties made by DarkPulse are not true and correct or if DarkPulse fails to perform any of its covenants or agreements under the BCA (including an obligation to consummate the Closing) such that certain conditions to the obligations of GSD could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) 30 days after written notice thereof, and (B) August 9, 2023 (the “Termination Date”); (iii) by DarkPulse, subject to certain exceptions, if any of the representations or warranties made by us are not true and correct or if GSD fails to perform any of GSD’s covenants or agreements under the BCA (including an obligation to consummate the Closing) such that the condition to the obligations of DarkPulse could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) 30 days after written notice thereof, and (B) the Termination Date iv) by either GSD or DarkPulse, if the Closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the BCA by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the BCA; (v) by either GSD or DarkPulse, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the BCA and such order or other action shall have become final and non-appealable; or (B) if the required DarkPulse or GSD stockholder consent is not obtained; (vi) by GSD, if (A) DarkPulse does not deliver, or cause to be delivered to GSD a Transaction Support Agreement duly executed by certain DarkPulse stockholders or (B) the DarkPulse stockholders meeting has been held, has concluded, DarkPulse stockholders have duly voted, and DarkPulse stockholder approval was not obtained; (vii) by GSD should DarkPulse not deposit into the Trust Account in a timely manner the funds necessary to extend the period for us to complete an initial business combination for an additional period of six months from February 9, 2023, in accordance with, and as required pursuant to, the BCA; and (x) by GSD should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the Closing Date.

In the event of the termination of this BCA, the BCA will become void (and there will be no Liability or obligation on the part of the Parties and their respective Non-Party Affiliates) with the exception of Section 5.3(a), this Section 7.2, Article VIII and Article I (to the extent related to the termination), each of which will survive such termination and remain valid and binding obligations of the Parties.

The Stockholder Transaction Support Agreement

Concurrently with, or with respect to a certain stockholder holding all of the shares of Series A Preferred Stock of DarkPulse, within a specified time after the signing of the BCA, the “DarkPulse Stockholder” (collectively, the “Supporting Company Stockholder”) shall duly execute and deliver to GSD a transaction support agreement pursuant to which, among other things, such Supporting DarkPulse Stockholder will agree to, support and vote in favor of the BCA, the Ancillary Documents which DarkPulse is or will be a party and the transactions contemplated thereby (including the Merger).

Our Business

We offer a full suite of engineering, installation and security management solutions to industries and governments. Coupled with our patented BOTDA technology, we provide our customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end-user customer. These responses include the use of “smart” AI platformed cameras, facial recognition technologies and multiple drone platforms. Our User Interface (UI) is cloud based which offers end-users access to their systems on any device located anywhere in the world. Additional programming of the UI is being completed within a game engine that will also offer access via Virtual Reality headsets, allowing end-users to virtually inspection their assets.

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

By contrast to existing technologies, our BOTDA technology is a distributed-fiber sensing system, based on dark-pulse Brillouin scattering, which reports in real-time on conditions such as temperature, stress, strain corrosion and structural health monitoring of Critical Infrastructure/Key Resources including Bridges, Buildings, Roadways pipelines and mining installations.

Our BOTDA technology’s differentiators from and advantages over existing technologies:

•	Real-time Reporting: Higher data acquisition speeds allowing for structural monitoring of dynamic systems;

•	Cost to Customer: Significantly lower acquisition and operating costs;

•	Precision: A greater magnitude of precision and spatial resolution than other systems currently available;

•	Applications: Wider range of capabilities than other systems currently available;

•	Power Consumption: Lower power consumption than existing systems allowing for off-grid installations;

•	Integration: Capable of integrating with existing systems; and

•	Central station monitoring/cloud based GUI.

We believe that these key advantages should allow us not only to enter existing markets, but more importantly, to open new market opportunities with new applications. We intend to leverage new applications to target clients that have been unable to make use of distributed fiber optic technology to date.

Revenue

The Company’s revenues are generated primarily from the sales of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products are primarily generated from our TJM subsidiaries.

Our Market

Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. Our BOTDA technology allows for the monitoring of highly dynamic environments due to its magnitude of increased resolution and greater accuracy. The resulting high speed, real-time monitoring capabilities of our BOTDA technology should satisfy a broad range of existing and emerging requirements. Use of our BOTDA technology by our customers should result in lower production costs with increased sensing capabilities that can integrate with existing technology and be upgraded cost effectively.

Due to the characteristics of the fiber used in fiber optic sensing, the uses of our BOTDA technology are wide ranging. Optical fiber is hard-wearing, which allows it to be used in environments where other technologies fail (for example, at temperatures ranging from -40°C to 300°C and 1000psi). Additionally, our BOTDA sensors allow for live sensing due to the speed at which the analysis takes place.

Our management team is continually identifying markets in which our BOTDA technology may be readily applied. Once these markets (as described below) have been addressed, our technology may be adapted and applied to new markets.

Structural Monitoring

•	Buildings and Skyscrapers;

•	Bridges, Tunnels and Dams; and

•	Roads and Railway tracks.

Temperature Sensing

•	Fire Alarm and Environment control;

•	Low cost and maintenance;

•	Long life span; and

•	Ability to withstand harsh working environment.

Security & Defense

•	National Border Protection; and

•	Protection of Military and other sensitive installations.

Consulting Services:

•	Consulting (as stand-alone or presales);

•	Post sales deployment and Support; and

•	Managed services (monitoring, etc.).

Additional Potential Markets:

•	Monitoring of composite structures in aircraft;

•	Dynamic stress monitoring of runways;

•	Dynamic ship hull stress monitoring, especially with a view to double-hull oil tankers;

•	Smart grid and power conservation applications based on cooling and/or heat proximity – for instance, computer rooms, cell towers for heat soak;

•	Monitor low temperatures as part of control systems;

•	Monitoring of temperatures in extreme refrigeration environments;

•	Avalanche early warning systems; and

•	Sea defense monitoring.

Marketing

We utilize our BOTDA technology as the foundation of our ongoing marketing initiatives. Most notably, the greater magnitude of increased capabilities of our BOTDA technology versus existing bright-pulsing technologies. Existing bright-pulse Brillouin-based sensors have historically been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length is also a limiting factor for the use of distributed sensor systems. Because of these shortcomings, existing bright-pulse Brillouin-based technologies are unable to succeed within today’s dynamic environments, which coincides with our BOTDA technology’s increased capabilities over bright-pulse systems. Our marketing initiatives include daily, broad-based social media engagement, management of our website, email campaigns, national television commercials, magazine ads, and other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

Competition

The overall optical sensing market is projected to reach USD $3.47 billion by 2023 from USD $1.13 billion in 2016, at a CAGR of 15.47% between 2017 and 2023.[1] We are active in the optical sensing market, including Oil & Gas pipeline health monitoring, Infrastructure, National Border Security applications, and the mining industry. We believe that fiber sensing applications which incorporate our BOTDA technology may provide significant competitive advantages over structural health monitoring applications offered by the long-term leaders in the field, such as Schlumberger, Hewlett-Packard, and Yokogawa, which collectively account for a significant portion of industry sales. These companies, as well as others, have numerous differences in feature sets and functionality, but all share certain basic attributes: a bright-pulse technology as the core of their systems architecture. An architecture designed using bright-pulsing technology has limited sensing capabilities and resolutions of one meter allowing for mostly long-term quasi-static deployments.

However, we utilize our BOTDA technology allowing for multiple applications into those markets unavailable to companies using bright-pulse technology. While many of the companies using bright-pulse technology have attempted to incorporate various sensing techniques into a legacy technology, none have been able to offer the order of magnitude resolutions offered by our patented dark-pulse based BOTDA technology. This magnitude in resolution coupled with our BOTDA technology’s increased data collection speeds allows our technology to be installed into areas of the market that our competitors cannot. Our future financial condition and operating results depend on our ability to provide a high-quality solution as well as increased distribution of the solutions in each of the markets in which we compete or intend to compete within.

__________

[1] https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html

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

Government Regulation

Government regulation is not of significant concern for our business nor is government regulation expected to become an impediment to the business in the near- or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on our business. Our management believes it currently possesses all requisite authority to conduct our business as described in this Prospectus.

Employees

As of June 22, 2023, we had 182 full-time employees and no part-time employees.

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

Summary Risk Factors

The following summarizes certain principal factors that make an investment in our Company speculative or risky, all of which are more fully described in the “Risk Factors” section herein. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing the Company.

•	Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us if the situation continues.

•	If we default on the Secured Debenture, the secured holder could take possession of our assets, including our patents and other intellectual property.

•	Several of the convertible notes issued by us are in litigation with uncertain outcomes.

•	Our stockholders have limited voting power compared to the holder of our Series A Preferred Stock.

•	We have a limited operating history in an evolving and highly volatile industry, which makes it difficult to evaluate future prospects and may increase the risk that we will not be successful.

•	We have experienced rapid growth recently through a series of acquisitions, and if we do not effectively manage our growth and the associated demands on operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources, our business may be adversely impacted.

•	Our growth may not be sustainable and depends on our ability to retain existing customers, attract new customers, expand product offerings, and increase revenue from both new and existing customers.

•	We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.

•	Our operating results may fluctuate due to market forces out of our control that impact demand for our products and services.

•	Cyberattacks and security breaches of our systems, or those impacting customers or third parties, could adversely impact our brand and reputation and our business, operating results and financial condition.

•	Any significant disruption in our technology could adversely impact our brand and reputation and our business, operating results, and financial condition.

•	Certain large customers provide a significant share of our revenue and the termination of such agreements or reduction in business with such customers could harm our business. If we were to lose or were unable to renew these and other client contracts at favorable terms, our results of operations and financial condition may be adversely affected.

•	There is no assurance that we will achieve profitability or that our revenue and business models will be successful.

•	We will require additional capital to support business growth, and this capital might not be available or may require stockholder approval to obtain.

•	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

•	The future development and growth of our technology and product offerings are subject to a variety of factors that are difficult to predict and evaluate and may be in the hands of third parties to a substantial extent. If our product offerings do not grow as expected, our business, operating results, and financial condition could be adversely affected.

•	Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

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

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war or terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause its operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results.

Further, war, acts of terrorism, labor activism and other geopolitical unrest could cause disruptions in our business or the businesses of its partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Escalating global tensions, including the conflict between Russia and Ukraine, could negatively impact us.

The ongoing conflict between Russia and Ukraine could led to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or customers.

If we default on the Secured Debenture, the secured holder could take possession of our assets, including our patents and other intellectual property.

The Secured Debenture issued April 24, 2017, is secured by our assets, which includes our patents and other intellectual property. In the event that we default on the obligations in the Debenture, the secured holder could take possession of our assets, including our patents and other intellectual property. If this were to occur, investors would likely lose all of their investment.

Several of the convertible notes issued by us are in litigation with uncertain outcomes.

We have issued several convertible notes which are currently the subject of litigation (See “Legal Proceedings”). The outcomes of each of these matters is uncertain and we may be required to both expend large sums of resources on both defending against and pursuing our causes of action in each of these proceedings. In addition, there is no certainty that any outcome will be in favor of us and we may be required to pay settlements or judgments the amounts of which may be material to us. In the event that we do not achieve favorable outcomes to each of the outstanding legal proceedings with convertible note holders, it could have a material adverse effect on us and our operations may fail.

Our future growth depends significantly on our marketing efforts, and if our marketing efforts are not successful, our business and results of operations will be harmed.

We have dedicated some, and intend to significantly increase, resources to marketing efforts. Our ability to attract and retain customers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products and services. Our marketing channels include, but are not limited to, social media, traditional media such as the press, online affiliations, search engine optimization, search engine marketing, and offline partnerships.

While our goal remains to increase the strength, recognition and trust in our brand by increasing our customer base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels was to significantly increase or if we are not successful in generating new channels, we may not be able to attract new customers in a cost-effective manner or increase the use of our products and services. If we are unable to recover our marketing costs through increases in the size, value or other product selection and utilization, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

Our stockholders have limited voting power compared to the holder of our Series A Preferred Stock.

Our CEO, Dennis O’Leary, is the sole holder of our Series A Preferred Stock, will control a majority of the voting power of our Company. For so long as Mr. O’Leary holds all of the shares of Series A Preferred Stock, he is expected to hold a majority of our outstanding voting power and he will control the outcome of matters submitted to a stockholder vote, including the appointment of all directors of the Company.

Our management controls all corporate activities and can approve all transactions, including mergers, without the approval of other stockholders.

Our CEO, Dennis O’Leary, owns 100 shares of our Series A Preferred Stock that gives him the right to a majority of the voting power of the Company. Therefore, our management effectively controls all corporate activities and can approve transactions, including possible mergers, issuance of shares and compensation levels, without the approval of other stockholders. The decisions of our management may not be consistent with or in the best interests of other stockholders.

This capital structure may have anti-takeover effects preventing a change in control transaction that the minority owners of our Common Stock might consider in their best interest.

The ability of our management to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Our CEO, Dennis O’Leary, owns 100 shares of Series A Preferred Stock that gives him the right to a majority of the voting power of our Company. Because of this beneficial stock ownership, Mr. O’Leary is in a position to continue to elect our entire board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our management may differ from the interests of our minority stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Our minority stockholders have no way of overriding decisions made by our management. This level of control may also have an adverse impact on the market value of our shares because our management may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Acquisitions, joint ventures or other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate and expect in the future to evaluate potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture.

We may not be able to identify suitable acquisition candidates or complete acquisitions in the future, which could adversely affect our future growth; or businesses that we acquire may not perform as well as expected or may be more difficult or expensive to integrate and manage than expected, which could adversely affect our business and results of operations. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

In addition, acquisitions outside our current operating jurisdictions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	fluctuations in exchange rates;

•	enforcement and protection of intellectual property in some foreign countries;

•	difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of these new markets; and

•	general economic and political conditions.

These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

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

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources, our business may be adversely impacted.

We have experienced recent significant growth through our acquisition of Optilan, and other subsidiaries. In our recent acquisitions, including our acquisition of Optilan, our business has become increasingly complex by expanding the services we offer. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as we expand across numerous jurisdictions, including difficulties in hiring, training, and managing an employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, though we have experienced no such material errors, omissions or fraud in the past. For example, our employees may fail to identify transaction errors or fraudulent information provided by our customers. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of relationships that could substantially impair or even suspend company operations.

We intend to continue to develop our technology. Successful implementation of this strategy may require significant expenditure before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Our growth may not be sustainable and depends on our ability to retain existing customers, attract new customers, expand product offerings, and increase processed volumes and revenue from both new and existing customers.

A customer’s use of our services may decrease for a variety of reasons, including the customer’s level of satisfaction with our products and services, the expansion of business to offer new products and services, the effectiveness of our support services, the pricing of our products and services, the pricing, range and quality of competing products or services, the effects of global economic conditions, regulatory limitations, trust, or perception and interest in our products and services. Furthermore, the complexity and costs associated with switching to a competitor may not be significant enough to prevent a customer from switching service providers, especially for larger customers.

Any failure by us to retain existing customers, attract new customers, and increase revenue from both new and existing customers could materially and adversely affect our business, financial condition, results of operations and prospects. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.

We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend on, among other things:

•	the growth of our customer base;

•	our ability to acquire customers at a lower cost, and

•	our ability to increase our overall value to each of our customers while they use our products and services.

Despite the barriers to enter the markets we serve, we expect our competition to continue to increase. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and a larger customer base than we do. This allows them, among others, to potentially offer more competitive pricing or other terms or features, a broader range of products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences.

Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract new customers away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.

Cyberattacks and security breaches of our systems, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results and financial condition.

Our business involves the collection, storage, processing and transmission of confidential information, customer, employee, service provider and other personal data, as well as information required to access customer assets. Any actual or perceived security breach of our or our third-party partners may:

•	harm our reputation and brand;

•	result in our systems or services being unavailable and interrupt our operations;

•	result in improper disclosure of data and violations of applicable privacy and other laws;

•	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory and financial exposure;

•	cause us to incur significant remediation costs;

•	lead to theft or irretrievable loss of our or our customers’ assets;

•	reduce customer confidence in, or decreased use of, our products and services;

•	divert the attention of management from the operation of our business;

•	result in significant compensation or contractual penalties from us to our customers or third parties as a result of losses to them or claims by them; and

•	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity attack directed at other similar institutions, whether or not we are directly impacted, could lead to a general loss of customer confidence in the use of our technology, which could negatively impact us including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including large businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure. Attacks upon systems across a variety of industries are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of its third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we do not have a past history of material security breaches or cyberattacks, and do not believe we are a target of such breaches or attacks, we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, and effectively respond to known and potential risks. We expect to continue to expend significant resources to bolster these protections, but there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources it devotes to protecting against these advanced threats and their consequences may increase over time.

Although we maintain insurance coverage that we believe is adequate for our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions from such events. Outages and disruptions of our systems, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.

We may incur significant liability as a result of ongoing disputes.

We are a party to multiple legal disputes the resolutions of which may adversely affect our business and results of operations.

We may be subject to various other legal proceedings, arbitrations, and regulatory investigation matters as further described in “Legal Proceedings”. If any of these matters are resolved unfavorably to us, our business and results of operations may be adversely affected.

We have a limited operating history in an evolving and highly volatile industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Because we have a limited history operating our business at our current scale and scope, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. For example, recently launched services require substantial resources and there is no guarantee that such expenditures will result in profit or growth of our business. The rapidly evolving nature of the market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our current and future growth effectively could have an adverse effect on our business, operating results, and financial condition.

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the industries in which we operate, as well as our customers. The United States and other key European and other international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on our business is highly uncertain and dependent on a variety of factors, including market activity, global economic trends, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial markets. To the extent that conditions in the general economic markets materially deteriorate, our ability to attract and retain customers may suffer.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2023 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Delaware law and our Certificate of Incorporation and Bylaws will contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Certificate of Incorporation and bylaws contains provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board and therefore depress the trading price of our Common Stock. In addition, as a Delaware corporation, we will generally be subject to provisions of Delaware law, including the DGCL. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board or taking other corporate actions, including effecting changes in management.

Such provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board or management.

Any provision of our Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our stock and could also affect the price that some investors are willing to pay for our Common Stock.

RISKS RELATED TO OUR FINANCIAL CONDITION

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

Obtaining additional financing is subject to a number of factors, including acceptance of our BOTDA technology and current financial condition as well as general market conditions.

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

We might require additional capital to support business growth, and this capital might not be available or may require stockholder approval to obtain.

We have funded our operations since inception primarily through equity financings, convertible notes, and revenue generated by our products and services. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds.

Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders may have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations.

Our only existing commitment for financing is pursuant to the Equity Financing Agreement with GHS Investments LLC but our ability to make puts is subject to certain conditions which may limit our ability to make puts or the amount of each put. In the event we are unable to make puts or obtain other commitments for financing, our business will fail.

On June 5, 2023, we entered an Amended Equity Financing Agreement (the “EFA”) with GHS Investments LLC (“GHS”), pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 12 months (the “Contract Period”).

The EFA grants us the right, from time to time at our sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten Trading Days (as defined in the EFA) have passed since the most recent Put. No Put will be made in an amount less than $10,000 or greater than $1,000,000. In no event is the Company entitled to make a Put or is GHS entitled to purchase that number of shares of Common Stock of the Company, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act 1934, as amended (the “Exchange Act”)), by GHS, would exceed 4.99% of the number of shares of Common Stock outstanding on such date, as determined in accordance with Rule 13d-1(j) of the Exchange Act.

Due to these limitations, we may be unable to make Puts sufficient to finance our business operations. In the event we are unable to make Puts or obtain other commitments for financing, our business will fail.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2022 and 2021, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

There is no assurance that we will achieve or maintain profitability or that our revenue and business models will be successful.

Our ability to achieve and maintain profitability is based on numerous factors, many of which are beyond our control. We may not be able to generate sufficient revenue to maintain profitability in the short or long-term. Our revenue growth may slow, or our revenue may decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or size of the industries in which we operate, in the usage our technologies generally, or any failure to capitalize on growth opportunities.

We are continually refining our revenue and business model and have shifted our focus to the development and commercialization of our products and services. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations or become or stay profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful or profitable. Additionally, we will need to hire, train, and integrate qualified personnel to meet and further such changes to our business objectives at potentially significant additional expense. Failure to successfully implement revenue and business models or manage related expenses could cause us to be unprofitable and have an adverse effect on pour business, operating results and financial condition.

We may be affected by fluctuations in currency exchange rates

We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses from sources outside the United States, and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Therefore, changes in exchange rates could harm our financial condition and results of operations.

We may experience fluctuations in our quarterly operating results.

We could experience significant fluctuations in our quarterly operating results due to a number of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•	a change in the volume of our customers use of our products and services and generally;

•	planned and unplanned increases in marketing, sales and other operating expenses that we may incur to grow and expand our customer base and operations, and to remain competitive;

•	the success, or lack of success, in new marketing approaches we have recently undertaken or plan to undertake, which have not been previously or fully tested;

•	the continued market acceptance of our products and services in a highly competitive environment;

•	system disruptions, outages and other performance problems or interruptions on our products and technology, or breaches of data or system security, including ransomware or other major cyber-attacks, which, if extended or severe, may harm our credibility and reputation in the market;

•	our failure to provide adequate customer service;

•	our ability to successfully, and in a timely manner, continue development, improvement and feature-enhancement of our products and services, including our intellectual property, data analytics, proprietary technology and customer support functions;

•	the timing and success of new product and service introductions, and new product and service features or enhancements, by us and our subsidiaries, or our competitors, or other changes in the competitive landscape of the markets in which we operate;

•	the success of our expansion into new markets, products and services, or ones in which we are in the early stages;

•	changes in the adoption and use of our technologies and the public perception of them;

•	changes in the legislative or regulatory environment, scope or focus of regulatory investigations and inquiries, or interpretations of regulatory requirements, or outright prohibition of certain activities;

•	disputes with our customers, adverse litigation and regulatory judgments, enforcement actions, settlements or other related costs and the reputational impact and public perception of such occurrences, including in emerging industries, or emerging components of industries;

•	the timing and amount of non-cash expenses, such as stock-based compensation and asset impairment;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general economic conditions in either domestic or international markets, including the impact of the ongoing COVID-19 pandemic.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our Common Stock to decline substantially.

Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are subject to complex income and non-income tax laws and regulations in the United States and a variety of foreign jurisdictions. Both the United States and foreign jurisdictions may revise corporate income tax and other non-income tax laws which could impact the amount of tax due in such jurisdiction.

Our determination of our corporate income tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. A change in the tax law could impact tax positions which could result in an increased exposure related to such tax liabilities. Such changes could have an adverse effect on our operating results and financial condition.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes.

We have not performed a study to determine whether its NOLs are currently subject to Section 382 limitations. DarkPulse may also experience a future ownership change under Section 382 of the Code that could affect our ability to utilize its NOLs to offset our income.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and the fiat reserves we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Common Stock.

Business metrics and other estimates are subject to inherent challenges in measurement, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics.

We regularly review business metrics and other measures to evaluate growth trends, measure our performance, and makes strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our calculations may be inaccurate, and we may not be able to identify those inaccuracies.

We are subject to changes in financial reporting standards or policies, including as a result of choices made by us, which could materially adversely affect our reported results of operations and financial condition and may have a corresponding material adverse impact on capital ratios.

Our consolidated financial statements are prepared in accordance with GAAP, which are periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible that future accounting standards and financial reporting standards or policies, including as a result of choices made by us, which we are required to adopt, could change the current accounting treatment that applies to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and financial condition, and may have a corresponding material adverse effect on capital ratios.

RISKS RELATED TO OUR EMPLOYEES AND OTHER SERVICE PROVIDERS

We are heavily reliant on Dennis O’Leary, our Chairman and Chief Executive Officer, and the departure or loss of Dennis O’Leary could disrupt our business.

We depend heavily on the continued efforts of Dennis O’Leary, Chairman, Chief Executive Officer and director. Mr. O’Leary is essential to our strategic vision and day-to-day operations and would be difficult to replace. Although we have an employment agreement with Mr. O’Leary, we cannot be certain that he will desire to continue with us for the necessary time it will to complete the product development and initial sales channel development. The departure or loss of Mr. O’Leary, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

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

In the event of employee or service provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions, and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, and misappropriation of information, failing to supervise other employees or service providers, or improperly using confidential information.

Employee or service provider errors could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services.

This can lead to high risk of confusion among employees and service providers, particularly in a fast growth company like ours, with respect to compliance obligations particularly including confidentiality, data access, and conflicts. It is not always possible to deter misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found not to have met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties and restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity, which could seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper transactions could affect our brand and reputation.

RISKS RELATED TO OUR COMMON STOCK

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent reselling of shares and may cause the price of the shares to decline.

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

RISKS RELATED TO GOVERNMENT REGULATION

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Federal, state and international regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied. Regulatory or legislative changes to laws applicable to the industries in which we operate, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products and services and to continue offering our current products and services, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on its business, financial condition and results of operations.

The regulatory environment to which we are subject gives rise to various licensing requirements, legal and financial compliance costs and management time, and non-compliance could result in monetary and reputational damages, all of which could have a material adverse effect on our business, financial position and results of operations.

There can be no assurance that we will be able to maintain our existing, or obtain additional, required regulatory licenses, certifications and regulatory approvals in the countries where we provide services or want to expand to. Furthermore, where we have obtained such regulatory licenses, certifications and regulatory approvals, there are costs and potential product changes involved in maintaining such regulatory licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing any products or services in a given market.

If we are unable to commit sufficient resources to regulatory compliance, this could lead to delays and errors and may force us to choose between prioritizing compliance matters over administrative support for business activities, or may ultimately force us to cease offering certain products or services globally or in certain jurisdictions. Any delays or errors in implementing regulatory compliance could lead to substantial monetary damages and fines, public reprimands, a material adverse effect on our reputation, regulatory measures in the form of cease and desists orders, increased regulatory compliance requirements or other potential regulatory restrictions on our business, enforced suspension of operations and in extreme cases, withdrawal of regulatory licenses or authorizations to operate particular businesses, or criminal prosecution in certain circumstances.

We are and may continue to be subject to litigation, including individual and class action lawsuits, as well as regulatory audits, disputes, inquiries, investigations and enforcement actions by regulators and governmental authorities.

We have been and may from time to time become subject to material claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic, involving competition and antitrust law, intellectual property, privacy, data protection, information security, anti-money laundering, counter terrorist financing, sanctions, anti-corruption, accessibility claims, securities, tax, labor and employment, payment network rules, commercial disputes, services, and other matters.

The laws, rules and regulations affecting our business are subject to ongoing interpretation by the courts and governmental and supervisory authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims, governmental and regulatory actions alleging violations of those laws, rules, and regulations.

The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•	substantial payments to satisfy judgments, fines, or penalties;

•	substantial outside counsel legal fees and costs;

•	additional compliance and licensure requirements;

•	loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

•	loss of productivity and high demands on employee time;

•	civil or criminal sanctions or consent decrees;

•	termination of certain employees, including members of our management team;

•	barring of certain employees from participating in our business in whole or in part;

•	orders that restrict our business or prevent us from offering certain products or services;

•	changes to our business model and practices;

•	delays to planned transactions, product launches or improvements; and

•	damage to our brand and reputation.

Any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, and trade secret and laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights.

Our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

As we grow, we will seek to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental intellectual property agencies require compliance with a number of procedural requirements to complete the trademark application process and to maintain issued trademarks, and noncompliance or non-payment could result in abandonment or lapse of a trademark or trademark application, resulting in partial or complete loss of trademark rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. We may also agree to license our intellectual property to third parties as part of various agreements. Those licenses may diminish our ability, though, to counter-assert our intellectual property rights against certain parties that may bring claims against us.

 In the future we may be sued by third parties for alleged infringement of their proprietary rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation.

We cannot guarantee that our internally developed or acquired/licensed technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. Our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

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

DarkPulse, Inc. v. Twitter, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company is actively investigating potential claims against the @MIKEWOOD and @BullMeechum3 Twitter accounts. There are no material updates to this matter.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) in Minnesota state court. The following discloses the material updates for this matter.

On April 21, 2023, the Minnesota state court granted the Company’s motion for partial summary judgment on its affirmative defenses. Specifically, the Court found that Carebourn is an unregistered dealer, acting in violation of Section 15(a) of the Securities Exchange Act of 1934 and, thus, the contracts between the Company and Carebourn are now void pursuant to Section 29(b) of the Exchange Act.

The Company is actively litigating its counterclaims asserted under the Minnesota Uniform Securities Act.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with More Capital, LLC (“More”) in Minnesota state court. There are no material updates to this litigation.

The Company remains committed to actively litigating its affirmative defenses and claims for relief under the Securities Exchange Act of 1934 and Minnesota Uniform Securities Act.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On May 20, 2022, Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More,” and together with Carebourn, the “Noteholder Plaintiffs”) commenced an action against (i) Standard Registrar and Transfer Co., Inc. (“Standard”), (ii) Amy Merrill (“Merrill”) (Standard and Merrill, together, the “TA Defendants”), (iii) DarkPulse, Inc., (iv) Dennis O’Leary (“O’Leary”), (v) Thomas Seifert (“Seifert”), (vi) Carl Eckel (“Eckel”), (vii) Anthony Brown (“Brown”), and (viii) Faisal Farooqui (“Farooqui”) (DarkPulse, O’Leary, Seifert, Eckel, Brown, and Farooqui, collectively, the “DPLS Defendants ”) in the United States District Court for the District of Utah.

The Noteholder Plaintiffs’ complaint alleges the DPLS Defendants violated the Racketeer Influenced and Corrupt Organizations (RICO) Act, are liable for attorneys’ fees pursuant to the Company’s breach of securities contracts between the Company and, separately, Carebourn and More, and engaged in civil conspiracy, fraudulent concealment, tortious interference with economic relations and conversion against the Noteholder Plaintiffs.

Thereafter, the TA Defendants and DPLS Defendants separately moved to dismiss the Noteholder Plaintiffs’ complaint. On February 10, 2023, the Court denied both motions without prejudice and stayed the action pending the conclusion of enforcement action commenced by the U.S. Securities and Exchange Commission against Carebourn and its principal, Chip Rice, in the U.S. District Court for the District of Minnesota.

The Company contends that the Noteholder Plaintiffs’ lawsuit is duplicative of the first-filed lawsuits commenced by the Noteholder Plaintiffs’ in Minnesota state court. The Company intends to vigorously defend itself against the Noteholder Plaintiffs’ lawsuit.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, on September 10, 2021, Stephen Goodman, Mark Banash, and David Singer (“Former Officers”) commenced suit against the Company in Arizona Superior Court, Maricopa County.

As of the date hereof, the Company and Former Officers have entered into a mutual settlement. Thus, the Former Officers’ lawsuit against the Company has been dismissed with prejudice. Any expenses or amounts awed have been recorded as of December 31, 2022 and are properly disclosed.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”). The following discloses the material updates for this matter.

On January 17, 2023, the Court granted the FirstFire Parties’ motion to dismiss the Company’s complaint. Also on January 17, 2023, the Company appealed the trial court’s decision to the United States Court of Appeals for the Second Circuit. Briefing is currently taking place on the Company’s appeal.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and Racketeer Influenced and Corrupt Organizations (RICO) Act.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”). The following discloses the material updates for this matter.

On March 1, 2023, the Court granted the EMA Parties’ motion to dismiss the Company’s claims asserted under the Securities Exchange Act of 1934, but denied dismissal of the Company’s claim asserted under the Racketeer Influenced and Corrupt Organizations (RICO) Act.

On or about May 15, 2023, the Company and the EMA Parties reached an understanding of settlement, which was subsequently memorialized. The action was subsequently dismissed on or about June 14, 2023.

DarkPulse, Inc. v. Brunson Chandler & Jones, PLLC et al

On July 8, 2022, the Company commenced litigation against Brunson Chandler & Jones, PLLC (“Brunson Firm”), and Lance B. Brunson (“Brunson,” and together with the Brunson Firm, the “Brunson Parties”) through the filing of a complaint in the United States District Court for the District of Utah. The Company is alleging that the Brunson Parties have committed professional negligence and breach of contract.

On March 2, 2023, the Brunson Parties filed an answer, affirmative defenses, and counterclaims to the Company’s complaint, wherein the Brunson Firm alleged claims for (i) breach of contract against the Company, (ii) breach of contract against the Company’s subsidiary, DarkPulse Technologies, Inc., and (iii) quantum meruit.

On June 5, 2023, the Company filed its answer and affirmative defenses to the Brunson Firm’s counterclaims. The Company remains committed to litigating its claims and affirmative defenses against the Brunson Parties.

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On September 23, 2022, the Company commenced an action along with two other plaintiffs (“Crown Bridge Plaintiffs”) against Crown Bridge Partners, LLC, Soheil Ahdoot, and Sepas Ahdoot (“Crown Bridge Defendants”) in the United States District Court for the Southern District of New York alleging violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act.

On January 13, 2023, the Crown Bridge Defendants filed a motion to dismiss. As of May 16, 2023, the Crown Bridge Defendants’ motion to dismiss was fully submitted to the court. As of the date hereof, no decision has been made on the motion.

The Company remains committed to actively litigating its RICO claims against the Crown Bridge Defendants.

Benner et al v. DarkPulse, Inc. et al

On March 29, 2023, J. Merlin Benner, Phillip J. Benner, Benjamin P. Benner, Jonas M. Benner, and Angelica M. Benner (collectively, the “Benner Parties”) commenced an action in the United States District Court for the Southern District of Texas against the Company and its Chief Executive Officer, Dennis O’Leary, individually, alleging (i) the Company is in breach of contracts between the Company and the Benner Parties as it concerns Remote Intelligence, LLC and Wildlife Specialists, LLC, (ii) violation of Texas Uniform Fraudulent Transfer Act by the Company, and (iii) defamation by Mr. O’Leary.

Pursuant to a stipulation entered into by the parties to this matter, the Company and Mr. O’Leary are scheduled to file their answer to the Benner Parties’ complaint on or before June 30, 2023.

GS Capital Partners, LLC v. DarkPulse, Inc.

On June 2, 2023, GS Capital Partners, LLC (“GS Capital”) commenced an action in the Supreme Court for New York County against the Company through the filing of motion for summary judgment in lieu of a complaint. The motion claims that the Company is in breach of a convertible promissory note, dated July 14, 2021, and accompanying securities purchase agreement, dated the same.

The motion claims that GS Capital is entitled to an award of $2,407,671, plus prejudgment interest and attorney’s fees, costs and disbursements.

The Company is currently looking to retain legal counsel to represent it in this matter, and intends to vigorously defend itself against GS Capital.

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

The following table sets forth the high and low bid of the Company’s Common Stock for each quarter within the past two completed fiscal and the current year. The information below was provided by the OTC Markets.

2023	High	Low
First Quarter	$0.0108	$0.0032

2022	High	Low
First Quarter	$0.0890	$0.0252
Second Quarter	$0.0589	$0.0190
Third Quarter	$0.0455	$0.0189
Fourth Quarter	$0.0230	$0.0078

2021	High	Low
First Quarter	$0.0510	$0.0007
Second Quarter	$0.0969	$0.0106
Third Quarter	$0.2020	$0.0653
Fourth Quarter	$0.1400	$0.0511

The number of shareholders of record of the Company's common stock as of June 22, 2023 was 949. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

We have not paid any cash dividends to date and we do not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of our business.

Recent Sales of Unregistered Securities.

On May 27, 2022, we entered into the Equity Financing Agreement with GHS (the “2022 EFA”), pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months.

Below is a table of all puts made by the Company under the 2022 EFA during the quarter ended December 31, 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
10/14/2022	35,628,020	500,000	$0.014034	463,975
11/7/2022	22,022,709	326,235	$0.014814	302,373
11/18/2022	39,699,793	325,000	$0.008186	301,225
12/2/2022	42,148,416	325,000	$0.007711	301,225
12/20/2022	78,705,534	540,000	$0.006861	501,175
12/30/2022	63,338,702	400,000	$0.006315	370,975

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $125,911 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to these transactions.

Equity Compensation Plan Information

As of December 31, 2022, there were no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussions are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, assumptions used to calculate derivative liabilities, revenue recognition and impairment of long-lived assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Indefinite-lived intangible assets established in connection with business combinations consist of the tradename. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. It is our practice, at a minimum, to perform a qualitative or quantitative goodwill impairment test in the fourth quarter every year. The Company has one reporting unit it evaluates during its impairment test.

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at December 31, 2022, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

Revenue Recognition

The Company’s revenues are generated primarily from the sale of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products are primarily generated from our TJM subsidiaries. Sales of products and services are separate from one another. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We recognize service revenues as the performance obligations are met, which is generally as milestones are satisfied over time. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

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

The Company considers each individual sale of service contract to be its own performance obligation. Services in the contract are highly interdependent and interrelated, and the successful completion of each milestone is necessary for the overall success of the contract. Therefore, each milestone is not separately identifiable from other promises in the contract, and not distinct and ultimately not individual performance obligations.

The Company records revenue over time using the output measure as it is the most faithful depiction of an entity’s performance because it directly measures the value of the goods and services transferred to the customer. The Company utilizes the Right to Invoice for these contracts, as the pricing structure is based on various milestones that are specified in the contract. These milestones include Construction Phase Plan, Start of the construction phase, installation phase, site surveys, fiber splicing, recoveries, and closeouts. There are specified payments associated with these milestones in the contract, and the value allocated is commensurate with work done. In the event that there are advances such as upfront retainers and not based on the value, those are recorded as contract liabilities.

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

Derivative Financial Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a lattice model, in accordance with ASC 815-15, Derivative and Hedging, to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months after the balance sheet date.

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company” or “DarkPulse”), is a technology and research and development company focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA technology, DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end-user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system in December 2020.

Headquartered in Houston, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United Kingdom, India, Dubai, Abu Dhabi, Turkey, Azerbaijan, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

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

Our Subsidiaries

Our subsidiaries consist of, Optilan, a company headquartered in Coventry, United Kingdom whose focus is in telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, Limited Liability Company, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, Limited Liability Company, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

Recent Events

Acquisitions

On August 9, 2021, we entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited (the “Sellers”), pursuant to which we purchased from the Sellers all of the issued and outstanding equity interests of Optilan for £1.00. Optilan is now a wholly-owned subsidiary of the Company.

On August 30, 2021, we closed two separate Membership Interest Purchase Agreements (the “MPAs”) with RI and WS pursuant to which we agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of our Common Stock, $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. RI and WS are now subsidiaries of the Company.

On September 8, 2021, we entered into and closed the Stock Purchase Agreement (the “TJM SPA”) with TJM and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000, subject to adjustments as defined in the TJM SPA. TJM is now a wholly-owned subsidiary of the Company.

Effective October 1, 2021, we entered into and closed the Membership Purchase Agreement (the “TerraData MPA”) with TerraData and Justin Dee, the sole shareholder of TerraData, pursuant to which we agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of our Common Stock and $400,000, subject to adjustments as defined in the TerraData MPA, to be paid within 12 weeks of closing. TerraData is now a subsidiary of the Company. The shares were issued in 2022.

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

On May 27, 2022, we entered the 2022 EFA and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

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

Below is a table of all puts made by the Company under the Equity Financing Agreement and 2022 EFA during 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2022	23,372,430	1,150,000	$0.054124	$1,033,975
1/21/2022	33,454,988	1,150,000	$0.037812	1,033,975
2/7/2022	16,040,411	500,000	$0.034288	448,975
2/23/2022	75,798,921	2,500,000	$0.032982	2,500,000
3/14/2022	16,579,569	500,000	$0.030158	500,000
3/14/2022	5,617,347	400,000	$0.071208	400,000
3/23/2022	29,257,395	1,500,000	$0.056396	1,348,975
4/11/2022	23,746,816	1,000,000	$0.042111	898,975
5/3/2022	29,522,276	1,000,000	$0.033873	898,975
5/13/2022	26,100,979	556,750	$0.021331	500,050
5/23/2022	25,025,540	556,750	$0.022247	500,050
6/1/2022	25,901,921	556,750	$0.021495	500,050
6/16/2022	23,799,766	402,086	$0.016895	360,852
6/24/2022	38,391,106	643,539	$0.016763	578,160
7/1/2022	33,525,465	556,750	$0.016607	500,050
7/11/2022	32,756,532	556,750	$0.016997	550,050
7/20/2022	29,386,519	556,750	$0.018946	553,765
7/28/2022	35,884,040	556,750	$0.015515	500,050
8/10/2022	44,505,857	680,109	$0.015281	611,073
8/18/2022	54,574,909	948,863	$0.017386	852,952
8/25/2022	105,255,759	2,264,961	$0.021519	2,128,038
9/2/2022	140,073,757	3,000,000	$0.021417	2,788,975
9/14/2022	79,092,686	1,757,466	$0.022220	1,633,418
9/30/2022	30,538,303	500,000	$0.016373	463,975
10/14/2022	35,628,020	500,000	$0.014034	463,975
11/7/2022	22,022,709	326,235	$0.014814	302,373
11/18/2022	39,699,793	325,000	$0.008186	301,225
12/2/2022	42,148,416	325,000	$0.007711	301,225
12/20/2022	78,705,534	540,000	$0.006861	501,175
12/30/2022	63,338,702	400,000	$0.006315	370,975
	1,259,746,466	26,210,509		$24,276,308

Partnerships

We have entered into a consulting agreement with the Bachner Group to assist in the successful transformation from an R&D focused company to a sales-focused company and assist us with federal contract opportunities.

Other Events

On August 3, 2021, we entered into an Engagement Agreement and Terms and Conditions (the “EIAP Agreement”) with Energy & Industrial Advisory Partners, LLC (“EIAP”). Pursuant to the EIAP Agreement, we have engaged EIAP to serve as an advisor to us in the proposed transaction for agreed target company or any of its subsidiaries and/or the whole or any part of its or their business or assets (the “Transaction”). EIAP will receive a monthly retainer of $10,000 per month payable upon receipt of an invoice. EIAP will also receive a consulting bonus fee of $350,000 payable upon completion of the Transaction. In the event of successful completion of the Transaction as a result of EIAP’s involvement, EIAP agrees to deduct the total retainer fee from the consulting bonus fee. The EIAP Agreement may be terminated, with or without cause, by either party upon ten days’ written prior notice thereof to the other party. If (a) during the term of the EIAP Agreement, or (b) within two years following the date of the EIAP Agreement’s termination by us (provided that such two-year period shall be extended by the same period of time that we take to settle in full all fees, expenses and/or outlays due or to become due to EIAP as at the date of the EIAP Agreement’s termination), we complete a transaction with the target company or a similar transaction to the Transaction, then we will pay the consulting bonus fee at the completion of the transaction. To date, the Transaction has not yet occurred.

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated net losses of $35,517,505 and $4,826,320 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s current liabilities exceeded its current assets by $11,562,784 and an accumulated deficit of $46,555,334. As of December 31, 2022, the Company had $2,060,332 of cash.

We will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create substantial doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners in an effort to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations; however, management cannot make any assurances that such financing will be secured.

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

Results of Operations

Revenues

Since 2021, we have recognized revenue derived from the acquisitions of our subsidiaries consummated during the periods ended September 30, 2021 through present.

The Company’s revenues are generated primarily from the sale of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products are primarily generated from our TJM subsidiaries.

The Company’s future revenues will be derived from the following, among other things.

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

For the year ended December 31, 2022, total revenues were $9,100,255 compared to $7,783,340 for the year ended December 31, 2021, an increase of $1,316,915. The increase was primarily due to a full year of revenue generated from the Company’s subsidiaries acquired in 2021. The breakdown of revenues by entity for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
Optilan	$7,514,687	$7,232,210
Wildlife	842,811	306,548
TJM	560,406	174,266
Remote Intelligence	140,490	24,816
TerraData	41,861	45,500
	$9,100,255	$7,783,340

Cost of Revenues and Gross Margin

For the year ended December 31, 2022, cost of revenues was $14,543,529 compared to $6,685,210 for the year ended December 31, 2021, an increase of $7,858,319. The increase was primarily due to a full year of cost of revenue incurred from the Company’s subsidiaries acquired in 2021. The Optilan cost of revenue in 2022 of $13,069,792 increased $6,699,322 over 2021. During 2022, it was realized that certain Fixed Price quoted contracts, with design and execution issues, prolonged the completion of the projects. These delays resulted in significant excess costs of approximately $6,061,790. These costs were related to labor, subcontractor, and material costs, along with Covid-19 and current inflation rates. The remaining $637,532 increase is related to warranty and other work associated with different projects. The company has adequately reserved for these costs through completion of the projects in the third quarter of 2023. Unfortunately, there was very little foresight into the magnitude of the loss. The Company believes that this is not a recurring issue with Optilan and/or its business model. The Company has undertaken internal procedures during its bid process to assure that such practices will not occur in the future.

Gross (loss) profit for the year ended December 31, 2022 was ($5,443,275) with a gross loss of (60)% compared to $1,098,130 for the year ended December 31, 2021 with a 14% gross margin.

Operating Expenses

Selling, general and administrative expenses for year ended December 31, 2022 increased by $1,047,735, or 27%, to $4,966,702 from $3,918,967 for the year ended December 31, 2021. The increase primarily consisted of an increase to the operations from our various acquisitions, including higher travel, advertising costs, insurance and information technology expenses.

Salaries, wages and payroll taxes for year ended December 31, 2022 increased to $7,457,491 from $2,653,683 for the year ended December 31, 2021. The increase primarily consisted of an increase in the numbers of employees inherited from our various acquisitions, and a full year of personnel costs from these entities. Salaries, wages and payroll taxes was primarily driven by $4,601,840 incurred at the Optilan subsidiary.

Professional fees for the year ended December 31, 2022, increased to $3,718,171 from $2,930,245 for the year ended December 31, 2021. This increase primarily consisted of legal expenditures incurred by DarkPulse for corporate matters, including the Company’s SPAC transaction, as well as a full year of professional fees incurred by Optilan.

Depreciation and amortization for year ended December 31, 2022, increased to $1,568,405 from $258,306 for the year ended December 31, 2021. This increase is primarily due to the increase in the depreciable assets we acquired from new acquisitions, primarily Optilan’s property and equipment as well as amortization of its intangible asset.

During the year ended December 31, 2022, the Company recorded a gain on forgiveness of payables of $312,685.

During the year ended December 31, 2022, the Company recorded $12,222,598 in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the year ended December 31, 2022, we had other expense of ($453,549) compared to other income of $4,021,700 for the year ended December 31, 2021. The decrease in other income was primarily due to higher interest expense in 2022, a gain on forgiveness of liabilities of $3,488,860 in 2021, as well as a lower gain on the change in fair value of derivative liabilities.

Net Loss

As a result of the above, we reported a net loss of $35,517,505 and $4,826,320 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the year ended December 31, 2022, we had $24,276,308 in cash proceeds from our equity financings compared to $14,593,327 in 2021.

As of December 31, 2022, we had cash of $2,060,332 compared to $3,658,846 as of December 31, 2021. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of December 31, 2022, our current liabilities exceeded our current assets by $11,562,784.

Several of our significant operating subsidiaries have borrowed funds from DarkPulse. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax, legal and other considerations.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from financing activities, and our principal cash requirements include loans to our operating subsidiaries, operating expenses, and capital expenditures,

Cash Flows From Operating Activities

During the year ended December 31, 2022, net cash used by operating activities was $21,738,542 resulting from our net loss of $35,517,505, partially offset by non-cash charges of $13,307,813 primarily driven by our goodwill impairment. In 2022, we had cash provided by our operating assets and liabilities of $471,149 primarily driven by decreases in accounts receivable and increases in accounts payable partially offset by decreases in other liabilities.

During the year ended December 31, 2021, net cash used by operating activities was $11,363,470, resulting from our net loss of $4,826,320, non-cash gains of $3,279,403 and cash used in our operating assets and liabilities of $3,257,746.

Cash Flows From Investing Activities

During the year ended December 31, 2022, we had net cash used in investing activities of $5,045,405, including the issuance of our note receivable and investment with the SPAC totaling $2,549,248, joint venture investment of $103,505 and purchase of property and equipment of $2,074,627.

During the year ended December 31, 2021, we had net cash used in investing activities of $1,689,153, primarily due from the purchase of property and equipment and net cash used in business acquisitions.

Cash Flows From Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $24,165,801 which was primarily comprised of proceeds from the sale of common stock of $24,276,308, net of costs of $1,934,200, less net repayments of loans of $110,507.

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on his evaluation, Mr. O’Leary concluded that, due to  material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2022, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers  and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	60	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	49	Director

Craig Atkin	40	Director and Chief Commercial Officer of Optilan

Jason Keith	49	Chief Executive Officer of Optilan

Dennis M. O’Leary, Chairman, CEO, President, CFO. Mr. O’Leary was appointed as the DarkPulse’s Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board in April 2018. Mr. O’Leary is a serial entrepreneur with significant international experience having founded Sulu Electric Power and Light Corp (Philippines), a firm with expertise in utility scale power generation and solar energy. In 2010, Mr. O’Leary co-founded DarkPulse Technologies Inc., a wholly-owned subsidiary of DarkPulse, which is developing specialized devices that monitor activities along national borders and provide structural health and safety monitoring of oil and gas pipelines. He holds extensive start-up experience including multiple exit strategies. Mr. O’Leary is an Ambassador for the Province of New Brunswick, Canada, and a Research Member of the NATO Science and Technology Organization. He served as a member of the Board at Arizona State University’s School of Engineering, Global Resolve as Chair of the Impact Committee. His previous employment includes the NYPD where he worked as a member of the Manhattan North Tactical Narcotics Team, which prosecuted establishments involved in the illegal distribution of narcotics. He was a member of a joint taskforce working with the DEA and USINS in the execution of warrants related to narcotics trafficking. While at the NYPD, he was assigned to the Department of Justice as a member of the FBI’s investigative team with internal designation C14. He is a licensed private pilot with turbine experience. Mr. O’Leary was appointed as a Director due to his extensive experience in the industries in which DarkPulse operates. Mr. O’Leary is not, and has not been during the past five years, the director of any other public companies.

Dr. Anthony Brown, Director. Dr. Brown has served as a Director of DarkPulse since April 2019. He is a physicist and scientist with extensive experience in the development of Brillouin scattering-based distributed fiber optic sensing. In 2010, Dr. Brown co-founded DarkPulse Technologies, Inc., a wholly-owned subsidiary of DarkPulse. Dr. Brown has more than 25 years of research and lecturing experience gained at the University of New Brunswick (“UNB”), focusing primarily on the development of Brillouin scattering-based distributed fiber optic sensor technology. From 2001 to 2012, Dr. Brown served as an assistant professor and research associate at UNB. During Dr. Brown’s tenure at UNB, he was instrumental in developing numerous patents in the field of fiber optic sensing. From 2012 to 2015, Dr. Brown served as an Adjunct Professor at UNB. From 2013 through the present, Dr. Brown has served as a data scientist for Xplornet Communications, Inc. From 2018 through the present, Dr. Brown has served as a consultant for DarkPulse. Dr. Brown received a Bachelor of Science degree in Physics from UNB in 1995, and a PhD in Physics from UNB in 2001. Dr. Brown was appointed as a Director due to his extensive experience in the development of Brillouin scattering-based distributed fiber optic sensing. Dr. Brown is not, and has not been during the past five years, the director of any other public companies.

Craig Atkin, Director. Mr. Atkin has served as a Director of DarkPulse since June 2023. He is also the Chief Commercial Officer of Optilan. Mr. Atkin has an engineering background with a first class honours degree in Electrical/Electronic Engineering and a Master’s Degree in Project Management. With over 20 years’ experience across energy, security, communications and technology sectors in both operational and leadership roles. His previous role was the management of two power stations within the UK for a multinational energy company. Mr. Atkin has also worked in conventional, renewable and offshore wind environments. He is experienced working and leading international teams and large scale projects. Mr. Atkin is commercially-experienced across contract setup and negotiation, M&A and operational works. Mr. Atkin was appointed as a Director due to his experience with Optilan. Mr. Atkin is not, and has not been during the past five years, the director of any other public companies.

Jason Keith, CEO, Optilan. Mr. Keith has served as the CEO of Optilan since July 2022. He oversees all commercial, procurement and tendering activities across the Optilan Group and is responsible for the delivery, development and maintenance of these services in compliance with Group policies, procedures and legislation. This is whilst simultaneously ensuring the safe, efficient and economic execution in support of Optilan’s operational requirements. Mr. Keith has 28 years’ experience predominantly within the energy industry, working for major multi-national and international contracting companies across the globe. This includes his previous position at Wood plc, as well as Petrofac, Subsea 7 and BP. Throughout his professional tenure, Mr. Keith has held several commercial positions at both project and corporate levels, with the last 15 years spent in Senior Executive Leadership roles. He has extensive skills in commercial and contract management; this has encompassed valuable multi-cultural experiences, having lived, worked and managed teams across the globe. Mr. Keith holds a Masters in Oil & Gas Law (LLM) and a Postgraduate in Management, both of which he graduated with distinction from the Robert Gordon University in the United Kingdom. He also holds a Diploma in Finance and a master’s certificate in Lean Six Sigma (Black Belt) attained through the Villanova University.

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

Audit Committee

We currently do not have a functioning Audit Committee. Our management is currently reviewing our SEC filings and relying on outside experts to assist with this process.

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

We are not aware of any common stock transactions during the year ended December 31, 2022 for which either Forms 3, 4, or 5 were required to be filed.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation for Named Executive Officers

The following table shows the executive compensation paid to our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year Ended Dec 31,	Salary	All Other Compensation	Total
Dennis O’Leary	2022	$285,000	$–	$285,000
Chairman/CEO and Director	2021	$60,000	$60,000	$60,000

Bill Bayliss	2022	$250,000	$19,000	$269,000
CEO, Optilan(2)	2021	$343,918	$68,782	$412,700

Jason Keith	2022	$186,000	$62,700	$248,700
CEO, Optilan(2)	2021	$212,350	$14,813	$227,163

(1)	On June 24, 2022, Mr. O’Leary was awarded 100 shares of Series A Preferred Stock. Since the shares have no voluntary conversion feature, they are deemed to have no monetary value.

(2)	In April 2022, Mr. Bayliss was removed as CEO and Mr. Keith was appointed as CEO in May 2022.

O’Leary Employment Agreement

On June 22, 2022, our Board of Directors, with Dennis O’Leary abstaining, approved the Employment Agreement dated effective April 1, 2022 with Mr. O’Leary, our Chief Executive Officer. The term of the agreement is three years from the April 1, 2022, subject to termination. The agreement may be terminated upon the death or disability of Mr. O’Leary or for “Cause,” as defined in the agreement. Pursuant to the agreement, Mr. O’Leary is entitled to an annual salary of $300,000, which may accrue and be paid once we have available funds. Any accrued and unpaid base salary may also be converted subject to mutual agreement of the Company and Mr. O’Leary. Also, pursuant to the agreement, Mr. O’Leary was issued 100 shares of Series A Super Voting Preferred Stock.

Summary Compensation for Directors

The following table shows the executive compensation paid to our directors (excluding named executive officers) for the year ended December 31, 2022.

Name and Principal Position	Salary	Total
Dr. Anthony Brown, Director	$–	$–
Carl Eckel, Director	$240,000	$240,000

Equity Awards

As of December 31, 2022, there were no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 7,312,175,610 (7,312,087,375 common plus 88,235 preferred) shares as of June 22, 2023. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of June 22, 2023. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 815 Walker Street, Suite 1155, Houston, Texas 77002.

Name and Position	Shares of Common Stock Owned	Shares of Series D Preferred Stock Owned(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership
Dennis O’Leary, CEO and Director	–	67,647	135,294	*
Dr. Anthony Brown, Director	–	5,882	11,764	*
Craig Atkin, Director	–	–	–	–
Bill Bayliss, CEO, Optilan	–	–	–	–
Total named executive officers, executive officers, and directors (four persons)	–	73,529	147,058	*

*Less than 1%

(1)	Each share of Series D Preferred Stock is convertible, at the option of the holder, into two shares of our Common Stock.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this prospectus.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

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

The following is a summary of the fees incurred by the Company to Boyle and Urish for professional services rendered for the years ended December 31, 2022 and 2021, respectively.

Service	2022	2021
Audit Fees	$286,641	$179,750
Audit-Related Fees	–	–
Total	$286,641	$179,750

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2022 and 2021.

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

The Board of Directors pre-approved 100% of the Company’s 2022 and 2021 audit fees, audit-related fees and all other fees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018	8-K	000-18730	2.1	5/1/18
2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018	8-K/A	000-18730	2.1	7/13/18
2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018	8-K	000-18730	2.1	8/21/18
2.4#	Business Combination Agreement, by, between, and among DarkPulse, Inc., Global System Dynamics, Inc., and Zilla Acquisition Corp.	8-K	000-18730	2.1	12/15/22
3.1	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation	10-KSB	000-18730	3.01	6/20/97
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	000-18730	3.1	7/24/18
3.3	Certificate of Amendment to Certificate of Incorporation filed February 5, 2019	10-K	000-18730	3.05	4/15/21
3.4	Certificate of Amendment to Certificate of Incorporation filed February 20, 2020	10-K	000-18730	3.06	4/15/21
3.5	Bylaws	10-KSB	000-18730	3.02	6/20/97
3.6	Amended Bylaws	10-KSB	000-18730	3.03	3/29/01
3.7	Certificate of Designation for Series A Preferred Stock dated June 22, 2022	8-K	000-18730	3.1	6/23/22
3.8	Certificate of Amendment for Series A Preferred Stock filed December 2, 2022	8-K	000-18730	3.1	12/8/22
3.9	Certificate of Correction for Certificate of Amendment For Series A Preferred Stock filed December 8, 2022	8-K	000-18730	3.2	12/8/22
3.10	Certificate of Designation of Series D Preferred Stock	8-K	000-18730	3.2	7/24/18
3.11	Certificate of Amendment for Series D Preferred Stock filed December 23, 2021	8-K	000-18730	3.01	12/27/21
3.12	Certificate of Amendment for Series D Preferred Stock filed December 2, 2022	8-K	000-18730	3.3	12/8/22
4.1 & 10.1	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.1	8/15/18
4.2 & 10.2	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.2	8/15/18
4.3 & 10.3	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.3	8/15/18
4.4 & 10.4	Convertible Promissory Note dated July 14, 2018	10-Q	000-18730	99.4	8/15/18
4.5 & 10.5	Convertible Promissory Note dated July 17, 2018, effective July 18, 2018	10-Q	000-18730	99.5	8/15/18
4.6 & 10.6	Convertible Promissory Note dated July 24, 2018, and effective July 27, 2018	10-Q	000-18730	99.6	8/15/18
4.7 & 10.7	Convertible Promissory Note dated August 20, 2018, effective August 24, 2018	8-K	000-18730	10.1	8/27/18
4.8 & 10.8	Convertible Promissory Note issued to EMA dated September 25, 2018, effective September 28, 2018	8-K	000-18730	10.1	10/5/18
4.9 & 10.9	Convertible Promissory Note issued to Auctus dated September 25, 2018, effective September 27, 2018	8-K	000-18730	10.2	10/5/18

4.10 & 10.10	Convertible Promissory Note issued to FirstFire dated September 24, 2018, and effective October 9, 2018	8-K	000-18730	10.1	10/15/18
4.11 & 10.11	8% Convertible Redeemable Note issued to GS Capital Partners, LLC dated January 10, 2019	8-K	000-18730	4.1	1/15/19
4.12 & 10.12	Form of Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 5, 2019	8-K	000-18730	4.1	2/14/19
4.13 & 10.13	Convertible Promissory Note issued to Geneva Roth Remark Holdings, Inc. dated September 2, 2020	10-K	000-18730	4.13	4/15/21
4.14 & 10.14	Convertible Promissory Note Issued as of April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	4.1	8/16/21
4.15 & 10.15	6% Redeemable Note dated July 14, 2021 issued to GS Capital Partners, LLC in the principal amount of $2,000,000	10-Q	000-18730	4.1	11/15/21
10.16	Securities Purchase Agreement dated July 14, 2021 with GS Capital Partners, LLC	10-Q	000-18730	10.1	11/15/21
10.17	Securities Purchase Agreement by and between DarkPulse, Inc. and GS Capital Partners, LLC dated January 10, 2019	8-K	000-18730	10.1	1/15/19
10.18	Form of Securities Purchase Agreement between DarkPulse, Inc. and Crown Bridge Partners, LLC dated February 5, 2019	8-K	000-18730	10.1	2/14/19
10.19	Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc. dated September 2, 2020	10-K	000-18730	10.03	4/15/21
10.20	Consulting Agreement effective December 23, 2020 with Faisal Farooqui	10-K	000-18730	10.04	4/15/21
10.21	Assignment Agreement with the University of New Brunswick, Canada	10-K	000-18730	10.05	4/15/21
10.22	Convertible Debenture (Secured) Issued April 24, 2017	10-K	000-18730	10.06	4/15/21
10.23	Finder’s Fee Agreement dated January 8, 2021 with J.H. Darbie & Co., Inc.	10-Q	000-18730	10.1	5/17/21
10.24	Securities Purchase Agreement dated as of April 26, 2021 with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.1	8/16/21
10.25	Registration Rights Agreement dated April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.2	8/16/21
10.26	Heads of Terms with Remote Intelligence LLC and Unleash Live, Inc. dated May 10, 2021	10-Q	000-18730	10.3	8/16/21
10.27	Consulting Agreement with Dr. Joseph Catalino Jr. dated May 17, 2021	10-Q	000-18730	10.4	8/16/21
10.28	Settlement and Mutual Release Agreement with Auctus Fund, LLC dated June 3, 2021	10-Q	000-18730	10.5	8/16/21
10.29	Letter of Intent with Remote Intelligence, Limited Liability Company dated June 8, 2021	10-Q	000-18730	10.6	8/16/21
10.30	Letter of Intent with Wildlife Specialists, LLC dated June 8, 2021	10-Q	000-18730	10.7	8/16/21
10.31	Teaming Agreement with Crae-Con Construction Inc. dated June 22, 2021	10-Q	000-18730	10.8	8/16/21
10.32	Teaming Agreement with SurSafe LLC dated June 24, 2021	10-Q	000-18730	10.9	8/16/21
10.33	Letter of Intent with TerraData Unmanned, PLLC dated June 25, 2021	10-Q	000-18730	10.10	8/16/21
10.34	Consulting Agreement dated effective July 22, 2021 with Rick Gibson	10-Q	000-18730	10.2	11/15/21
10.35	Engagement Agreement and Terms and Conditions dated August 3, 2021 with Energy & Industrial Advisory Partners, LLC	10-Q	000-18730	10.3	11/15/21
10.36	Letter of Intent dated June 8, 2021 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.4	11/15/21

10.37	Letter of Intent dated June 8, 2021 with Wildlife Specialists, LLC	10-Q	000-18730	10.5	11/15/21
10.38	Share Purchase Agreement dated August 9, 2021 with Optilan Guernsey Limited and Optilan Holdco 2 Limited	10-Q	000-18730	10.6	11/15/21
10.39	Subscription Agreement August 9, 2021 with Optilan HoldCo 3 Limited	10-Q	000-18730	10.7	11/15/21
10.40	Letter of Intent dated effective August 18, 2021 with TJM Electronics West, Inc.	10-Q	000-18730	10.8	11/15/21
10.41	Membership Interest Purchase Agreement dated August 30, 2021 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.9	11/15/21
10.42	Membership Purchase Agreement dated August 24, 2022 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.2	11/4/22
10.42	Membership Interest Purchase Agreement dated August 30, 2021 with Wildlife Specialists, LLC	10-Q	000-18730	10.10	11/15/21
10.44	Membership Purchase Agreement dated August 24, 2022 with Wildlife Specialists, LLC	10-Q	000-18730	10.3	11/4/22
10.43	Letter of Intent dated June 25, 2021 with TerraData Unmanned, PLLC	10-Q	000-18730	10.11	11/15/21
10.44	Amendment No. 1 to Letter of Intent with TerraData Unmanned, PLLC dated effective August 24, 2021	10-Q	000-18730	10.12	11/15/21
10.45	Amendment No. 2 to Letter of Intent with TerraData Unmanned, PLLC dated effective September 3, 2021	10-Q	000-18730	10.13	11/15/21
10.46	Amendment to Letter of Intent with TJM Electronics West, Inc. dated effective August 31, 2021	10-Q	000-18730	10.14	11/15/21
10.47	Stock Purchase Agreement dated September 8, 2021 with TJM Electronics West, Inc.	10-Q	000-18730	10.15	11/15/21
10.48	Research Agreement dated September 21, 2021 with the Arizona Board of Regents	10-Q	000-18730	10.16	11/15/21
10.49	Membership Purchase Agreement with TerraData Unmanned, PLLC dated effective October 1, 2021	S-1	333-261453	10.48	12/1/21
10.50	Teaming Agreement with CADG Engineering Pte Ltd dated effective October 5, 2021	S-1	333-261453	10.49	12/1/21
10.51	Equity Financing Agreement with GHS Investments LLC dated November 9, 2021	S-1	333-261453	10.50	12/1/21
10.52	Registration Rights Agreement with GHS Investments LLC dated November 9, 2021	S-1	333-261453	10.51	12/1/21
10.53	Investor Relations Agreement dated December 15, 2021 with RedChip Companies, Inc.	10-K	000-18730	10.53	4/15/22
10.54	Equity Financing Agreement with GHS Investments LLC dated May 27, 2022	S-1	333-265401	10.54	6/3/22
10.55	Registration Rights Agreement with GHS Investments LLC dated May 27, 2022	S-1	333-265401	10.55	6/3/22
10.56	Amendment No. 1 to the Equity Financing Agreement with GHS Investments LLC dated June 1, 2022	S-1	333-265401	10.56	6/3/22
10.57	Distributorship Agreement dated effective June 13, 2022 with Multi Net Egypt for Trading	8-K	000-18730	99.2	6/13/22
10.58*	Employment Agreement dated effective April 1, 2022 with Dennis O’Leary	10.2	000-18730	10.2	8/10/22
10.59	Joint Cooperation Contract dated July 5, 2022 with Salman International Company	8-K	000-18730	99.2	7/6/22
10.60	Exclusive Commercial Agency Agreement dated July 27, 2022 with Gulf Automation Services & Oilfield Supplies Company [Gasos] LLC	10-Q	000-18730	10.1	11/4/22

10.61	Consulting Agreement dated June 1, 2022 with Dr Ehab M. Eldemeri	10-Q	000-18730	10.1	8/10/22
10.62	Joint Venture Agreement dated September 9, 2022	8-K	000-18730	99.1	9/12/22
10.63	Purchase Agreement dated October 12, 2022 with Gladstone Sponsor, LLC and Gladstone Acquisition Corp.					X
10.64	Assignment, Assumption, Release and Waiver of the Letter Agreement dated October 12, 2022 with Gladstone Sponsor, LLC and Gladstone Acquisition Corp.					X
10.65	Joinder to the Registration Rights Agreement dated October 12, 2022 with Gladstone Acquisition Corp.					X
16.1	Letter from Boyle CPA Dated January 28, 2022 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/28/22
16.2	Letter from Urish Popeck & Co., LLC Dated January 4, 2023 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/4/23
21.1	List of Subsidiaries	10-K	000-18730	21.1	4/15/21
31.1	Certification of Chief Executive Officer and Chief Financial Officer					X
32.1	Certification of Chief Executive Officer and Principal Financial Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

____________

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: June 23, 2023	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of June, 2023.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	June 23, 2023

/s/ Dr. Anthony Brown	Director	June 23, 2023
Dr. Anthony Brown

/s/ Craig Atkin	Director	June 23, 2023
Craig Atkin

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2022 and 2021

and for the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DarkPulse, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DarkPulse, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses and negative cash flows. The Company also has an accumulated deficit of approximately $46.6 million at December 31, 2022. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2 to the financial statements, the Company recognizes revenue from the sale of services, which consist primarily of advanced technology solutions for integrated communications and security systems. At contract inception, the Company assesses the goods and services promised in the contract with customers and identifies a performance obligation for each, in accordance with ASC 606, Revenue from Contracts with Customers. To determine the performance obligation, the Company considers all products and services promised in the contract. Revenue is recognized over time using the input measure as it most accurately represents the value of goods and services transferred to the customer.

The primary procedures we performed to address this critical audit matter included:

•	We reviewed the underlying agreements and contracts and assessed the terms to determine if the performance obligation was met and for the correct amount.
•	We recalculated the mathematical accuracy of the revenue.
•	We tested the contract costs to ensure they are being properly recorded.
•	We assessed the adequacy of any loss provisions by reviewing the Company’s estimated costs to complete contracts and to ensure it is sufficient.
•	We recalculated the margins on contracts to ensure they are consistent over the entire term of the contract and its related performance obligation.

Impairment Analysis

As discussed in Note 8 to the financial statements, management performed their annual impairment analysis during the year ended December 31, 2022. As disclosed by management, the determination of fair value using the income approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates and discount rates. The determination of fair value using the market multiples approach requires the use of revenue multiples, as applicable, based on operating data from guideline publicly traded companies. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, intangible assets subject to amortization were also reviewed for impairment. An impairment on the intangible assets shall be recognized only if the carrying amount is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. An impairment loss shall be measured as the amount by which the carrying amount of an intangible asset exceeds its fair value.

As a result of the annual impairment assessment, the Company concluded that there was impairment to the intangible assets and goodwill in the aggregate of approximately $12.2 million.

The principal considerations for our determination that performing procedures relating to the impairment analyses is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's significant assumptions related to forecasted revenue growth rates, discount rates, and revenue multiples, as applicable. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (1) testing management’s process for developing the fair value estimates of the reporting units, (2) evaluating the allocation of assets and liabilities to the reporting units, (3) evaluating the appropriateness of the income and market approaches, (4) testing the completeness and accuracy of the underlying data used in the income and market multiple approaches, and (5) evaluating the significant assumptions used by management related to forecasted revenue growth rates, discount rates, and revenue multiples, as applicable. Evaluating management’s assumptions related to forecasted revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (1) the current and past performance of the reporting unit, (2) the actions necessary to achieve future forecasts, (3) the consistency with external market data, and (4) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income approach and the discount rates, as well as the selection and calculation of revenue multiples, as applicable.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated and recomputed the methodology used in connection with the Company’s impairment analysis, including review of the appropriate accounting literature, valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used;
•	With the assistance of our valuation specialists, we assessed the significant assumptions used by management relating to forecasted revenue growth rates, discount rates, and revenue multiples as applicable.;
•	We assessed the appropriate interpretation and application used by management of the FASB’s Accounting Standards Codification for the impairment analysis including topics ASC 350 - Intangibles – Goodwill and Other, ASC 360 - Property, Plant, and Equipment, and ASC 820 – Fair Value Measurements and Disclosures;
•	We evaluated the reasonableness of the Company’s projections of future cash flows by comparing the assumptions used in the projections to actual results and other information deemed necessary as well as tested the mathematical accuracy of the calculations;
•	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the impairment.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2023.

Fort Washington, PA

June 23, 2023

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

Our principal audit procedures to evaluate the valuation of intangible assets included the following:

•	We read the purchase agreements used in the underlying acquisitions and utilized by the Company to allocate the purchase price.
•	We obtained the valuation reports prepared by management’s third-party expert.
•	Utilized professionals with specialized skill and knowledge to evaluate the reasonableness of the methodology, assumptions, including the discount rate and weighted average cost of capital, as compared to their experience and publicly available market data.
•	Considered the reasonableness of the overall allocation of the total purchase price.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2021.

Pittsburgh, PA

April 15, 2022

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$2,060,332	$3,658,846
Accounts receivable, net	2,952,293	4,528,249
Inventory	23,825	11,948
Contract assets	1,439,844	485,825
Due from related party	318,025	–
Prepaid expenses and other current assets	180,530	181,000
TOTAL CURRENT ASSETS	6,974,849	8,865,869

NON-CURRENT ASSETS:
Property and equipment, net	1,933,871	1,787,824
Operating lease right-of-use assets	2,724,226	2,620,993
Patents, net	267,875	342,962
Notes receivable, related party	1,049,248	–
Investment in related party (see Note 17)	1,500,000	–
Joint venture	46,724	–
Intangible assets, net	390,330	3,886,588
Goodwill	6,462,153	17,088,501
Other assets, net	689,869	843,644
TOTAL NON-CURRENT ASSETS	15,064,297	26,570,512
TOTAL ASSETS	$22,039,145	$35,436,380

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,736,373	$7,761,241
Contract liabilities	2,215,212	6,019,371
Loss provision for contracts in progress	945,928	–
Convertible notes, net	378,263	378,263
Notes payable, current	2,000,000	2,000,000
Derivative liability	306,467	533,753
Loan payable, current	472,700	594,562
Loan payable, related party	361,747	185,247
Secured debenture, current	136,353	–
Operating lease liabilities - current	512,373	364,105
Other current liabilities	472,217	1,896,218
TOTAL CURRENT LIABILITIES	18,537,633	19,732,759

NON-CURRENT LIABILITIES:
Secured debenture	954,474	1,172,364
Loan payable	328,508	358,153
Operating lease liabilities - non-current	2,547,524	2,474,530
Other liabilities - non-current	–	132,931
TOTAL NON-CURRENT LIABILITIES	3,830,506	4,137,978
TOTAL LIABILITIES	22,368,139	23,870,738

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY:
Series A Super Voting preferred stock, par value $0.01; 100 shares designated, 100 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	–
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both December 31, 2022 and 2021	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 6,427,495,360 and 5,197,921,885 shares issued as of December 31, 2022 and 2021, respectively, 6,427,395,360 and 5,197,821,885 shares outstanding as of December 31, 2022 and 2021, respectively	642,740	519,782
Treasury stock at cost, 100,000 shares at December 31, 2022 and 2021	(1,000)	(1,000)
Additional paid-in capital	44,602,052	20,248,703
Non-controlling interests	2,119,566	2,358,227
Accumulated other comprehensive loss	(1,137,902)	(284,463)
Accumulated deficit	(46,555,334)	(11,276,490)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(328,994)	11,565,642
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$22,039,145	$35,436,380

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
REVENUES	$9,100,255	$7,783,340
COST OF REVENUES	14,543,529	6,685,210
GROSS PROFIT (LOSS)	(5,443,274)	1,098,130

OPERATING (INCOME) EXPENSES:
Selling, general and administrative	4,966,702	3,918,967
Salaries, wages and payroll taxes	7,457,491	2,653,683
Professional fees	3,718,171	2,930,245
Depreciation and amortization	1,568,405	258,306
Impairment expense	12,222,598	–
Gain on forgiveness of payables	(312,685)	–
Debt transaction expenses	–	184,950
TOTAL OPERATING EXPENSES	29,620,682	9,946,150

OPERATING LOSS	(35,063,956)	(8,848,020)

OTHER INCOME (EXPENSE):
Interest expense	(621,132)	(130,359)
Change in fair market of derivative liabilities	227,286	687,124
Gain on forgiveness of liabilities	–	3,488,860
Loss on equity investment	(56,781)	–
Loss on convertible notes	–	(35,525)
Foreign currency exchange rate variance	(2,922)	11,600
TOTAL OTHER (EXPENSE) INCOME	(453,549)	4,021,700

NET LOSS	$(35,517,505)	$(4,826,320)
Net loss attributable to noncontrolling interests	238,661	133,702
Net loss attributable to Darkpulse, Inc.	$(35,278,844)	$(4,692,618)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	5,713,495,965	4,775,929,690

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021
NET LOSS	$(35,517,505)	$(4,826,320)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(853,439)	26,539
COMPREHENSIVE LOSS	$(36,370,944)	$(4,799,781)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders’ (Deficit) Equity

	Preferred stock								Additional	Non-	Accumulated other		Total stockholders’
	Series A		Series D		Common stock		Treasury stock		paid-in	Controlling	comprehensive	Accumulated	(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Interests	loss	deficit	equity
Balance, December 31, 2020	–	–	88,235	$883	4,088,762,151	$408,876	100,000	$(1,000)	$1,805,813	$(12,439)	$315,832	$(6,450,170)	$(3,932,205)
Conversion of convertible notes	–	–	–	–	908,659,678	90,866	–	–	1,610,853	–	–	–	1,701,719
Common stock issued for cash	–	–	–	–	179,974,598	17,997	–	–	14,575,330	–	–	–	14,593,327
Common stock issued for acquisitions	–	–	–	–	15,000,000	1,500	–	–	1,654,500	2,370,666	–	–	4,026,666
Stock based compensation	–	–	–	–	5,425,453	543	–	–	602,207	–	(600,295)	–	602,750
Foreign currency adjustment	–	–	–	–	–	–	–	–	–	–	–	–	(600,295)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(4,826,320)	(4,826,320)
Balance, December 31, 2021	–	–	88,235	883	5,197,821,885	519,782	100,000	(1,000)	20,248,703	2,358,227	(284,463)	(11,276,490)	11,565,642
Common stock issued for cash	–	–	–	–	1,259,746,466	125,975	–	–	24,150,333	–	–	–	24,276,308
Common shares returned and cancelled	–	–	–	–	(33,898,377)	(3,390)	–	–	3,390	–	–	–	–
Issuance of common stock to settle accounts payable	–	–	–	–	3,725,386	373	–	–	199,627	–	–	–	200,000
Issuance of preferred shares	100	1	–	–	–	–	–	–	(1)	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–	–	–	(853,439)	–	(853,439)
Net loss	–	–	–	–	–	–	–	–	–	(238,661)	–	(35,278,844)	(35,517,505)
Balance, December 31, 2022	100	$1	88,235	$883	6,427,395,360	$642,740	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,517,505)	$(4,826,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,568,405	258,306
Gain on forgiveness of payables and liabilities	(312,685)	–
Gain on forgiveness of liabilities	–	(3,488,860)
Change in fair market of derivative liabilities	(227,286)	(687,124)
Impairment of goodwill and intangible assets	12,222,598	–
Loss on equity investment	56,781	–
Loan acquisition costs	–	(480,450)
Stock based compensation	–	602,750
Amortization of debt discount	–	515,975
Changes in operating assets and liabilities:
Accounts receivable	1,459,978	771,432
Inventory	(11,877)	(11,948)
Contract assets	(835,161)	(485,825)
Prepaid expenses and other assets	154,245	(181,000)
Accounts payable and accrued expenses	3,498,906	(2,041,131)
Contract liabilities	(2,609,891)	(1,288,315)
Loss provision for contracts in progress	784,469	–
Operating lease liabilities, net	(412,587)	1,104,884
Other liabilities	(1,556,932)	(1,125,843)
Net cash used in operating activities	(21,738,542)	(11,363,470)

Cash flows from investing activities:
Purchases of property and equipment	(2,074,627)	(754,961)
Investment in related party	(1,500,000)	–
Investment in joint venture	(103,505)	–
Issuance of note receivable, related party	(1,049,248)	–
Advances to related party	(318,025)
Business acquisitions, net of cash received	–	(583,319)
Capitalized patents	–	(191,420)
Deposits	–	(159,453)
Net cash used in investing activities	(5,045,405)	(1,689,153)

Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	24,276,308	14,593,327
Proceeds from convertible debentures	–	1,102,700
Repayments of convertible debentures	–	(384,600)
Proceeds from notes payable	–	2,000,000
Net Repayments of loan payable	(110,507)	–
Net cash provided by financing activities	24,165,801	17,311,427

Net change in cash and cash equivalents	(2,618,146)	4,258,804
Effect of exchange rate on cash	1,019,632	(600,295)
Cash at beginning of year	3,658,846	337
Cash at end of year	$2,060,332	$3,658,846

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$369,063	$–

Non-cash financing and investing activities:
Issuance of common stock per TerraData Acquisition	$200,000	$–
Issuance of common stock for convertible notes payable and interest	$–	$181,560
Issuance of common stock for Wildlife Specialists and Remote Intelligence	$–	$1,654,500
Non-controlling interest for Wildlife Specialists and Remote Intelligence	$–	$2,370,666

See accompanying notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

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

The Company’s subsidiaries consist of Optilan HoldCo 3 Limited, a company headquartered in Coventry, United Kingdom (“Optilan”) whose focus is in telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, LLC, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, LLC, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

Our consolidated financial statements as of December 31, 2022 and 2021 include the accounts of DarkPulse Inc. and its subsidiaries:

DarkPulse Technologies Inc. (“DPTI”), a New Brunswick, Canada corporation, a wholly owned subsidiary, incorporated December 16, 2010.

DPTI owns 100% of DarkPulse Technology Holdings Inc., a New York corporation, incorporated July 6, 2017.

On August 9, 2021, the Company entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited (the “Sellers”), pursuant to which the Company purchased from the Sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”) for £1.00. In connection with the acquisition, the Company acquired $14,828,459 in assets and assumed liabilities totaling $25,179,320. As of August 9, 2021, the Company owns all of the equity interests of Optilan. Refer to Note 4 for the assets acquired and liabilities assumed of Optilan.

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

The Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, assumptions used to calculate derivative liabilities, revenue recognition and impairment of long-lived assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to their current year presentation. The reclassifications are primarily due to contract related assets and liabilities. In addition, certain other assets of $560,760 were reclassified from current to long-term and certain liabilities of $185,247 were reclassified from long-term to current. As a result of these reclassifications, our working capital deficit increased by $746,006 as compared to amounts previously reported. There were no changes to previously reported total assets, total liabilities, or equity. There were no changes to previously reported operating or net loss and no changes to previously reported cash flows from operating, investing, or financing activities.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such a financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2022, there was $640,614 of cash held at the US entities in excess of federally insured limits.

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and 2021, the Company determined that the allowance for doubtful accounts was $3,320,983 and $3,365,293, respectively.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of December 31, 2022 and 2021, retainage receivable was $824,777 and $497,773, respectively.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency, as well as the Turkish lira, Emiraes Dirham, Azerbajani Manat and Indian Rupee. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the year ended December 31, 2022 a closing rate at 1.20582 US$: GBP, average rate at 1.23710 US$:GBP, and closing rate of 1.375103 US$:CAD.

The relevant translation rates are as follows: for the year ended December 31, 2021 a closing rate at 1.353583 US$: GBP, average rate at 1.375671 US$:GBP and for the Optilan acquisition closing rate at 1.38138 US$: GBP.

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

Indefinite-lived intangible assets established in connection with business combinations consist of the tradename. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. It is our practice, at a minimum, to perform a qualitative or quantitative goodwill impairment test in the fourth quarter every year. The Company has one reporting unit it evaluates during its impairment test.

During the year ended December 31, 2022, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to underperformance of the Company’s subsidiaries as compared to the Company’s initial projections at the time of each respective acquisition. Specifically, in 2022 the Company determined that certain revenue targets would not be achieved and anticipated costs to complete projects were higher than forecasted. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $12,222,598 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $2,703,456, and impairment of goodwill of $9,519,143. The Company has one reporting unit which was evaluated in the impairment test noted above. Refer to Notes 4 and 8.

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at December 31, 2022, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Revenue Recognition

The Company’s revenues are generated primarily from the sale of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products are primarily generated from our TJM subsidiaries. Sales of products and services are separate from one another. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We recognize service revenues as the performance obligations are met, which is generally as milestones are satisfied over time. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

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

The Company considers each individual sale of service contract to be its own performance obligation. Services in the contract are highly interdependent and interrelated, and the successful completion of each milestone is necessary for the overall success of the contract. Therefore, each milestone is not separately identifiable from other promises in the contract, and not distinct and ultimately not individual performance obligations.

The Company records revenue over time using the input measure as it is the most faithful depiction of an entity’s performance because it directly measures the value of the goods and services transferred to the customer. The Company utilizes the Right to Invoice for these contracts, as the pricing structure is based on various milestones that are specified in the contract. These milestones include Construction Phase Plan, Start of the construction phase, installation phase, site surveys, fiber splicing, recoveries, and closeouts. There are specified payments associated with these milestones in the contract, and the value allocated is commensurate with work done. In the event that there are advances such as upfront retainers and not based on the value, those are recorded as contract liabilities.

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

Cost of Revenues

Cost of revenues consists primarily of materials and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third-party original equipment manufacturer costs to provide continuing support to our customers. Cost of revenues also includes direct labor attributable to revenue service arrangements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2022, one customer accounted for 38% of gross accounts receivable.

Leases

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

Derivative Financial Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a lattice model, in accordance with ASC 815-15, Derivative and Hedging, to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months after the balance sheet date.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, Fair Value Measurements and Disclosures. As defined in FASB ASC 820, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement) as follows:

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

The Company’s derivative liability is a Level 3 liability measured at fair value on a recurring basis. See Note 11.

Equity Investments

The Company uses the equity method to account for investments in which it has the ability to exercise significant influence over the investee’s operating and financial policies, or in which its holds a partnership or limited liability company interest in an entity with specific ownership accounts, unless it has virtually no influence over the investee’s operating and financial policies. The Company follows the guidance in ASC 323-10-30-2, Joint Ventures, which prescribes the use of the equity method for investments in joint ventures where the Company has significant influence. Equity method investments are recorded at cost and are adjusted to recognize (1) the Company’s share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds the Company’s share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than-temporary declines in fair value. Gain (loss) on equity investment includes realized gains or losses upon the sale of the investment and are included as other income (expense) in the consolidated statements of operations and comprehensive (loss).

Per ASC 323-10-30-2, Joint Ventures are accounted for using the equity method, in which the Company initially records its investment at cost, including transaction costs. Under the equity method, an investment in common stock and in-substance common stock is presented on the balance sheet of an investor as a single amount. However, any difference between the cost of the investment and the underlying equity in net assets of an investee — commonly referred to as a basis difference — should be accounted for as if the investee were a consolidated subsidiary.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

The Company has adopted ASC 740-10-25, Definition of Settlement which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the years 2022 and 2021, however may be subject to certain penalties. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of changes in stockholders’ equity. Net income (loss) and comprehensive income (loss) attributable to non-controlling interests are reflected separately from consolidated net income (loss) and comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and statements of changes in stockholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. The Company has non-controlling interests via its subsidiaries TerraData, Remote Intelligence and Wildlife Specialists.

During the years ended December 31, 2022 and 2021, the Company recorded a loss of $238,661 and $133,702, respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the years ended December 31, 2022 and 2021, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of December 31, 2022 and 2021 are as follows:

	Years Ended
	December 31,
	2022	2021
Convertible notes	65,827,695	1,589,257,888
Series D preferred stock	176,470	–
	66,004,165	1,589,257,888

Recently Issued Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $35,517,505 and $4,826,320 during the years ended December 31, 2022 and 2021, respectively, and net cash used in operating activities of $21,738,542 and $11,363,470, respectively. As of December 31, 2022, the Company’s current liabilities exceeded its current assets by $11,562,784 and an accumulated deficit of $46,555,334. As of December 31, 2022, the Company had $2,060,332 of cash.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional capital principally through private placement offerings and is targeting strategic partners in an effort to finalize the development of its products and begin generating revenues. The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements or expansion of its operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations for twelve months from the issuance date of these consolidated financial statements. However, management cannot make any assurances that such financing will be secured.

NOTE 4 – BUSINESS ACQUISITIONS

Optilan Holdco 3 Limited

On August 9, 2021, the Company entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited (the “Sellers”), pursuant to which the Company purchased from the Sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”) for £1.00. In connection with the acquisition, the Company acquired $14,828,459 in assets and assumed liabilities totaling $25,179,320. As shown below, this purchase price consideration is nominal and it was considered $0 for accounting purposes. As of August 9, 2021, the Company owns all of the equity interests of Optilan.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized at the date of acquisition:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$736,177	$(6,000)	$730,177
Accounts receivable	4,619,381	–	4,619,381
Inventory	2,040,887	–	2,040,887
Property & equipment	1,393,274	–	1,393,274
Right-of-use assets	1,385,825	(694,527)	691,298
Unbilled revenue	540,321	779,483	1,319,804
Intangible assets:
Trade name	–	4,033,638	4,033,638
Goodwill	12,181,350	(1,830,489)	10,350,861
Total assets	22,891,215	2,288,105	25,179,320
Accounts payable	11,622,018	(174,846)	11,447,172
Contract deposits	3,168,493	–	3,168,493
Contract liabilities, current	4,139,193	–	4,139,193
Lease liabilities, current	141,730	–	141,730
Other current liabilities	2,496,725	3,157,478	5,654,203
Lease liabilities, noncurrent	628,529	–	628,529
Total purchase consideration	$694,527	$(694,527)	$–

Wildlife Specialists, LLC and Remote Intelligence, LLC

On August 30, 2021, the Company closed two separate Membership Interest Purchase Agreements (the “MPAs”) with Remote Intelligence, Limited Liability Company, a Pennsylvania limited liability company (“RI”) and Wildlife Specialists, LLC, a Pennsylvania limited liability company (“WS”) pursuant to which the Company agreed to pay to the majority shareholder of each of RI and WS an aggregate of 15,000,000 shares of the Company’s common stock (at the fair value of $0.07 per share), $500,000 to be paid on the closing date, and an additional $500,000 to be paid 12 weeks from closing date in exchange for 60% ownership of each of RI and WS. RI and WS are now subsidiaries of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized at the date of acquisition:

Consideration
Cash	$500,000
Common stock	978,000
Purchase price	$1,478,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on the estimated fair values as of August 29, 2021 was as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$33,910	$(6,098)	$27,812
Accounts receivable	161,866	170,486	332,352
Other current assets	600	20,947	21,547
Property & equipment	99,490	(77,945)	21,545
Goodwill	1,191,085	1,597,593	2,788,678
Total assets	1,486,951	1,704,983	3,191,934
Assumed liabilities	393,651	334,950	728,601
Non-controlling interest	–	985,333	985,333
Total Consideration for 60% of equity interests	$1,478,000	$–	$1,478,000

TJM Electronics West, Inc.

On September 8, 2021, the Company entered into and closed the Stock Purchase Agreement with TJM Electronics West, Inc., an Arizona corporation (“TJM”), and TJM’s shareholders, pursuant to which we agreed to purchase all of the equity interests in TJM in exchange for $450,000. TJM is now a wholly-owned subsidiary of the Company.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized at the date of acquisition:

Fair Value
Accounts receivable	$3,400
Property & equipment	91,051
Goodwill	355,549
Total assets	450,000
Total Consideration	$450,000

TerraData Unmanned, PLLC

Effective October 1, 2021 the Company entered into and closed the Membership Purchase Agreement (the “TerraData MPA”) with TerraData Unmanned, PLLC, a Florida limited liability company (“TerraData”), and Justin Dee, the sole shareholder of TerraData, pursuant to which the Company agreed to purchase 60% of the equity interests in TerraData in exchange for 3,725,386 shares of the Company’s Common Stock (at the fair value of $0.05 per share) $400,000, subject to adjustments as defined in the TerraData MPA, to be paid within 12 weeks of closing. TerraData is now a subsidiary of the Company. The shares were issued to Justin Dee during 2022.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the fair value of the assets and liabilities recognized at the date of acquisition:

Consideration
Cash	$400,000
Common stock	200,000
Purchase price	$600,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by the Company based on the fair values as of October 1, 2021 was as follows:

(Amounts in US$'s)	Fair Value
Cash	$8,691
Goodwill	992,049
Total assets	1,000,740
Assumed liabilities	740
Non-controlling interest	400,000
Total Consideration for 60% of equity interests	$600,000

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the year ended December 31, 2021 as though the Company acquired Optilan, Wildlife Specialists, Remote Intelligence, TJM Electronic West and TerraData Unmanned (the “Acquired Companies”) on the first day of each fiscal year are set forth below.

Year Ended
December 31,
2021
Pro forma revenues	$23,329,213
Pro forma operating income	$11,477,923
Pro forma net income	$11,264,238
Pro forma net income attributable to DarkPulse	$11,912,054
Pro forma net income per share	$0.002
Weighted average common shares outstanding	4,790,929,690

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Services and products transferred at a point in time	$3,843,274	$535,407
Services and products transferred over time	5,256,979	7,247,933
Total revenue	$9,100,255	$7,783,340

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Products	$560,406	1,533,378
Services	8,539,849	6,249,962
Total revenue	$9,100,255	$7,783,340

Revenue by geographic destination consisted of the following for the for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
North America	$1,585,568	$535,407
United Kingdom	5,894,060	7,247,933
Rest of world	1,620,627	–
Total revenue	$9,100,255	$7,783,340

Contracts

Contract revenue is recognized over time using the cost-to-cost measure of progress for fixed price contracts. The cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. The contractual terms provide that the customer compensates the Company for services rendered.

Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to- cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.

Performance Obligations

A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification (“ASC”) Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The Company’s contracts often require significant integrated services and, even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. The majority of the Company’s performance obligations are completed within one year.

When more than one contract is entered into with a customer on or close to the same date, the Company evaluates whether those contracts should be combined and accounted for as a single contract as well as whether those contracts should be accounted for as more than one performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts, which could change the amount of revenue and profit recognition in a given period depending upon the outcome of the evaluation.

As of December 31, 2022, the Company had backlog of approximately $7,079,000. During the year ended December 31, 2022, there was approximately $4,200,000 in revenue recognized pertaining to backlog as of December 31, 2021.

Contract Assets and Liabilities

The Company bill its customers based on contractual terms, including, milestone billings based on the completion of certain phases of the work. Sometimes, billing occurs after revenue recognition, resulting in unbilled revenue, which is accounted for as a contract asset. Sometimes the Company receives advances payments from our customers before revenue is recognized, resulting in deferred revenue, which is accounted for as a contract liability.

Contract assets in the consolidated balance sheets represents costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed.

Contract assets consist of the following:

	December 31,
	2022	2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,439,844	$485,825
Total contract assets	$1,439,844	$485,825

Contract liabilities consist of the following:

	December 31,
	2022	2021
Billings in excess of costs and estimated earnings on uncompleted contracts	$2,215,212	$6,019,371
Total contract liabilities	$2,215,212	$6,019,371

The following table is a summary of the Company’s activity of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2020	$–
Additions through advance billings to or payments from vendors	–
Additions through business acquisition	4,139,193
Revenue recognized from current period advance billings to or payments from vendors	1,880,178
Balance at December 31, 2021	6,019,371
Additions through advance billings to or payments from vendors	3,710,528
Revenue recognized from current period advance billings to or payments from vendors	(7,514,687)
Balance at December 31, 2022	$2,215,212

Variable Consideration

Transaction pricing for the Company’s contracts may include variable consideration, such as unapproved change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based on past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer, legal evaluations and all other relevant information that is reasonably available. The effect of a change in variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2022	2021
Accounts receivable	$6,273,276	$7,893,542
Less: Allowance for doubtful accounts	(3,320,983)	(3,365,293)
Accounts receivable, net	$2,952,293	$4,528,249

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Property and equipment	$3,942,421	$1,867,794
Leasehold improvements	46,934	42,396
Property and equipment at cost	3,989,355	1,910,190
Less - accumulated depreciation	(2,055,484)	(122,366)
Property and equipment, net	$1,933,871	$1,787,824

Depreciation expense was $1,331,972 and $78,465 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the years ended December 31, 2022 and 2021:

Goodwill
Balances at December 31, 2020	$–
Business combinations	17,296,810
Foreign exchange translation	(208,309)
Balances at December 31, 2021	17,088,501
Impairment (see Note 2)	(9,519,143)
Foreign exchange translation	(1,107,205)
Balances at December 31, 2022	$6,462,153

Intangible Assets, Net

In connection with the Optilan acquisition, the Company recognized an intangible asset, a trade name, of $4,033,638. The trade name has a useful life of 25 years.

During the Company’s impairment analysis at December 31, 2022 (see Note 2), the Company recorded impairment of the trade name of $2,703,456.

The following is a summary of intangible assets, net:

	December 31,
	2022	2021
Trade name per business combination	$4,033,638	$4,033,638
Impairment	(2,703,456)	–
Less: accumulated amortization	(161,346)	–
Foreign exchange translation	(778,506)	(147,050)
Intangible assets, net	$390,330	$3,886,588

Amortization expense was $161,346 and $0 for the years ended December 31, 2022 and 2021, respectively.

Future amortization expense as of December 31, 2022 is as follows:

Years Ended December 31,
2023	$53,207
2024	53,207
2025	53,207
2026	53,207
2027	53,207
Thereafter	124,295
$390,330

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2022 and 2021, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the years ended December 31, 2022 and 2021, the Company had patent amortization costs on its intrusion detection technology totaling $75,087 and $51,028, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

The following is a summary of the DPTI patents as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Patents	$904,269	$904,269
Less: accumulated amortization	(636,394)	(561,307)
Patents, net	$267,875	$342,962

Future expected amortization of patents is as follows:

As of December 31,
2023	$51,028
2024	51,028
2025	51,028
2026	51,028
2027	51,028
Thereafter	12,735
$267,875

NOTE 9 – JOINT VENTURE

On September 9, 2022, the Company entered into a Joint Venture Agreement with Neural Signals Inc, (“NSI”), for the purpose of developing, marketing and selling products and services based on the patents issued to NSI. The parties established the Joint Venture, Neural Logistics Inc., under a separate entity to conduct business. The Company has 50% ownership in NSI. The Company determined that the investment was accounted for as an equity investment under ASC 323-10-30-2.

During the year ended December 31, 2022, the Company contributed $103,505 to the joint venture and recorded a loss on the equity investment of $51,753.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	December 31,
	2022	2021
Accounts payable	$7,135,404	$7,292,975
Accrued liabilities	2,058,725	634,326
Total accounts payable and accrued expenses	$9,194,129	$7,761,241

NOTE 11 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2022 and 2021. In 2022, management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. In 2021, management determined the expected volatility between 475.55-624.25%, a risk-free rate of interest between 0.10-0.13%, and contractual lives of the debt varying from zero months to eight months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2022 and 2021. The table below details the Company's outstanding convertible notes and related derivative liability:

	Face	Derivative Liability
	Amount	12/31/2022	12/31/2021
Carebourn	$90,228	$71,410	$128,370
Carebourn	162,150	128,331	230,692
More Capital	72,488	57,369	103,130
EMA	53,397	49,357	71,561
	$378,263	$306,467	$533,753

During the years ended December 31, 2022 and 2021, change in fair value of the derivative liability was $227,286 and $687,124, respectively. The following is a summary of the change in derivative liability:

Derivative Liability
Balances at December 31, 2020	$1,220,877
Change in fair value	(687,124)
Balances at December 31, 2021	533,753
Change in fair value	(227,286)
Balances at December 31, 2022	$306,467

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

As of both December 31, 2022 and 2021 respectively, there was $378,263 of convertible debt outstanding. As of December 31, 2022 and 2021 respectively, there was derivative liability of $306,467 and $533,753 related to convertible debt securities.

As of December 31, 2022, all outstanding convertible debt is default.

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of December 31, 2022 and 2021, $2,000,000 remains outstanding. As of December 31, 2022, the GS note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at December 31, 2022 and 2021:

	December 31,
	2022	2021
RI - line of credit	$99,971	$83,030
RI - Short-term loans	43,899	70,196
WS - line of credit	200,000	175,331
WS - Short-term loans	128,830	266,005
Loans payable, current	$472,700	$594,562

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	86,041	104,443
WS - SBA EIDL	26,307	26,307
WS - long-term loans	113,563	124,806
Loans payable, non-current	$328,508	$358,153

The CARES Act extended COVID relief funding for qualified small businesses under the EIDL assistance program. In 2020, RI and WS were approved by the SBA and received proceeds of $103,100 and $26,700, respectively. The EIDL loans mature in thirty years from the effective date of the loan and has a fixed interest rate of 3.75% per annum.

In August 2020, WS entered into a line of credit for $100,000, which was amended and extended to a principal amount of $200,000 in 2021. The loan is due on demand and bears interest at the prime rate index and 1.00% As of December 31, 2022 and 2021, the outstanding balance was $200,000 and $175,331, respectively.

In March 2019, RI entered into a line of credit for $45,000, which was amended and extended to a principal amount of $100,000 in 2021. The loan is due on demand and bears interest at the prime rate index and 1.00% As of December 31, 2022 and 2021, the outstanding balance was $99,971 and $83,030, respectively.

Future minimum required payments over the next 5 years and thereafter are as follows:

Years Ended December 31,
2023	$472,700
2024	17,630
2025	35,980
2026	15,492
2027	37,427
Thereafter	221,979
$801,208

NOTE 12 – SECURED DEBENTURE

DPTI issued a convertible Debenture to the University (see Note 1) in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US $1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same CAD 1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of CAD 42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required for 2020, 2019 and 2018. Beginning in 2023, The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars 62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on December 31, 2018, the quarterly principal repayment amounts will be US$48,447. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent US Dollar amount of Canadian 1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the US dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018. To date, no royalties have been paid.

For the years ended December 31, 2022 and 2021, the Company recorded interest expense of $36,307 and $52,538, respectively.

As of December 31, 2022, the outstanding balance of the debenture liability totaled $1,090,827.

Future minimum required payments over the next 5 years and thereafter are as follows:

Period ending December 31,
2023	$136,353
2024	181,805
2025	181,805
2026	181,805
2027	181,805
Thereafter	227,254
$1,090,827

NOTE 13 – LEASES

The following was included in our balance sheet as of December 31, 2022 and 2021:

	December 31,
Operating leases	2022	2021

Assets
ROU operating lease assets	$2,724,226	$2,620,993

Liabilities
Current portion of operating lease	$512,373	$364,105
Operating lease, net of current portion	2,547,524	2,474,530
Total operating lease liabilities	$3,059,897	$2,838,635

The weighted average remaining lease term and weighted average discount rate at December 31, 2022 and 2021 were as follows:

	December 31,
Operating leases	2022	2021
Weighted average remaining lease term (years)	7.25	8.25
Weighted average discount rate	6.00%	6.00%

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2022:

2023	$512,373
2024	370,936
2025	406,025
2026	347,329
2027 and later	2,185,545
Total lease payments	3,822,208
Less imputed interest	(762,311)
Total lease obligations	3,059,897
Less current lease obligations	(512,373)
Long-term lease obligations	$2,547,524

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2022 and 2021 respectively, there were 88,335 and 88,235 total preferred shares issued and outstanding for all classes.

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

During the year ended December 31, 2022, the Company issued 100 shares of Series A preferred stock to the Chief Executive Officer for no consideration pursuant to above.  Pursuant to this, the CEO has the right to a majority of the voting power of the Company.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2022 and 2021, there were 6,427,495,360 and 5,197,921,885 common shares issued, respectively. As of December 31, 2022 and 2021, there were 6,427,395,360 and 5,197,821,885 common shares outstanding, respectively.

2021 Transactions

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

2022 Transactions

On May 27, 2022 we entered an Equity Financing Agreement (the “2022 EFA”) and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

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

Below is a table of all puts made by the Company under the Equity Financing Agreement and EDFA during 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2022	23,372,430	1,150,000	$0.054124	$1,033,975
1/21/2022	33,454,988	1,150,000	$0.037812	1,033,975
2/7/2022	16,040,411	500,000	$0.034288	448,975
2/23/2022	75,798,921	2,500,000	$0.032982	2,500,000
3/14/2022	16,579,569	500,000	$0.030158	500,000
3/14/2022	5,617,347	400,000	$0.071208	400,000
3/23/2022	29,257,395	1,500,000	$0.056396	1,348,975
4/11/2022	23,746,816	1,000,000	$0.042111	898,975
5/3/2022	29,522,276	1,000,000	$0.033873	898,975
5/13/2022	26,100,979	556,750	$0.021331	500,050
5/23/2022	25,025,540	556,750	$0.022247	500,050
6/1/2022	25,901,921	556,750	$0.021495	500,050
6/16/2022	23,799,766	402,086	$0.016895	360,852
6/24/2022	38,391,106	643,539	$0.016763	578,160
7/1/2022	33,525,465	556,750	$0.016607	500,050
7/11/2022	32,756,532	556,750	$0.016997	500,050
7/20/2022	29,386,519	556,750	$0.018946	553,765
7/28/2022	35,884,040	556,750	$0.015515	500,050
8/10/2022	44,505,857	680,109	$0.015281	611,073
8/18/2022	54,574,909	948,863	$0.017386	852,952
8/25/2022	105,255,759	2,264,961	$0.021519	2,128,038
9/2/2022	140,073,757	3,000,000	$0.021417	2,788,975
9/14/2022	79,092,686	1,757,466	$0.022220	1,633,418
9/30/2022	30,538,303	500,000	$0.016373	463,975
10/14/2022	35,628,020	500,000	$0.014034	463,975
11/7/2022	22,022,709	326,235	$0.014814	302,375
11/18/2022	39,699,793	325,000	$0.008186	301,225
12/2/2022	42,148,416	325,000	$0.007711	301,225
12/20/2022	78,705,534	540,000	$0.006861	501,175
12/30/2022	63,338,702	400,000	$0.006315	370,975
	1,259,746,466	26,210,509		$24,276,308

In April 2022, the Company issued 3,725,386 shares of common stock pursuant to a settlement of $200,000 in accounts payable.

On August 30, 2022, the Company received 33,898,377 shares of common stock for cancellation from a previous note holder. The shares were cancelled by the Company.

At December 31, 2022 and 2021, the Company had 13,602,044,965 and 1,589,257,888, respectively, in common shares reserved for issuance.

Stock Options

As of December 31, 2022 and 2021, the Company had no outstanding stock options.

NOTE 15 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	2022	2021
Domestic:	$(13,141,019)	$(4,285,237)
Foreign:	(22,376,486)	(541,083)
	$(35,517,505)	$(4,826,320)

The provision for income taxes for the years ended December 31, 2022 and 2021 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2022 and 2021:

	2022	2021
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	1.36%	2.19%
Foreign rate differential	1.26%	0.46%
Goodwill impairment	-7.33%	0.00%
NOLs carryforward adjustment	3.61%	0.00%
Other	-0.22%	-1.81%
Change in valuation allowance:	-19.67%	-21.84%
	–%	–%

The Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred Tax (Liabilities):
Net operating losses	$9,033,067	$2,356,871
Intangible assets	(441,543)	(170,119)
Right of use asset	84,256	(319,752)
Stock based compensation	424,681	498,571
Property and equipment	248,362	–
Other	8,227	–
Less: Valuation allowance	(9,357,049)	(2,365,571)
Deferred tax assets (liabilities)	$–	$–

The Company has approximately $20,718,222 of federal and state net operating loss carryforwards as of December 31, 2022. Of the $20.7 million of NOL’s, $4.8 million will begin to expire in 2023 while $15.9 will not expire but will be limited to 80% utilization. The company also has net operating losses in the UK of $5,045,611 which will not expire and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2022 and 2021, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the UK. The Company had no income tax expense on its losses for the years ended December 31, 2022 and 2021, respectively. The change in valuation allowance for the years ended December 31, 2022 and 2021 is an increase of $6,991,478 and $1,013,674, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2022 and 2021, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The Company files income tax returns in New Brunswick, Canada, and the U.S. federal, New York, and Delaware and the UK jurisdictions. Tax years 2012 to current remain open to examination by Canadian authorities; the tax year 2020 remains open to examination by U.S. authorities.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

Bonded Contracts

As of December 31, 2022, the Company’s Optilan subsidiary had five bonded contracts for a total guaranteed value of approximately $984,000.

Legal Matters

DarkPulse, Inc. v. Twitter, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company is actively investigating potential claims against the @MIKEWOOD and @BullMeechum3 Twitter accounts. There are no material updates to this matter.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) in Minnesota state court. The following discloses the material updates for this matter.

On April 21, 2023, the Minnesota state court granted the Company’s motion for partial summary judgment on its affirmative defenses. Specifically, the Court found that Carebourn is an unregistered dealer, acting in violation of Section 15(a) of the Securities Exchange Act of 1934 and, thus, the contracts between the Company and Carebourn are now void pursuant to Section 29(b) of the Exchange Act.

The Company is actively litigating its counterclaims asserted under the Minnesota Uniform Securities Act.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with More Capital, LLC (“More”) in Minnesota state court. There are no material updates to this litigation.

The Company remains committed to actively litigating its affirmative defenses and claims for relief under the Securities Exchange Act of 1934 and Minnesota Uniform Securities Act.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On May 20, 2022, Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More,” and together with Carebourn, the “Noteholder Plaintiffs”) commenced an action against (i) Standard Registrar and Transfer Co., Inc. (“Standard”), (ii) Amy Merrill (“Merrill”) (Standard and Merrill, together, the “TA Defendants”), (iii) DarkPulse, Inc., (iv) Dennis O’Leary (“O’Leary”), (v) Thomas Seifert (“Seifert”), (vi) Carl Eckel (“Eckel”), (vii) Anthony Brown (“Brown”), and (viii) Faisal Farooqui (“Farooqui”) (DarkPulse, O’Leary, Seifert, Eckel, Brown, and Farooqui, collectively, the “DPLS Defendants ”) in the United States District Court for the District of Utah.

The Noteholder Plaintiffs’ complaint alleges the DPLS Defendants violated the Racketeer Influenced and Corrupt Organizations (RICO) Act, are liable for attorneys’ fees pursuant to the Company’s breach of securities contracts between the Company and, separately, Carebourn and More, and engaged in civil conspiracy, fraudulent concealment, tortious interference with economic relations and conversion against the Noteholder Plaintiffs.

Thereafter, the TA Defendants and DPLS Defendants separately moved to dismiss the Noteholder Plaintiffs’ complaint. On February 10, 2023, the Court denied both motions without prejudice and stayed the action pending the conclusion of enforcement action commenced by the U.S. Securities and Exchange Commission against Carebourn and its principal, Chip Rice, in the U.S. District Court for the District of Minnesota.

The Company contends that the Noteholder Plaintiffs’ lawsuit is duplicative of the first-filed lawsuits commenced by the Noteholder Plaintiffs’ in Minnesota state court. The Company intends to vigorously defend itself against the Noteholder Plaintiffs’ lawsuit.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, on September 10, 2021, Stephen Goodman, Mark Banash, and David Singer (“Former Officers”) commenced suit against the Company in Arizona Superior Court, Maricopa County.

As of the date hereof, the Company and Former Officers have entered into a mutual settlement. Thus, the Former Officers’ lawsuit against the Company has been dismissed with prejudice. Any expenses or amounts awed have been recorded as of December 31, 2022 and are properly disclosed.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”). The following discloses the material updates for this matter.

On January 17, 2023, the Court granted the FirstFire Parties’ motion to dismiss the Company’s complaint. Also on January 17, 2023, the Company appealed the trial court’s decision to the United States Court of Appeals for the Second Circuit. Briefing is currently taking place on the Company’s appeal.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and Racketeer Influenced and Corrupt Organizations (RICO) Act.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed October 24, 2022, the Company remains in active litigation with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”). The following discloses the material updates for this matter.

On March 1, 2023, the Court granted the EMA Parties’ motion to dismiss the Company’s claims asserted under the Securities Exchange Act of 1934, but denied dismissal of the Company’s claim asserted under the Racketeer Influenced and Corrupt Organizations (RICO) Act.

On or about May 15, 2023, the Company and the EMA Parties reached an understanding of settlement, which was subsequently memorialized. The action was subsequently dismissed on or about June 14, 2023.

DarkPulse, Inc. v. Brunson Chandler & Jones, PLLC et al

On July 8, 2022, the Company commenced litigation against Brunson Chandler & Jones, PLLC (“Brunson Firm”), and Lance B. Brunson (“Brunson,” and together with the Brunson Firm, the “Brunson Parties”) through the filing of a complaint in the United States District Court for the District of Utah. The Company is alleging that the Brunson Parties have committed professional negligence and breach of contract.

On March 2, 2023, the Brunson Parties filed an answer, affirmative defenses, and counterclaims to the Company’s complaint, wherein the Brunson Firm alleged claims for (i) breach of contract against the Company, (ii) breach of contract against the Company’s subsidiary, DarkPulse Technologies, Inc., and (iii) quantum meruit.

On June 5, 2023, the Company filed its answer and affirmative defenses to the Brunson Firm’s counterclaims. The Company remains committed to litigating its claims and affirmative defenses against the Brunson Parties.

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On September 23, 2022, the Company commenced an action along with two other plaintiffs (“Crown Bridge Plaintiffs”) against Crown Bridge Partners, LLC, Soheil Ahdoot, and Sepas Ahdoot (“Crown Bridge Defendants”) in the United States District Court for the Southern District of New York alleging violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act.

On January 13, 2023, the Crown Bridge Defendants filed a motion to dismiss. As of May 16, 2023, the Crown Bridge Defendants’ motion to dismiss was fully submitted to the court. As of the date hereof, no decision has been made on the motion.

The Company remains committed to actively litigating its RICO claims against the Crown Bridge Defendants.

Benner et al v. DarkPulse, Inc. et al

On March 29, 2023, J. Merlin Benner, Phillip J. Benner, Benjamin P. Benner, Jonas M. Benner, and Angelica M. Benner (collectively, the “Benner Parties”) commenced an action in the United States District Court for the Southern District of Texas against the Company and its Chief Executive Officer, Dennis O’Leary, individually, alleging (i) the Company is in breach of contracts between the Company and the Benner Parties as it concerns Remote Intelligence, LLC and Wildlife Specialists, LLC, (ii) violation of Texas Uniform Fraudulent Transfer Act by the Company, and (iii) defamation by Mr. O’Leary.

Pursuant to a stipulation entered into by the parties to this matter, the Company and Mr. O’Leary are scheduled to file their answer to the Benner Parties’ complaint on or before June 30, 2023.

GS Capital Partners, LLC v. DarkPulse, Inc.

On June 2, 2023, GS Capital Partners, LLC (“GS Capital”) commenced an action in the Supreme Court for New York County against the Company through the filing of motion for summary judgment in lieu of a complaint. The motion claims that the Company is in breach of a convertible promissory note, dated July 14, 2021, and accompanying securities purchase agreement, dated the same.

The motion claims that GS Capital is entitled to an award of $2,407,671, plus prejudgment interest and attorney’s fees, costs and disbursements.

The Company is currently looking to retain legal counsel to represent it in this matter, and intends to vigorously defend itself against GS Capital.

The Company intends to vigorously defendant against the lawsuit.

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

NOTE 17 – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2022, certain executives of the Company received $270,000 in Directors fees from Optilan for being members of Optilan’s Board of Directors with an additional $90,000 accrued but unpaid.

During the years ended December 31, 2022 and 2021, the Company’s Chief Executive Officer advanced personal funds in the amount of $0 and $593 and for Company expenses.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2022 and 2021, the outstanding balance was $226,247 and $185,247, respectively.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2022 and 2021, the outstanding balance was $135,500 and $0, respectively.

SPAC Transaction

On October 12, 2022, the Company entered into and closed the Purchase Agreement (the “Agreement”) pursuant to which the Company purchased 2,623,120 shares of Class B Common Stock (the “Class B Common Stock”) and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of Class A Common Stock (the “Warrants,” together, with the Class B Common Stock, the "Securities") of Gladstone Acquisition Corp., a Delaware corporation (NASDAQ: GLEE) (the “SPAC”), from Gladstone Sponsor, LLC (‘Original Sponsor”) for $1,500,000 (the “Purchase Price”). The SPAC subsequently changed its name to Global Systems Dynamics, Inc. (“GSD”).

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC.  The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. As of December 31, 2022, the outstanding note receivable was $1,049,248 and $100,752 was classified as other assets on the consolidated balance sheet.

Pursuant to the Agreement, the Company replaced the SPAC’s current directors and officers with directors and officers the Company selected in its sole discretion. Following the closing of the Agreement, the SPAC changed its name to Global System Dynamics, Inc.

In addition to the Agreement, the Company also entered into the Assignment, Assumption, Release and Waiver of the Letter Agreement pursuant to which the Original Sponsor and each of the parties to the Letter Agreement (defined below) agreed that all rights, interests and obligations of the Original Sponsor under the Letter Agreement (as defined below) were hereby assigned to the Company and that the Original Sponsor will have no further rights, interests or obligations under the Letter Agreement as of the Closing Date.

On December 14, 2022 the Company, the SPAC, and Zilla Acquisition Corp. (“Merger Sub”) entered into an Business Combination Agreement which is referred to as the “Merger Agreement,” pursuant to which they agreed to combine their respective businesses. Pursuant to the terms of the Merger Agreement, Zilla Acquisition Corp., a wholly-owned subsidiary of GSD, will merge with and into DarkPulse, which transaction is referred to as the “Business Combination” or the “Merger” with DarkPulse surviving the Business Combination as a wholly-owned subsidiary of GSD. Following the Business Combination, DarkPulse and GSD will operate as a consolidated company, which is referred to as the Combined Company, under the name “Global System Dynamics, Inc.,” and the combined entity will trade under the symbol “DARK.”

The Company determined that the SPAC has the subordinated equity to carry out its primary economic activities, and the power to control the activities that most directly impact the performance of the SPAC is shares by all equity holders as a group. Furthermore, the SPAC is designed to benefit the public shareholders over the Class B sponsor shareholder, DarkPulse. Because the Company is not the primary beneficiary of the SPAC, consolidation is precluded until the merger is consummated. As such, the Company’s $1,500,000 investment in GSD was accounted for as cost at December 31, 2022.

As of December 31, 2022, the Company has $318,025 owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $30,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand.

NOTE 18 – SUBSEQUENT EVENTS

Through June 23, 2023, the Company has issued 587,692,015 shares of common stock for net proceeds of $2,276,080.

 In January 2023, the Company issued 297,000,000 shares of common stock pursuant to a settlement of a former litigation matter.

On February 7, 2023, March 9, 2023, April 7, 2023 and May 5, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $335,788 ($83,947 per month) to the Company, in connection with the extension of the termination date for the GSD’s initial business combination from February 9, 2023 to the issuance date of these consolidated financial statements.

Pursuant to the promissory note, the Company has agreed to loan to GSD $251,841 to deposit into GSDs trust account. The promissory note bears no interest and is repayable in full upon the earlier of (i) the date on which GSD consummates its Initial Business Combination, and (ii) the date that the winding up of GSD is effective.

From January 1, 2023 through June 23, 2023, the Company has provided non-interest-bearing advances to GSD in the principal amount of $769,436.

On May 16, 2023, the Company entered into a 50/50 Partner Agreement with Jupiter Metal Pvt. Ltd. (“Jupiter,” together, with the Company, the “Partners”) pursuant to which the Company and Jupiter formed a partnership pursuant to the provisions of The Indian Partnership Act 1932 (the “Act”). The name of the partnership is “OM DarkPulse Infratech” (the “Partnership”) and its purpose is to jointly work on infrastructure projects in India. The Partnership will commence on the effective date and will continue for 12 months, unless earlier dissolved and terminated pursuant to the Act or any other provisions in the agreement. The Partnership will also be automatically extended for additional 12-month terms unless terminated upon written notice by either of the Partners upon 90 days prior written notice prior to termination of the Partnership pursuant to the terms in the agreement. No contributions have been made to date.

