Form 10-Q
period 2023-03-31
DarkPulse, Inc.
filed 2023-07-18
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of on July 18, 2023, was 7,459,909,231.

The filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Form 10-Q”) is incomplete because the review by the Company’s independent accountant of the unaudited interim financial information as of and for the three months ended March 31, 2023 set forth in the Form 10-Q required by Statement on Auditing Standards No. 100, Interim Financial Statements (the "SAS 100 Review") has not been completed. The Company intends to file an amended Form 10-Q upon completion of the SAS 100 Review by the Company’s independent accountant.

PART I—FINANCIAL INFORMATION

 Item 1. Financial Statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$545,970	$2,060,332
Accounts receivable, net	482,847	2,952,293
Inventory	21,919	23,825
Contract assets	1,567,212	1,439,844
Due from related party	767,135	318,025
Prepaid expenses and other current assets	204,462	180,530
TOTAL CURRENT ASSETS	3,589,545	6,974,849

NON-CURRENT ASSETS:
Property and equipment, net	1,910,858	1,933,871
Operating lease right-of-use assets	2,676,026	2,724,226
Patents, net	255,118	267,875
Notes receivable, related party	1,217,142	1,049,248
Investment in related party	1,500,000	1,500,000
Joint venture	79,793	46,724
Intangible assets, net	–	390,330
Goodwill	–	6,462,153
Other assets, net	806,018	689,869
TOTAL NON-CURRENT ASSETS	8,444,955	15,064,296
TOTAL ASSETS	$12,034,500	$22,039,145

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,508,784	$10,736,373
Contract liabilities	2,672,244	2,215,212
Loss provision for contracts in progress	989,999	945,928
Convertible notes, net	378,263	378,263
Notes payable, current	2,000,000	2,000,000
Derivative liability	306,467	306,467
Loan payable, current	469,074	472,700
Loan payable, related party	361,747	361,747
Secured debenture, current	138,656	136,353
Operating lease liabilities - current	284,563	512,373
Other current liabilities	435,172	472,217
TOTAL CURRENT LIABILITIES	19,544,968	18,537,633

NON-CURRENT LIABILITIES:
Secured debenture	970,594	954,474
Loan payable	306,098	328,508
Operating lease liabilities - non-current	2,725,741	2,547,524
TOTAL NON-CURRENT LIABILITIES	4,002,433	3,830,506
TOTAL LIABILITIES	23,547,401	22,368,139

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both March 31, 2023 and December 31, 2022	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 7,256,166,860 and 6,427,495,360 shares issued as of March 31, 2023 and December 31, 2022, respectively, 7,256,066,860 and 6,427,395,360 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	725,608	642,740
Treasury stock at cost, 100,000 shares at March 31, 2023 and December 31, 2022	(1,000)	(1,000)
Additional paid-in capital	48,596,886	44,602,052
Non-controlling interests	1,339,870	2,119,566
Accumulated other comprehensive loss	(1,600,247)	(1,137,902)
Accumulated deficit	(60,574,902)	(46,555,334)
TOTAL STOCKHOLDERS’ DEFICIT	(11,512,901)	(328,994)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,034,500	$22,039,145

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2023	2022
REVENUES	$1,537,833	$2,018,333
COST OF REVENUES	1,226,792	2,348,567
GROSS PROFIT (LOSS)	311,041	(330,234)

OPERATING EXPENSES:
Selling, general and administrative	1,013,833	978,208
Salaries, wages and payroll taxes	1,547,208	1,972,067
Bad debt expense	2,364,977	–
Professional fees	2,950,698	1,538,103
Depreciation and amortization	231,234	228,614
Impairment expense	6,809,166	–
Gain on forgiveness of payables	–	(35,750)
TOTAL OPERATING EXPENSES	14,917,116	4,681,242

OPERATING LOSS	(14,606,074)	(5,011,476)

OTHER INCOME (EXPENSE):
Interest expense	(117,415)	(517,754)
Loss on equity investment	(65,056)	–
Change in fair market of derivative liabilities	–	125,107
Foreign currency exchange rate variance	(10,719)	19,853
TOTAL OTHER (EXPENSE) INCOME	(193,189)	(372,794)

NET LOSS	(14,799,264)	(5,384,270)
Net loss attributable to non-controlling interests	779,696	113,681
Net loss attributable to DarkPulse, Inc.	$(14,019,568)	$(5,270,589)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	6,958,719,650	5,290,107,585

See the accompanying notes to the unaudited condensed consolidated financial statements

4

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(14,799,264)	$(5,384,270)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(462,345)	(219,569)
COMPREHENSIVE LOSS	$(15,261,609)	$(5,603,839)

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

UNAUDITED

	Preferred stock
	Series A		Series D		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	–	$–	88,235	$883	5,197,821,885	$519,782
Conversion of convertible notes	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	200,121,061	20,012
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at March 31, 2022 (unaudited)	–	$–	88,235	$883	5,397,942,951	$539,794

Balance at December 31, 2022	100	$1	88,235	$883	6,427,395,360	$642,740
Common stock issued for cash, net of fees	–	–	–	–	531,671,500	53,167
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at March 31, 2023 (unaudited)	100	$1	88,235	$883	7,256,066,860	$725,608

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other com- prehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2021	100,000	$(1,000)	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Conversion of convertible notes	–	–	–	–	–	–	–
Common stock issued for cash	–	–	7,679,988	–	–	–	7,700,000
Foreign currency adjustment	–	–	–	–	(219,569)	–	(219,569)
Net loss	–	–	–	–	–	(5,384,270)	(5,384,270)
Balance at March 31, 2022 (unaudited)	100,000	$(1,000)	$27,928,691	$2,358,227	$(504,032)	$(16,660,760)	$13,661,803

Balance at December 31, 2022	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)
Common stock issued for cash, net of fees	–	–	2,034,634	–	–	–	2,087,801
Issuance of common stock for legal settlement	–	–	1,960,200	–	–	–	1,989,900
Foreign currency adjustment	–	–	–	–	(462,345)	–	(462,345)
Net loss	–	–	–	(779,696)	–	(14,019,568)	(14,799,264)
Balance at March 31, 2023 (unaudited)	100,000	$(1,000)	$48,596,886	$1,339,870	$(1,600,247)	$(60,574,902)	$(11,512,901)

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,799,264)	$(5,384,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,234	228,615
Loss on equity investment	65,056	–
Issuance of common stock for legal settlement	1,989,900	–
Impairment of goodwill and intangible assets	6,809,166	–
Bad debt expense	2,364,977	–
Operating lease expense	31,087	(440,171)
Gain on forgiveness of payables	–	(35,750)
Derivative liability	–	(125,107)
Changes in operating assets and liabilities:
Accounts receivable	137,783	(2,523,210)
Inventory	1,906	–
Contract assets	(73,048)	(761,556)
Prepaid expenses and other assets	(140,081)	–
Accounts payable and accrued expenses	785,475	978,303
Contract liabilities	323,471	1,451,343
Loss provision for contracts in progress	15,968	–
Operating lease liabilities, net	(30,372)	679,675
Other liabilities	(37,043)	(356,372)
Net cash used in operating activities	(2,323,783)	(6,288,501)
Cash flows from investing activities:
Purchases of property and equipment	(102,350)	–
Investment in joint venture	(98,125)	–
Issuance of note receivable, related party	(167,894)
Advances to related party	(449,110)	–
Deposits	–	(64,980)
Net cash used in investing activities	(817,479)	(64,980)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	2,087,801	7,700,000
Net repayments of loan payable	(26,039)	–
Net cash provided by financing activities	2,061,762	7,700,000
Net change in cash	(1,079,500)	1,346,519
Effect of exchange rate on cash	(434,862)	(219,569)
Cash at beginning of period	2,060,332	3,658,846
Cash at end of period	$545,970	$4,785,796

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$47,948	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidation/winding up of Optilan (UK) Limited

On May 3, 2023, Eversheds Sutherland (International) LLP, a creditor of Optilan (UK) Limited, filed a petition to wind up (“Winding up Petition”) Optilan (UK) Limited, a wholly owned subsidiary of the Company’s Subsidiary, Optilan HoldCo 3 Limited, and the matter was due to be heard in the Portsmouth Combined Court Centre on June 28, 2023.

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (“Optilan Liquidation”). In conjunction with the order, the court appointed the Offical Receiver’s Office (“OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets.

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview is scheduled for July 18, 2023.

No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this filing. The Company is an Unsecured creditor of Optilan (UK) Limited and is at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. The Company has approximately $19.4 million intercompany payables due from Optilan (UK), which will increase the Company liabilities for any obligations not repaid. The Company expects the remaining assets held by Optilan (UK) Limited to be fully impaired and reported as discontinued operations during the second quarter of 2023 as a result of the winding-up order for liquidation. At the time of this filing the Company is still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on the Company’s continued operations and ability to meet future obligations.

The Company evaluated the events and circumstances of Optilan (UK) Limited liquidation and determined that conditions existed as of March 31, 2023, to indicate that the carrying value of the Company’s goodwill and intangible assets may not be recoverable. Refer to Notes 2 and 7 for further detail on the impairment analysis. The Company expects the remaining assets held by Optilan (UK) Limited to be fully impaired during the second or third quarter of 2023 as a result of the winding-up order for liquidation.

Lasty, the Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,364,977 may not be collectible pursuant to the Optilan Liquidation. As of March 31, 2023, the Company recorded a bad debt provision for this amount.

Optilan (UK) Limited has the following assets as of March 31, 2023, including in the accompanying unaudited condensed consolidated balance sheet are as follows:

March 31,
2023
Accounts receivable, net	$1,913,260
Contract assets	$1,224,047
Property and equipment, net	$991,480
Operating lease right-of-use assets	$1,528,544

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2023, and the results of operations for three months and cash flows for the three months ended March 31, 2023 and 2022 have been included.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2023, the unaudited condensed consolidated statements of operations for the three and three months ended March 31, 2023 and 2022 and of cash flows for the three months ended March 31, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2023.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Form 10-K filed with SEC on June 23, 2023.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such a financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of March 31, 2023, there was $64,065 of cash held at the U.S. entities in excess of federally insured limits.

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

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of both March 31, 2023 and December 31, 2022, the Company determined that the allowance for doubtful accounts was $5,685,960 and $3,320,983, respectively.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of March 31, 2023 and December 31, 2022, retainage receivable was $1,256,364 and $824,777, respectively.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency, as well as the Turkish lira, Emiraes Dirham, Azerbajani Manat and Indian Rupee. The accounts of one of the Company’s subsidiaries are maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the three months ended March 31, 2023 closing rate at 1.23682 S$:GBP, average rate at 1.2033 US$:GBP, and closing rate at 1.3751 US$:CAD.

The relevant translation rates are as follows: for the three months ended March 31, 2022 closing rate at 1.31524 S$:GBP, average rate at 1.342089 US$:GBP, and closing rate at 1.2484 US$:CAD.

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

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable as of March 31, 2023. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited at March 31, 2023 and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,809,166 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,452,906. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of March 31, 2023.

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

As of both March 31, 2023 and December 31, 2022, one customer accounted for 38% of gross accounts receivable.

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

The Company’s derivative liability is a Level 3 liability measured at fair value on a recurring basis. See Note 10.

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

During the three months ended March 31, 2023 and 2022, the Company recorded a loss of $779,696 and $113,681, respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the three months ended March 31, 2023 and 2022, the Company’s only element of other comprehensive loss was foreign currency translation.

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of March 31, 2023 and 2022 are as follows:

	March 31,
	2023	2022
Convertible notes	65,827,695	87,775,272
Series D preferred stock	176,470	176,470
	66,004,165	87,951,742

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted this new guidance on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $14,799,264 and $5,384,270 during the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $2,323,783 and $6,288,501, respectively. As of March 31, 2023, the Company’s current liabilities exceeded its current assets by $15,955,423 and has an accumulated deficit of $60,574,902. As of March 31, 2023, the Company had $545,970 of cash. Lastly, the Optilan Liquidation raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

NOTE 4 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Services and products transferred at a point in time	$688,428	$638,832
Services and products transferred over time	849,405	1,334,501
Total revenue	$1,537,833	$2,018,333

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Products	$120,172	$174,266
Services	1,417,661	1,844,067
Total revenue	$1,537,833	$2,018,333

Revenue by geographic destination consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
North America	$219,266	$161,372
United Kingdom	1,182,263	1,836,112
Rest of world	136,304	20,849
Total revenue	$1,537,833	$2,018,333

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

Contract assets consist of the following:

	March 31,	December 31,
	2023	2022
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,567,212	$1,439,844

Contract liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Billings in excess of costs and estimated earnings on uncompleted contracts	$2,672,244	$2,215,212

The following table is a summary of the Company’s activity of contract liabilities related to contracts with customers:

Total
Balance at December 31, 2022	$2,215,212
Additions through advance billings to or payments from vendors	1,775,599
Revenue recognized from current period advance billings to or payments from vendors	(1,318,567)
Balance at March 31, 2023	$2,672,244

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accounts receivable	$6,168,807	$6,273,276
Less: Allowance for doubtful accounts	(5,685,960)	(3,320,983)
Accounts receivable, net	$482,847	$2,952,293

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,364,977 may not be collectible pursuant to the Optilan Liquidation. As of March 31, 2023, the Company recorded a bad debt provision for this amount.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Property and equipment	$4,044,771	$3,942,421
Leasehold improvements	46,934	46,934
Property and equipment at cost	4,091,705	3,989,355
Less - accumulated depreciation	(2,180,847)	(2,055,484)
Property and equipment, net	$1,910,858	$1,933,871

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended March 31, 2023:

Goodwill
Balances at December 31, 2022	$6,462,153
Impairment of goodwill pertaining to Optilan	(6,452,906)
Foreign exchange translation	(9,247)
Balances at March 31, 2023	$–

Intangible Assets, Net

On January 1, 2023, the Company revised the estimated useful life of the trade name intangible asset from 25 years to 10 years. Amortization expense for the three months ended March 31, 2023 and 2022 was $33,255 and $0, respectively.

During the three months ended March 31, 2023, the Company recorded impairment of the trade name of $356,260. At March 31, 2023 and December 31, 2022, the carrying value of the intangible assets was $0 and $390,330, respectively.

Patents - Intrusion Detection Intellectual Property

The following is a summary of the DPTI patents:

	March 31,	December 31,
	2023	2022
Patents	$904,269	$904,269
Less: accumulated amortization	(649,151)	(636,394)
Patents, net	$255,118	$267,875

For the three months ended March 31, 2023 and 2022, the Company amortized $12,757 and $12,757, respectively.

NOTE 8 – JOINT VENTURE

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

During the three months ended March 31, 2023, the Company contributed $98,125 to the joint venture and recorded a loss on the equity investment of $65,056.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accounts payable	$8,192,413	$8,677,648
Accrued liabilities	3,316,370	2,058,725
Total accounts payable and accrued expenses	$11,508,784	$10,736,373

NOTE 10 – DEBT

Convertible Notes

As of both March 31, 2023 and December 31, 2022, there was $378,263 of convertible debt outstanding and a derivative liability of $306,467.

As of March 31, 2023, all outstanding convertible debt is default.

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of March 31, 2023 and December 31, 2022, $2,000,000 remains outstanding. As of March 31, 2023, the GS note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
RI - line of credit	$99,971	$99,971
RI - Short-term loans	41,279	43,899
WS - line of credit	200,000	200,000
WS- Short-term loans	127,824	128,830
Loan payable, current	$469,074	$472,700

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	84,748	86,041
WS - SBA EIDL	26,307	26,307
WS - long-term loans	92,446	113,564
Loan payable, non-current	$306,098	$328,508

NOTE 11 – SECURED DEBENTURE

DPTI issued a convertible Debenture to the University (see Note 1) in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US$1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017 DPTI issued a replacement secured term Debenture in the same CAD 1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of CAD 42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required for 2020, 2019 and 2018. Beginning in 2023, The principal repayment amounts will be due quarterly over a six year period in the amount of Canadian Dollars 62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on December 31, 2018, the quarterly principal repayment amounts will be US$48,447. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

The Debenture was initially recorded at the $1,491,923 equivalent U.S. Dollar amount of Canadian 1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the U.S. dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018. To date, no royalties have been paid.

For the three months ended March 31, 2023, and 2022, the Company recorded interest expense of $28,275 and $12,617, respectively.

As of March 31, 2023 and December 31, 2022, the debenture liability totaled $1,109,250 and $1,090,827, respectively.

NOTE 12 – LEASES

The following was included in our balance sheet as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Operating leases	2023	2022

Assets
ROU operating lease assets	$2,676,026	$2,724,226

Liabilities
Current portion of operating lease	284,563	512,373
Operating lease, net of current portion	2,725,741	2,547,524
Total operating lease liabilities	$3,010,304	$3,059,897

The weighted average remaining lease term and weighted average discount rate at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
Operating leases	2023	2022
Weighted average remaining lease term (years)	8.00	8.25
Weighted average discount rate	6.00%	6.00%

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

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2023 and December 31, 2022, there were 88,335 and 88,235 total preferred shares issued and outstanding for all classes, respectively.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,256,166,860 and 6,427,495,360 common shares issued, respectively. As of March 31, 2023 and December 31, 2022, there were 7,256,066,860 and 6,427,395,360 common shares outstanding, respectively.

2023 Transactions

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

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023*	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
	531,671,500	$2,245,135		$2,087,801

*	Issued shares pursuant to an individual stock purchase agreement with an unrelated investor (not under 2022 EFA)

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended March 31, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the three months ended March 31, 2023.

NOTE 14 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

Bonded Contracts

As of March 31, 2023 and December 31, 2022, the Company’s Optilan subsidiary had five bonded contracts for a total guaranteed value of approximately $967,000 and $984,000, respectively.

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

On June 30, 2023, the Company and Mr. O'Leary filed their Answer to the Benner Parties' Complaint. The Company intends to vigorously defend itself against the Benner Parties’ lawsuit.

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

During the three months ended March 31, 2023 and 2022, certain executives of the Company received $120,000 and $0, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both March 31, 2023 and December 31, 2022, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both March 31, 2023 and December 31, 2022, the outstanding balance was $135,500.

SPAC Transaction

On October 12, 2022, the Company entered into and closed the Purchase Agreement (the “Agreement”) pursuant to which the Company purchased 2,623,120 shares of Class B Common Stock (the “Class B Common Stock”) and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of Class A Common Stock (the “Warrants,” together, with the Class B Common Stock, the “Securities”) of Gladstone Acquisition Corp., a Delaware corporation (NASDAQ: GLEE) (the “SPAC”), from Gladstone Sponsor, LLC (“Original Sponsor”) for $1,500,000 (the “Purchase Price”). The SPAC subsequently changed its name to Global Systems Dynamics, Inc. (“GSD”).

As of March 31, 2023 and December 31, 2022, the Company’s $1,500,000 investment in GSD was accounted for as cost.

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC.  The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of March 31, 2023 and December 31, 2022, the outstanding note receivable was $1,217,142 and $1,049,248, respectively.

As of March 31, 2023 and December 31, 2022, the Company has $767,135 and $318,025, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $30,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand.

NOTE 16 – SUBSEQUENT EVENTS

From April 1, 2023 through July 18, 2023, the Company has issued 203,842,371 shares of common stock for net proceeds of $537,849.

From April 1, 2023 through July 18, 2023, GSD issued non-convertible promissory notes aggregating in the principal amount of $335,788 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. The termination was extended through August 9, 2023.

Pursuant to the promissory note, the Company has agreed to loan to GSD $251,841 to deposit into GSDs trust account. The promissory note bears no interest and is repayable in full upon the earlier of (i) the date on which GSD consummates its Initial Business Combination, and (ii) the date that the winding up of GSD is effective.

From April 1, 2023 through July 18, 2023, the Company has provided non-interest-bearing advances to GSD aggregating $101,460.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

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

The Company recorded impairment expense of intangibles and goodwill of $12,222,598 upon its annual impairment test during the year ended December 31, 2022. In the three months ended March 31, 2023, the Company evaluated changes in circumstances as a result of the Optilan Liquidation which indicated that the carrying amount of Optilan’s long-lived assets may not be recoverable. As such, the Company recorded impairment expense of intangibles of $356,260 and goodwill of $6,452,906.

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

Recent Events

Liquidation/winding up of Optilan (UK) Limited

On May 3, 2023, Eversheds Sutherland (International) LLP, a creditor of Optilan (UK) Limited, filed a petition to wind up (“Winding up Petition”) Optilan (UK) Limited, a wholly owned subsidiary of the Company’s Subsidiary, Optilan HoldCo 3 Limited, and the matter was due to be heard in the Portsmouth Combined Court Centre on June 28, 2023.

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (“Optilan Liquidation”). In conjunction with the order, the court appointed the Offical Receiver’s Office (“OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets.

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview is scheduled for July 18, 2023.

No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this filing. The Company is an Unsecured creditor of Optilan (UK) Limited and is at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. The Company has approximately $19.4 million intercompany payables due from Optilan (UK), which will increase the Company liabilities for any obligations not repaid. The Company expects the remaining assets held by Optilan (UK) Limited to be fully impaired and reported as discontinued operations during the second quarter of 2023 as a result of the winding-up order for liquidation. At the time of this filing the Company is still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on the Company’s continued operations and ability to meet future obligations.

The Company evaluated the events and circumstances of Optilan (UK) Limited liquidation and determined that conditions existed as of March 31, 2023 to indicate that the carrying value of the Company’s goodwill and intangible assets may not be recoverable. Refer to Notes 2 and 7 for further detail on the impairment analysis. The Company expects the remaining assets held by Optilan (UK) Limited to be fully impaired during the second or third quarter of 2023 as a result of the winding-up order for liquidation.

Lasty, the Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,364,977 may not be collectible pursuant to the Optilan Liquidation. As of March 31, 2023, the Company recorded a bad debt provision for this amount.

Optilan (UK) Limited has the following assets as of March 31, 2023, including in the accompanying unaudited condensed consolidated balance sheet are as follows:

March 31,
2023
Accounts receivable, net	$1,913,260
Contract assets	$1,224,047
Property and equipment, net	$991,480
Operating lease right-of-use assets	$1,528,544

Financings

On May 27, 2022 we entered an Equity Financing Agreement (the “2022 EFA”) and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

The RRA provides that we shall (i) use our best efforts to file with the SEC a registration statement within 45 days of the date of the GHS Registration Rights Agreement; and (ii) have the registration statement declared effective by the SEC within 30 days after the date the GHS registration statement is filed with the SEC, but in no event more than 90 days after the registration statement is filed.

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
	520,229,853	$2,145,135		$1,987,801

On January 17, 2023, we entered into a Stock Purchase Agreement with an investor for the purchase of 11,441,647 shares of Common Stock in exchange for $100,000.

Partnerships

We have entered into a consulting agreement with the Bachner Group to assist in the successful transformation from an R&D focused company to a sales-focused company and assist us with federal contract opportunities.

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $14,799,264 and $5,384,270 during the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $2,323,783 and $6,288,501, respectively. As of March 31, 2023, our current liabilities exceeded its current assets by $ 15,955,423 and has an accumulated deficit of $60,574,902. As of March 31, 2023, we had $545,970 of cash. Lastly, the Optilan Liquidation raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

For the three months ended March 31, 2023, total revenues were $1,537,833 compared to $2,018,333 for the three months ended March 31, 2022, a decrease of $480,500. The decrease was primarily due to lower revenues achieved by Wildlife and Optilan due to decreased operations given capital and resources restraints. The breakdown of revenues by entity for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
	2023	2022
Optilan	$1,318,567	$1,467,203
Wildlife	40,155	306,548
TJM	120,172	174,266
Remote Intelligence	–	24,816
TerraData	58,939	45,500
	$1,537,833	$2,018,333

Cost of Revenues and Gross Margin

For the three months ended March 31, 2023, cost of revenues was $1,226,792 compared to $2,348,567 for the three months ended March 31, 2022, a decrease of $1,121,775.

Gross profit (loss) for the three months ended March 31, 2023 was $311,041 with a gross margin of 20.2% compared to $(330,234) for the three months ended March 31, 2022 with a (16.4)% gross margin. During 2022, it was realized that certain fixed price quoted contracts, with design and execution issues, prolonged the completion of the projects. This resulted in significant excess costs related to labor, subcontractor, and material costs. The Company has adequately reserved for these costs through completion of the projects in the third quarter of 2023. Unfortunately, there was very little foresight into the magnitude of the loss. The Company believes that this is not a recurring issue with Optilan and/or its business model. The Company has undertaken internal procedures during its bid process to assure that such practices will not occur in the future. In 2023, gross profit increased due to more normalized costs related to revenue as Optilan performed new, profitable projects. Approximately $240,000 of the gross profit was due to the fiber business which generates higher gross profits than other projects.

Operating Expenses

Selling, general and administrative expenses for three months ended March 31, 2023 increased by $35,625 to $1,013,833 from $978,208 for the three months ended March 31, 2022. The increase primarily consisted of increase in advertising costs, insurance and information technology expenses.

Salaries, wages and payroll taxes for three months ended March 31, 2023 decreased to $1,547,208 from $1,972,067 for the three months ended March 31, 2022. The decrease primarily consisted of reduced headcount at each subsidiary.

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,364,977 may not be collectible pursuant to the Optilan Liquidation. As of March 31, 2023, the Company recorded a bad debt provision for this amount.

Professional fees for the three months ended March 31, 2023 increased to $2,950,698 from $1,538,103 for the three months ended March 31, 2022. This increase primarily consisted of $1,989,900 in non-cash expenses due to the issuance of common stock per the settlement of an litigation matter, partially offset by lower legal fees incurred in 2023.

During the three months ended March 31, 2022, the Company recorded a gain on forgiveness of payables of $35,750.

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable as of March 31, 2023. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited at March 31, 2023 and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,809,166 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,452,906.

Depreciation and amortization for three months ended March 31, 2023 and 2022 was $231,234 and $228,614, respectively.

Other Income (Expense)

For the three months ended March 31, 2023, we had other expenses of ($193,189) compared to other expenses of ($372,794) for the three months ended March 31, 2022. The decrease in other expenses was primarily due to lower interest expense in 2023.

Net Loss

As a result of the above, we reported a net loss of $14,799,264 and $5,384,270 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three months ended March 31, 2023, we had $2,087,801 in cash proceeds from our equity financings compared to $7,700,000 in 2022.

As of March 31, 2023, we had cash of $545,970 compared to $2,060,332 as of December 31, 2022. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of March 31, 2023, our current liabilities exceeded our current assets by $15,955,423. Lastly, the Optilan Liquidation raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

During the three months ended March 31, 2023, net cash used by operating activities was $2,323,783 resulting from our net loss of $14,799,264 partially offset by non-cash charges of $11,491,421 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement. In 2023, we had cash provided by our operating assets and liabilities of $984,059 primarily driven by increases in accounts payable and contract liabilities.

During the three months ended March 31, 2022, net cash used by operating activities was $6,288,501, resulting from our net loss of $5,384,270, partially offset by non-cash gains of $372,413. In 2022, we had cash used in our operating assets and liabilities of $531,817 primarily due to increases in accounts receivable and contract assets partially offset by increases in accounts payable and contract liabilities.

Cash Flows From Investing Activities

During the three months ended March 31, 2023, we had net cash used in investing activities of $817,749, including $167,894 in notes and $449,110 in advances to GSD, as well as our joint venture investment of $98,125 and purchase of property and equipment of $102,350.

During the three months ended March 31, 2022, we had net cash used in investing activities of $64,980 due to deposits.

Cash Flows From Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $2,061,762 which was primarily comprised of proceeds from the sale of common stock of $2,087,801, less net repayments of loans of $26,039.

During the three months ended March 31, 2022, net cash provided by financing activities was $7,700,000, comprised of proceeds from the sale of common stock from offering of $7,700,000.

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

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2023. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2023, the Company and Mr. O'Leary filed their Answer to the Benner Parties' Complaint. The Company intends to vigorously defend itself against the Benner Parties’ lawsuit.

Optilan (UK) Limited – Compulsory Liquidation

On June 28, 2023, an order was made by the English courts to place Optilan (UK) Limited (“Optilan UK”) into compulsory liquidation. Compulsory liquidation is a formal, legal insolvency procedure that results in a company being forcibly liquidated by the courts.  The process was initiated by the presentation of a winding petition served on Optilan UK by an unpaid creditor.  Optilan UK was unable to settle the creditor payment ahead of the wining up hearing in court and consequently, the court made an order for the company to be wound up/liquidated.  At the point the order was made, Optilan UK ceased operating, and the directors’ powers ceased.  All employment contracts terminated as did other contractual relationships with clients and customers whose contracts allowed for termination following the company’s entry into liquidation. We understand the other companies in the Optilan group remain solvent and continue to operate.

At the same time, the court appointed the Official Receiver's Office (the “OR”) to take the appointment as liquidator of Optilan UK.  An official receiver is a licensed insolvency practitioner who has been appointed by the courts to ensure the company is wound down as per the compulsory order. The OR has taken control of the Optilan UK’s assets.

The primary objective of the OR, who is also an officer of the court, is to repay as much as possible to the creditors. The OR will undertake an initial interview with the directors to identify urgent matters, and thereafter undertake a full interview with the directors to further their investigation work. The OR will also conduct a separate interview as regards the directors’ conduct and report this back to the Insolvency Service.

Creditors can also nominate their own choice of liquidator to replace the OR.  The OR will consider nominations from creditors and ordinarily the largest unsecured creditor will be able to appoint their own choice of liquidator. The liquidator acts in the interests of all creditors.  It is the intention for DarkPulse (as largest unsecured creditor of Optilan UK) to try and replace the liquidator for one of its choice.

The liquidator's fees are generally paid out of the company's assets. The liquidator must make payment to creditors in a particular order as set out below:

•	Secured creditors with a fixed charge;

•	Liquidator fees;

•	Preferential creditors (employees);

•	Secondary preferential creditors (HMRC);

•	Secured creditors with a floating charge; and

•	Unsecured creditors (which includes DarkPulse debts). Unsecured creditors rank equally.

The main result of compulsory liquidation is the complete dissolution of the business of Optilan UK. However, assets of Optilan UK can be purchased at fair market value. DarkPulse has expressed a desire to acquire certain assets of Optilan UK from the liquidator.

If DarkPulse does not purchase the assets of Optilan UK, the liquidator will go out to competitors and may try to find a buyer. If they cannot find one, any contracts will be disclaimed (cannot be performed), and tangible assets will be disposed of at auction to get the best price.

Most liquidations take around 6 to 12 months to conclude. This period usually affords the liquidator sufficient time to dispose of the company’s assets, agree creditor claims and make a distribution to creditors (if there are any funds available), conclude the company’s tax affairs and fill the necessary closure paperwork.

During the process, the subsidiaries can continue to operate, and DarkPulse can support those operations as well as attempt to sign new contracts with the current customers of Optilan UK.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023*	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
	531,671,500	$2,245,135		$2,087,801

* Issued shares pursuant to an individual stock purchase agreement (not under 2022 EFA)

Effective January 17, 2023, the Company entered into a Securities Purchase Agreement with George Thomas Rettas pursuant to which the Company sold 11,441,647 shares of Common Stock $0.0087 per share for gross proceeds of $100,000.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $150,159 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to the 2022 EFA.

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended March 31, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the three months ended March 31, 2023.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Engagement Letter dated February 24, 2023 with Keystone Global Holdings and its subsidiaries Keystone Global Strategies, LLC and KSG Advisors, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: July 18, 2023	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

