Form 10-Q/A
period 2023-03-31
DarkPulse, Inc.
filed 2023-08-31
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of on August 31, 2023 was 7,539,945,289.

EXPLANATORY NOTE

As was previously stated on the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as originally filed with the Securities and Exchange Commission on July 18, 2023 (the “Original Form 10-Q”), the Original Form 10-Q was incomplete because the review by the Company’s independent accountant of the unaudited interim financial information as of and for the three-months ended March 31, 2023 set forth in the Original Form 10-Q required by AS4105 of the Public Company Accounting Oversight Board (“PCAOB”) standards had not been completed.

We are filing this Amendment No. 1 on Form 10-Q (the “10-Q Amendment”) to amend and restate in their entirety the following items of the Original Form 10-Q: (i) Item 1 of Part I “Financial Information,” and (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The subsequent events footnote to the financial statements has been updated to reflect events that occurred after the filing date of the Original Form 10-Q. The 10-Q Amendment also includes Exhibits 31.1 and 32.1, new certifications by the Company’s principal executive officer and principal financial officer as required by Rule 12b-15.

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

5

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

Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.

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

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2023 and December 31, 2022, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes, respectively.

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

On July 24, 2023, the Company moved for summary judgment against Carebourn on its counterclaims for damages under the Minnesota Uniform Securities Act. Oral arguments were held on the Company’s motion on August 22, 2023. The Company is currently awaiting a decision from the Minnesota state court.

More Capital, LLC v. DarkPulse, Inc. et al

On July 24, 2023, the Company moved for summary judgment against More on its affirmative defenses asserted under the Securities Exchange Act of 1934 (“Exchange Act”) and counterclaims for damages under the Minnesota Uniform Securities Act. Oral arguments on the Company’s motion are scheduled for September 14, 2023.

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

Th~~e~~ Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More,” and together with Carebourn, the “Noteholder Plaintiffs”) in the United States District Court for the District of Utah. There are no material updates to this litigation.

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

The Company’s opening memorandum in support of its appeal was filed on May 1, 2023. On July 31, 2023, the FirstFire Parties filed their memorandum in opposition. On August 21, 2023, the Company filed its reply memorandum. As of the date hereof, oral arguments are not scheduled for the appeal.

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

On or about May 15, 2023, the Company and the EMA Parties reached an understanding of settlement, which was subsequently memorialized. The action was subsequently dismissed on or about June 14, 2023. The Company views this matter as closed.

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

The parties are currently engaged in discovery in this matter.

The Company remains committed to vigorously litigating its claims for relief and defenses against the Brunson Parties.

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

As of the date hereof, the court has not yet rendered its decision on the Crown Bridge Defendants’ motion to dismiss.

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

The Company remains in active litigation with J. Merlin Benner, Phillip J. Benner, Benjamin P. Benner, Jonas M. Benner, and Angelica M. Benner (collectively, the “Benner Parties”) in the United States District Court for the Southern District of Texas. The following discloses the material updates for this matter.

The parties are currently engaged in discovery in this matter.

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

On July 27, 2023, the Company moved to set aside the default judgment entered in favor of GS Capital and against the Company on July 25, 2023. GS Capital’s opposition thereto is due on or before August 31, 2023. Thereafter, DarkPulse’s reply is due on or before September 6, 2023. Oral arguments are currently not scheduled on the Company’s motion.

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

As of March 31, 2023 and December 31, 2022, the Company has $917,775 and $318,025, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $80,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand.

NOTE 16 – SUBSEQUENT EVENTS

From April 1, 2023 through August 31, 2023, the Company has issued 283,878,429 shares of common stock for net proceeds of $879,964.

From April 1, 2023 through August 31, 2023, GSD issued non-convertible promissory notes aggregating in the principal amount of $365,601 ($83,947 per month through July then 29,813 for August) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. The termination was extended through February 9, 2023.

Pursuant to the promissory note, the Company has agreed to loan to GSD $251,841 to deposit into GSDs trust account. The promissory note bears no interest and is repayable in full upon the earlier of (i) the date on which GSD consummates its Initial Business Combination, and (ii) the date that the winding up of GSD is effective.

From April 1, 2023 through July 18, 2023, the Company has provided non-interest-bearing advances to GSD aggregating $- 126,760.

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

On August 7, 2023, the Company entered into a convertible note for a principal of $57,750. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the unaudited consolidated condensed financial statements.

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

DarkPulse, Inc.

Date: August 31, 2023	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

