Form 10-Q
period 2023-06-30
DarkPulse, Inc.
filed 2023-09-22
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of on September 22, 2023 was 7,539,946,105.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,573	$2,060,332
Accounts receivable, net	134,132	2,952,293
Inventory	32,077	23,825
Contract assets	–	1,439,844
Due from related party	837,662	318,025
Prepaid expenses and other current assets	159,815	180,530
TOTAL CURRENT ASSETS	1,212,260	6,974,849

NON-CURRENT ASSETS:
Property and equipment, net	905,688	1,933,871
Operating lease right-of-use assets	1,071,661	2,724,226
Patents, net	242,361	267,875
Notes receivable, related party	1,468,985	1,049,248
Investment in related party	1,500,000	1,500,000
Joint venture	20,764	46,724
Intangible assets, net	–	390,330
Goodwill	–	6,462,153
Other assets, net	167,752	689,869
TOTAL NON-CURRENT ASSETS	5,377,210	15,064,296
TOTAL ASSETS	$6,589,470	$22,039,145

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,055,090	$10,736,373
Contract liabilities	–	2,215,212
Loss provision for contracts in progress	–	945,928
Convertible notes, net	324,866	378,263
Notes payable, current	2,000,000	2,000,000
Derivative liability	236,736	306,467
Loan payable, current	468,067	472,700
Loan payable, related party	361,747	361,747
Secured debenture, current	137,406	136,353
Operating lease liabilities - current	136,410	512,373
Other current liabilities	74,352	472,217
TOTAL CURRENT LIABILITIES	19,794,672	18,537,633

NON-CURRENT LIABILITIES:
Secured debenture	961,844	954,474
Loan payable	306,098	328,508
Operating lease liabilities - non-current	1,015,512	2,547,524
TOTAL NON-CURRENT LIABILITIES	2,283,454	3,830,506
TOTAL LIABILITIES	22,078,126	22,368,139

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both June 30, 2023 and December 31, 2022	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 7,459,909,231 and 6,427,495,360 shares issued as of June 30, 2023 and December 31, 2022, respectively	745,992	642,740
Treasury stock at cost, 100,000 shares at June 30, 2023 and December 31, 2022	(1,000)	(1,000)
Additional paid-in capital	49,114,351	44,602,052
Non-controlling interests	1,308,873	2,119,566
Accumulated other comprehensive income (loss)	(1,995,755)	(1,137,902)
Accumulated deficit	(64,662,001)	(46,555,334)
TOTAL STOCKHOLDERS' DEFICIT	(15,488,656)	(328,994)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,589,470	$22,039,145

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES	$412,769	$4,435,043	$1,950,602	$6,453,376
COST OF REVENUES	1,184,848	3,965,910	2,411,640	6,314,477
GROSS PROFIT (LOSS)	(772,079)	469,133	(461,038)	138,899

OPERATING EXPENSES:
Selling, general and administrative	615,508	1,102,404	1,513,368	2,080,613
Salaries, wages and payroll taxes	578,900	1,376,176	2,126,108	3,348,244
Bad debt expense	57,480	–	2,422,457	–
Professional fees	255,690	1,480,599	3,206,388	3,018,702
Depreciation and amortization	220,749	7,405	451,983	236,019
Impairment expense	–	–	6,925,137	–
TOTAL OPERATING EXPENSES	1,728,326	3,966,584	16,645,441	8,683,578

OPERATING LOSS	(2,500,405)	(3,497,451)	(17,106,479)	(8,544,679)

OTHER INCOME (EXPENSE):
Interest expense	(39,647)	(852)	(157,062)	(518,606)
Loss on deconsolidation	(1,642,795)	–	(1,642,795)	–
Change in fair market of derivative liabilities	16,334	42,049	16,334	167,156
Loss on equity investment	(74,028)	–	(139,084)	–
Gain on the forgiveness of debt	106,794	–	106,794	35,750
Restructuring costs	–	(501,431)	–	(501,431)
Foreign currency exchange rate variance	15,651	(227,887)	4,932	(208,033)
TOTAL OTHER INCOME (EXPENSE)	(1,617,691)	(688,121)	(1,810,881)	(1,025,164)

Net loss	(4,118,096)	(4,185,572)	(18,917,360)	(9,569,843)
Net loss attributable to non-controlling interests	30,997	234,725	810,693	348,406
Net loss attributable to DarkPulse, Inc.	$(4,087,099)	$(3,950,847)	$(18,106,669)	$(9,221,437)

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	7,445,611,222	5,480,767,991	7,202,813,171	5,385,964,474

See the accompanying notes to the unaudited condensed consolidated financial statements

4

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET LOSS	$(4,118,096)	$(4,185,572)	$(18,917,360)	$(9,569,843)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(395,508)	(737,874)	(857,853)	(219,569)
COMPREHENSIVE LOSS	$(4,513,604)	$(4,923,446)	$(19,775,213)	$(9,789,412)

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

UNAUDITED

	Preferred stock
	Series A		Series D		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	–	$–	88,235	$883	5,197,821,885	$519,782
Conversion of convertible notes	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	200,121,061	20,012
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at March 31, 2022	–	$–	88,235	$883	5,397,942,951	$539,794
Common stock issued for cash	–	–	–	–	192,448,404	19,250
Common stock issued for TerraData acquisition	–	–	–	–	3,725,386	373
Stock based compensation	100	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at June 30, 2022 (unaudited)	100	$–	88,235	$883	5,594,116,746	$559,417

Balance at December 31, 2022	100	$1	88,235	$883	6,427,395,360	$642,740
Common stock issued for cash, net of fees	–	–	–	–	531,671,500	53,167
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at March 31, 2023	100	$1	88,235	$883	7,256,066,860	$725,607
Common stock issued for cash	–	–	–	–	203,842,371	20,384
Effect of deconsolidation of Optilan UK	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at June 30, 2023	100	$1	88,235	$883	7,459,909,231	$745,992

	Treasury stock		Additional paid-in	Non-controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2021	100,000	$(1,000)	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Conversion of convertible notes	–	–	–	–	–	–	–
Common stock issued for cash	–	–	7,679,988	–	–	–	7,700,000
Foreign currency adjustment	–	–	–	–	(219,569)	–	(219,569)
Net loss	–	–	–	–	–	(5,384,270)	(5,384,270)
Balance at March 31, 2022	100,000	$(1,000)	$27,928,691	$2,358,227	$(504,032)	$(16,660,760)	$13,661,803
Common stock issued for cash	–	–	4,696,625	–	–	–	4,715,875
Common stock issued for TerraData acquisition	–	–	199,627	–	–	–	200,000
Stock based compensation	–	–	(1)	–	–	–	–
Foreign currency adjustment	–	–	–	–	(737,874)	–	(737,874)
Net loss	–	–	–	–	–	(4,185,572)	(4,185,572)
Balance at June 30, 2022 (unaudited)	100,000	$(1,000)	$32,824,942	$2,358,227	$(1,241,906)	$(20,846,332)	$13,654,232

Balance at December 31, 2022	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)
Common stock issued for cash, net of fees	–	–	2,034,634	–	–	–	2,087,801
Issuance of common stock for legal settlement	–	–	1,960,200	–	–	–	1,989,900
Foreign currency adjustment	–	–	–	–	(462,345)	–	(462,345)
Net loss	–	–	–	(779,696)	–	(14,019,568)	(14,799,264)
Balance at March 31, 2023	100,000	$(1,000)	$48,596,886	$1,339,870	$(1,600,247)	$(60,574,902)	$(11,512,902)
Common stock issued for cash	–	–	517,465	–	–	–	537,849
Effect of deconsolidation of Optilan UK	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,508)	–	(395,508)
Net loss	–	–	–	(30,997)	–	(4,087,099)	(4,118,096)
Balance at June 30, 2023	100,000	$(1,000)	$49,114,351	$1,308,873	$(1,995,755)	$(64,662,001)	$(15,488,656)

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,917,360)	$(9,569,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451,983	236,020
Loss on equity investment	139,084	–
Issuance of common stock for legal settlement	1,989,900	–
Impairment of goodwill and intangible assets	6,925,137	–
Bad debt expense	2,422,457	–
Loss on deconsolidation	1,642,795	–
Operating lease expense	31,087	(215,135)
Gain on forgiveness of debt	(53,397)	(35,750)
Change in fair market of derivative liabilities	(69,731)	(167,156)
Restructuring costs	–	501,431
Changes in operating assets and liabilities:
Accounts receivable	80,303	550,803
Inventory	(8,252)	(805,960)
Contract assets	(73,048)	(218,371)
Prepaid expenses and other assets	20,715	(173,891)
Contract liabilities	323,471	1,264,350
Loss provision for contracts in progress	15,968	(370,564)
Accounts payable and accrued expenses	2,699,960	(3,120,422)
Operating lease liabilities, net	(30,372)	315,285
Other current liabilities	(74,087)	(755,854)
Net cash used in operating activities	(2,483,389)	(12,565,057)
Cash flows from investing activities:
Purchases of property and equipment	(102,350)	(438,429)
Investment in joint venture	(113,124)	–
Issuance of note receivable, related party	(419,737)	–
Advances to related party	(519,637)	–
Deposits	–	(64,980)
Net cash used in investing activities	(1,154,848)	(503,409)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	2,625,650	12,415,875
Net repayments of loan payable	(27,043)	–
Net cash provided by financing activities	2,598,607	12,415,875
Net change in cash	(1,039,630)	(652,591)
Effect of exchange rate on cash	(972,129)	(493,587)
Cash at beginning of period	2,060,332	3,658,846
Cash at end of period	$48,573	$2,512,668

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,948	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Stock issued for acquisition of TerraData	$–	$200,000

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

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (“Optilan Liquidation”). In conjunction with the order, the court appointed the Official Receiver’s Office (“OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets.

At the same time the court appointed the OR to take the appointment as liquidator of Optilan (UK) Limited. The OR has taken control of Optilan (UK) Limited’s assets. To date the ORs Office has initiated contact with Optilan but we still wait to receive details of the individual who will be taking the role of OR.

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview occurred July 18, 2023.

The Company is an Unsecured creditor of Optilan (UK) Limited and is at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. The Company has approximately $19.4 million intercompany payables due from Optilan (UK), which will increase the Company liabilities for any obligations not repaid. The Company expects the remaining assets held by Optilan (UK) Limited to be fully impaired and reported as Loss on Deconsolidation during the second quarter of 2023 as a result of the winding-up order for liquidation. At the time of this filing the Company is still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on the Company’s continued operations and ability to meet future obligations.

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

Quarter Ended March 31 Accounting Analysis

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,422,457 may not be collectible pursuant to the Optilan Liquidation. As of March 31, 2023, the Company recorded a bad debt provision for this amount.

As a result of the Optilan Liquidation, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable as of March 31, 2023. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited at March 31, 2023 and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of June 30, 2023.

Quarter Ended June 30 Accounting Analysis

Optilan (UK) Limited became subject to the control of a government and was appointed an administrator. In this situation, when the parent ceases to have a financial interest in a subsidiary and does not retain an investment in that subsidiary, the parent should deconsolidate the subsidiary and recognize a gain or loss on deconsolidation in accordance with ASC 810-10-40-5.

In addition, ASC 810-10-40-3A states when a parent deconsolidates a subsidiary or derecognizes a group of assets, the parent no longer controls the subsidiary's assets and liabilities or the group of assets. The parent therefore shall derecognize the assets, liabilities, and equity components related to that subsidiary or group of assets. The equity components will include any noncontrolling interest as well as amounts previously recognized in accumulated other comprehensive income. If the subsidiary or group of assets being deconsolidated or derecognized is a foreign entity (or represents the complete or substantially complete liquidation of the foreign entity in which it resides), then the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss shall include any foreign currency translation adjustment related to that foreign entity.

Upon the liquidation, on June 28, 2023, the Company derecognized Optilan UK’s assets and liabilities and recorded a loss on consolidation of $1,642,795, which was recognized in other income (expenses) in the consolidated statements of operations.

Included in the loss on consolidation of $1,642,795 are the gains on intercompany receivables and payables and currency translation adjustment $12,721,532 and $1,545,008 respectively, offset by the net loss of $12,623,745 which is the impairment of investments and intercompany receivables no longer expected to be collected.

In addition, the allowance of $2,422,457 was recorded against receivables that have been deemed uncollectible.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2023, and the results of operations for six months and cash flows for the six months ended June 30, 2023 and 2022 have been included.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30,2023, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 and of cash flows for the six months ended June 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of both June 30, 2023 and December 31, 2022, the Company determined that the allowance for doubtful accounts was $0 and $3,320,983, respectively. The allowance pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of June 30, 2023 and December 31, 2022, retainage receivable was $0 and $824,777, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency, as well as the Turkish lira, Emirates Dirham, Azerbajani Manat and Indian Rupee. The accounts of one of the Company’s subsidiaries are maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the six months ended June 30, 2023 closing rate at 1, average rate at 1.232546 US$: GBP, and closing rate at 1.32585 US$:CAD.

The relevant translation rates are as follows: for the six months ended June 30, 2022 closing rate at 1.216007 US$:GBP, average rate at 1.299973 US$:GBP, and closing rate at 1.2872 US$:CAD.

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

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of June 30, 2023.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

During the six months ended June 30, 2023 and 2022, the Company recorded a loss of $810,693 and $348,406, respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the six months ended June 30, 2023 and 2022, the Company’s only element of other comprehensive loss was foreign currency translation.

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022
Convertible notes	50,369,362	87,775,272
Series D preferred stock	176,470	176,470
	50,545,832	87,951,742

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $18,917,360 and $9,569,843 during the six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $2,483,389 and $12,565,057, respectively. As of June 30, 2023, the Company’s current liabilities exceeded its current assets by $18,582,414 and has an accumulated deficit of $64,662,001. As of June 30, 2023, the Company had $48,573 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entity. Optilan (UK) Limited and its subsidiaries are not controlled by DarkPulse, Inc.

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

NOTE 4 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Services and products transferred at a point in time	$76,120	$1,405,335	$764,548	$2,089,167
Services and products transferred over time	336,649	3,029,708	1,186,054	4,364,209
Total revenue	$412,769	$4,435,043	$1,950,602	$6,453,376

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Products	$137,342	$712,449	$257,514	$1,110,076
Services	275,427	3,722,594	1,693,088	5,343,300
Total revenue	$412,769	$4,435,043	$1,950,602	$6,453,376

Revenue by geographic destination consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America	$155,386	$373,062	$374,652	$534,434
United Kingdom	207,404	–	1,389,667	–
Rest of world	49,979	4,061,981	186,283	5,918,942
Total revenue	$412,769	$4,435,043	$1,950,602	$6,453,376

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

Contract assets in the consolidated balance sheets represents costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed. As of June 30, 2023, contract assets were $0 upon derecognized pursuant to the Optilan Liquidation.

Contract liabilities on June 30, 2023 are $0 upon the deconsolidation related to the Optilan liquidation.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accounts receivable	$134,132	$6,273,276
Less: Allowance for doubtful accounts	–	(3,320,983)
Accounts receivable, net	$134,132	$2,952,293

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Property and equipment	$1,300,521	$3,942,421
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,347,455	3,989,355
Less - accumulated depreciation	(441,767)	(2,055,484)
Property and equipment, net	$905,688	$1,933,871

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the six months ended June 30, 2023:

Goodwill
Balances at December 31, 2022	$6,462,153
Impairment of goodwill pertaining to Optilan	(6,568,877)
Foreign exchange translation	106,724
Balances at June 30, 2023	$–

Intangible Assets, Net

On January 1, 2023, the Company revised the estimated useful life of the trade name intangible asset from 25 years to 10 years. Amortization expense for the six months ended June 30, 2023 and 2022 was $34,063 and $25,514, respectively.

During the three months ended March 31, 2023, the Company recorded impairment of the trade name of $356,260. At June 30, 2023 and December 31, 2022, the carrying value of the intangible assets was $0 and $390,330, respectively.

Patents - Intrusion Detection Intellectual Property

The following is a summary of the DPTI patents:

	June 30,	December 31,
	2023	2022
Patents	$904,269	$904,269
Less: accumulated amortization	(661,908)	(636,394)
Patents, net	$242,361	$267,875

For the six months ended June 30, 2023 and 2022, the Company amortized $25,514 and $25,514, respectively.

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

During the six months ended June 30, 2023, the Company contributed $113,124 to the joint venture and recorded a loss on the equity investment of $139,084.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accounts payable	$14,474,333	$8,677,648
Accrued liabilities	1,580,757	2,058,725
Total accounts payable and accrued expenses	$16,055,090	$10,736,373

NOTE 10 – DEBT

Convertible Notes

As of both June 30, 2023 and December 31, 2022, there was $324,866 and $378,263 of convertible debt outstanding and a derivative liability of $236,736 and $306,467.

As of June 30, 2023, all outstanding convertible debt is default.

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of June 30, 2023 and December 31, 2022, $2,000,000 remains outstanding. As of June 30, 2023, the GS note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
RI - line of credit	$99,971	$99,971
RI - Short-term loans	41,279	43,899
WS - line of credit	200,000	200,000
WS- Short-term loans	126,816	128,830
Loan payable, current	$468,067	$472,700

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	84,748	86,041
WS - SBA EIDL	26,307	26,307
WS - long-term loans	92,446	113,564
Loan payable, non-current	$306,098	$328,508

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

For the six months ended June 30, 2023, and 2022, the Company recorded interest expense of $28,875 and $24,854, respectively.

As of June 30, 2023 and December 31, 2022, the debenture liability totaled $1,099,250 and $1,090,827, respectively.

NOTE 12 – LEASES

The following was included in our balance sheet as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Operating leases	2023	2022

Assets
ROU operating lease assets	$1,071,661	$2,724,226

Liabilities
Current portion of operating lease	136,410	512,373
Operating lease, net of current portion	1,015,512	2,547,524
Total operating lease liabilities	$1,151,922	$3,059,897

The weighted average remaining lease term and weighted average discount rate at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
Operating leases	2023	2022
Weighted average remaining lease term (years)	8.00	8.25
Weighted average discount rate	6.00%	6.00%

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

On June 28, 2023 the company recognized a gain on deconsolidation of $1,775,869 related to Optilan (UK) and its subsidiaries leases.

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2023 and December 31, 2022, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes, respectively.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,459,909,231 and 6,427,495,360 common shares issued, respectively. As of June 30, 2023 and December 31, 2022, there were 7,459,909,231 and 6,427,395,360 common shares outstanding, respectively.

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

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023*	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
4/11/2023	67,462,162	203,554	$0.003017	188,279
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
	735,513,871	$2,897,689		$2,625,649

*	Issued shares pursuant to an individual stock purchase agreement with an unrelated investor (not under 2022 EFA)

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended June 30, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the six months ended June 30, 2023.

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

The Company intends to vigorously defend itself against GS Capital.

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

During the six months ended June 30, 2023 and 2022, certain executives of the Company received $120,000 and $0, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both June 30, 2023 and December 31, 2022, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both June 30, 2023 and December 31, 2022, the outstanding balance was $135,500.

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

As of June 30, 2023 and December 31, 2022, the Company’s $1,500,000 investment in GSD was accounted for as cost.

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC.  The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of June 30, 2023 and December 31, 2022, the outstanding note receivable was $1,468,985 and $1,049,248, respectively.

As of June 30, 2023 and December 31, 2022, the Company has $837,662 and $318,025, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $90,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand.

NOTE 16 – SUBSEQUENT EVENTS

On August 7, 2023, the Company entered into a convertible note for a principal of $57,750. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%. The company had reserved a sufficient number of shares of Common Stock 342,725,409 for issuance upon full conversion of the Note in accordance with the terms.

Subsequent to period end the company issued 80,036,058 shares to a third party in exchange for cash in accordance with its equity financing agreement.

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

The Company recorded impairment expense of intangibles and goodwill of $12,222,598 upon its annual impairment test during the year ended December 31, 2022. Refer to Note 1 for impairment records in 2023 upon the Optilan UK Liquidation.

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company” or “DarkPulse”), is a technology focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA technology, DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end-user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system.

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

DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse operate in the air, land, sea. Our patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure/key resources subject to vulnerability or risk. Our patented dark-pulse based BOTDA distributed fiber sensing system is best in class. The Company is able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as eight CM DIA, detecting internal anomalies before catastrophic failure. We are developing an intelligent rock bolt to prevent causalities and fatalities in mining operations and include a real time sensor system that can detect the location and movement of personnel and equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Subsidiaries

Our subsidiaries consist of DarkPulse UK Ltd,, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, Limited Liability Company, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, Limited Liability Company, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and DarkPulse Electronics Manufacturing Inc., a company headquartered in Arizona who is a U.S. manufacturer of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

Change in Ownership in Previously Consolidated Subsidiary Results in Deconsolidation in the Current Period

On June 28, 2023, the county court at Portsmouth, England made a winding up order raised by a (non-related party) creditor against the Company's subsidiary Optilan (UK) Limited. The subsidiary on that date ceased conducting further business and the director’s powers terminated. The consolidation of subsidiaries owned by Optilan (UK) Limited was no longer under its control as defined by ASC 810 (Consolidation). This compulsory liquidation resulted in a combined “Loss on Deconsolidation” of Optilan (UK) Limited and its subsidiaries in the amount of $1,624,795.

The subsidiaries of Optilan (UK) Limited are solvent and continue to operate. The Company will retain no measurable residual value nor direct or indirect investment in Optilan, its subsidiaries or its assets. The Company will have no continuing involvement with Optilan (UK) Limited, including its subsidiaries, and will not be owned or controlled by any related party of the Company

Recent Events

Liquidation/winding up of Optilan (UK) Limited

On May 3, 2023, Eversheds Sutherland (International) LLP, a creditor of Optilan (UK) Limited, filed a petition to wind up (the “Winding up Petition”) Optilan (UK) Limited, a wholly owned subsidiary of the Company’s Subsidiary, Optilan HoldCo 3 Limited, and the matter was due to be heard in the Portsmouth Combined Court Centre on June 28, 2023.

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (the “Optilan Liquidation”). In conjunction with the order, the court appointed the Offical Receiver’s Office (the “OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets.

At the same time the court appointed the OR to take the appointment as liquidator of Optilan (UK) Limited. The OR has taken control of Optilan (UK) Limited’s assets. To date the ORs Office has initiated contact with Optilan but we still wait to receive details of the individual who will be taking the role of OR.

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

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

Quarter Ended March 31 Accounting Analysis

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,422,457 may not be collectible pursuant to the Optilan Liquidation. The Company recorded a bad debt provision for this amount.

As a result of the Optilan Liquidation, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable as of March 31, 2023. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited at March 31, 2023 and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of June 30, 2023.

Quarter Ended June 30 Accounting Analysis

Optilan (UK) Limited became subject to the control of a government and was appointed an administrator. In this situation, when the parent ceases to have a financial interest in a subsidiary and does not retain an investment in that subsidiary, the parent should deconsolidate the subsidiary and recognize a gain or loss on deconsolidation in accordance with ASC 810-10-40-5.

In addition, ASC 810-10-40-3A states when a parent deconsolidates a subsidiary or derecognizes a group of assets, the parent no longer controls the subsidiary's assets and liabilities or the group of assets. The parent therefore shall derecognize the assets, liabilities, and equity components related to that subsidiary or group of assets. The equity components will include any noncontrolling interest as well as amounts previously recognized in accumulated other comprehensive income. If the subsidiary or group of assets being deconsolidated or derecognized is a foreign entity (or represents the complete or substantially complete liquidation of the foreign entity in which it resides), then the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss shall include any foreign currency translation adjustment related to that foreign entity.

Upon the liquidation, on June 28, 2023, the Company derecognized Optilan UK’s assets and liabilities and recorded a loss on consolidation of $1,624,795, which was recognized in other income (expenses) in the consolidated statements of operations.

Included in the loss on consolidation of $1,642,795 are the gains on intercompany receivables and payables and currency translation adjustment $12,721,532 and $1,545,008 respectively, offset by the net loss on impairment of investments of $12,623.

In addition, the allowance of $2,422,457 was recorded against receivables that have been deemed uncollectible.

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

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
4/11/2023	67,462,162	203,554	$0.003017	188,279
	587,692,015	$2,348,689		$2,176,079

On January 17, 2023, we entered into a Stock Purchase Agreement with an investor for the purchase of 11,441,647 shares of Common Stock in exchange for $100,000.

On April 28, 2023 we entered an Equity Financing Agreement, which was superseded by the Amended Equity Financing Agreement dated June 13, 2023, which was then superseded by the Second Amended Equity Financing Agreement dated July 10, 2023 (the “2023 EFA”) and Registration Rights Agreement (the “2023 RRA”) with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 12 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

The 2023 RRA provides that we shall (i) use our best efforts to file with the SEC a registration statement within 15 days of the date of the GHS Registration Rights Agreement; and (ii) have the registration statement declared effective by the SEC within 30 days after the date the GHS registration statement is filed with the SEC, but in no event more than 90 days after the registration statement is filed.

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
	136,380,209	$449,000		$349,570

Partnerships

We have entered into a consulting agreement with the Bachner Group to assist in the successful transformation from an R&D focused company to a sales-focused company and assist us with federal contract opportunities.

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $18,917,360 and $9,569,843 during the six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $2,483,389 and $12,565,057, respectively. As of June 30, 2023, the Company’s current liabilities exceeded its current assets by $18,582,414 and has an accumulated deficit of $64,662,001. As of June 30, 2023, the Company had $48,573 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

For the three and six months ended June 30, 2023, total revenues were $412,769 and $1,950,602 compared to $4,435,043 and $6,435,376 for the three and six months ended June 30, 202. The decreases were primarily due to the Opitlan (UK) liquidation and lower revenues achieved by Wildlife and Remote given capital and resources restraints.

Cost of Revenues and Gross Margin

For the three and six months ended June 30, 2023, cost of revenues was $1,184,848 and $2,411,640 compared to $3,965,910 and $6,314,477 for the six months ended June 30, 2022. The decrease was attributable to the Optilan (UK) Limited liquidation and lower revenues from Remote Intelligence and Wildlife Specilaists.

Gross profit (loss) for the six months ended June 30, 2023 was ($461,038) compared to $138,889 for the six months ended June 30, 2022. During 2022, it was realized that certain fixed price quoted contracts, with design and execution issues, prolonged the completion of the projects. This resulted in significant excess costs related to labor, subcontractor, and material costs. The Company has adequately reserved for these costs through completion of the projects in the third quarter of 2023. Unfortunately, there was very little foresight into the magnitude of the loss. The Company believes that this is not a recurring issue with Optilan and/or its business model. The Company has undertaken internal procedures during its bid process to assure that such practices will not occur in the future.

Operating Expenses

Selling, general and administrative expenses for three and six months ended June 30, 2023 decreased by $486,896 and $567,243, respectively. The decrease primarily consisted of decrease in advertising costs, insurance and information technology expenses.

Salaries, wages and payroll taxes for three and six months ended June 30, 2023 decreased by $797,276 and $1,222,136, respectively. The decrease primarily consisted of reduced headcount at each subsidiary.

As of June 30, 2023, the Company recorded a bad debt provision of $2,422,457 pertaining to the Optilan UK Liquidation.

Professional fees for the three months ended June 30, 2023 decreased by $1,224,909 for the three months ended June 30, 2022 as Optilan operations ceased. Professional fees increased by $187,686 for the six months ended June 30, 2023 due to the issuance of common stock per the settlement of a litigation matter.

During the three months ended June 30, 2023, the Company recorded a gain on forgiveness of debt of $106,794.

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of June 30, 2023.

Depreciation and amortization for three months ended June 30, 2023 and 2022 was $220,749 and $7,405, respectively.

Other Income (Expense)

For the three months ended June 30, 2023, we had other expenses of $(1,617,692) compared to other expenses of $(688,121) for the three months ended June 30, 2022. The increase in other expenses was primarily due to loss on deconsolidation in 2023.

For the six months ended June 30, 2023, we had other expenses of $(1,810,882) compared to other expenses of $(1,025,164) for the six months ended June 30, 2022. The decrease in other expenses was primarily due to loss on deconsolidation in 2023.

Net Loss

As a result of the above, we reported a net loss of $4,118,096 and $4,185,572 for the three months ended June 30, 2023 and 2022, respectively.

As a result of the above, we reported a net loss of $18,917,360 and $9,569,843 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the six months ended June 30, 2023, we had $2,625,650 in cash proceeds from our equity financings compared to $12,415,875 in 2022.

As of June 30, 2023, we had cash of $48,573 compared to $2,060,332 as of December 31, 2022. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of June 30, 2023, our current liabilities exceeded our current assets by $18,582,412.

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

During the six months ended June 30, 2023, net cash used by operating activities was $2,483,389 resulting from our net loss of $18,917,360 partially offset by non-cash charges of $13,479,314 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement. In 2023, we had cash received by our operating assets and liabilities of $2,954,660 primarily driven by decreases in accounts receivable and contract assets and increases in accounts payable.

During the six months ended June 30, 2022, net cash used by operating activities was $12,565,057, resulting from our net loss of $9,569,843, partially offset by non-cash gains of $319,410. In 2022, we had cash used in our operating assets and liabilities of $3,314,624 primarily due to increases in accounts receivable and contract assets partially offset by increases in accounts payable and contract liabilities.

Cash Flows From Investing Activities

During the six months ended June 30, 2023, we had net cash used in investing activities of $1,154,848, including $419,737 in notes and $519,637 in advances to related party, as well as our joint venture investment of $113,124 and purchase of property and equipment of $102,350.

During the three months ended June 30, 2022, we had net cash used in investing activities of $503,409 due to $64,980 in deposits and purchase of property and equipment of $438,429.

Cash Flows From Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $2,598,603 which was primarily comprised of proceeds from the sale of common stock of $2,625,650, less net repayments of loans of $27,047.

During the six months ended June 30, 2022, net cash provided by financing activities was $12,415,875, comprised of proceeds from the sale of common stock from offering of $12,415,875.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2023. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the 2022 EFA during the quarter ended June 30, 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/11/2023	67,462,162	203,552	$0.0030173	188,279

Below is a table of all puts made by the Company under the 2023 EFA during the quarter ended June 30, 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/28/2023	91,795,875	$235,000	$0.00256	$208,550
6/26/2023	44,583,334	214,000	$0.00480	141,020
	136,379,209	$449,000		$349,570

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $39,843 in sales commissions paid to J.H. Darbie & Co., Inc. pursuant to the 2022 EFA and 2023 EFA.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

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

DarkPulse, Inc.

Date: September 22, 2023	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

