Form 10-Q
period 2023-09-30
DarkPulse, Inc.
filed 2023-11-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 15, 2023 was 7,728,834,177.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,892	$2,060,332
Accounts receivable, net	96,287	2,952,293
Inventory	32,077	23,825
Contract assets	–	1,439,844
Due from related party	948,362	318,025
Prepaid expenses and other current assets	154,414	180,530
TOTAL CURRENT ASSETS	1,296,033	6,974,849

NON-CURRENT ASSETS:
Property and equipment, net	875,173	1,933,871
Operating lease right-of-use assets	1,020,585	2,724,226
Patents, net	229,604	267,875
Notes receivable, related party	1,612,565	1,049,248
Investment in related party	1,500,000	1,500,000
Joint venture	–	46,724
Intangible assets, net	–	390,330
Goodwill	–	6,462,153
Other assets, net	161,678	689,869
TOTAL NON-CURRENT ASSETS	5,399,605	15,064,296
TOTAL ASSETS	$6,695,638	$22,039,145

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,627,980	$10,736,373
Contract liabilities	–	2,215,212
Loss provision for contracts in progress	–	945,928
Convertible notes, net	334,491	378,263
Notes payable, current	2,000,000	2,000,000
Derivative liability	597,318	306,467
Loan payable, current	468,067	472,700
Loan payable, related party	361,747	361,747
Secured debenture, current	137,406	136,353
Operating lease liabilities - current	213,821	512,373
Other current liabilities	82,568	472,217
TOTAL CURRENT LIABILITIES	19,823,398	18,537,633

NON-CURRENT LIABILITIES:
Secured debenture	961,844	954,474
Loan payable	306,011	328,508
Operating lease liabilities - non-current	907,124	2,547,524
TOTAL NON-CURRENT LIABILITIES	2,174,979	3,830,506
TOTAL LIABILITIES	21,998,376	22,368,139

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both September 30, 2023 and December 31, 2022	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both September 30, 2023 and December 31, 2022	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 7,639,945,289 and 6,427,395,360 shares issued as of September 30, 2023 and December 31, 2022, respectively	763,996	642,740
Treasury stock at cost, 100,000 shares at September 30, 2023 and December 31, 2022	(1,000)	(1,000)
Additional paid-in capital	49,538,461	44,602,052
Non-controlling interests	1,297,589	2,119,566
Accumulated other comprehensive income (loss)	(1,253,370)	(1,137,902)
Accumulated deficit	(65,649,298)	(46,555,334)
TOTAL STOCKHOLDERS' DEFICIT	(15,302,738)	(328,994)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,695,638	$22,039,145

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES	$82,071	$1,431,104	$2,032,673	$7,884,480
COST OF REVENUES	3,005	5,804,875	2,414,645	12,119,352
GROSS PROFIT (LOSS)	79,066	(4,373,771)	(381,972)	(4,234,872)

OPERATING EXPENSES:
Selling, general and administrative	286,895	1,498,717	1,800,266	3,579,326
Salaries, wages and payroll taxes	253,623	1,760,531	2,379,731	5,108,775
Bad debt expense	11,506	–	2,433,963	–
Professional fees	(40,235)	1,471,264	3,166,153	4,489,966
Depreciation and amortization	44,502	597,970	496,485	833,989
Impairment expense	–	–	6,925,137	–
TOTAL OPERATING EXPENSES	556,290	5,328,482	17,201,734	14,012,056

OPERATING LOSS	(477,224)	(9,702,253)	(17,583,706)	(18,246,928)

OTHER INCOME (EXPENSE):
Interest expense	(123,711)	168,846	(280,774)	(349,758)
Loss on deconsolidation	–	–	(1,642,795)	–
Change in fair market of derivative liabilities	(337,112)	70,289	(320,778)	237,445
Loss on equity investment	(20,764)	–	(159,849)	–
Gain on the forgiveness of debt	–	231,377	106,794	267,127
Restructuring costs	–	–	–	(501,431)
Foreign currency exchange rate variance	(39,765)	426,073	(34,833)	218,039
TOTAL OTHER INCOME (EXPENSE)	(521,352)	896,585	(2,332,234)	(128,578)

Net loss	(998,576)	(8,805,668)	(19,915,940)	(18,375,506)
Net loss attributable to non-controlling interests	11,284	(92,571)	821,977	255,835
Net loss attributable to DarkPulse, Inc.	$(987,293)	$(8,898,239)	$(19,093,964)	$(18,119,671)

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	7,564,609,819	5,840,449,453	7,282,672,517	5,539,124,247

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET LOSS	$(998,576)	$(8,805,668)	$(19,915,940)	$(18,375,506)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	742,383	(2,694,033)	(115,468)	(2,913,602)
COMPREHENSIVE LOSS	$(256,193)	$(11,499,701)	$(20,031,408)	$(21,289,108)

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED September 30, 2023 AND 2022

UNAUDITED

	Preferred stock
	Series A		Series D		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	–	$–	88,235	$883	5,197,821,885	$519,782
Conversion of convertible notes	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	200,121,061	20,012
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at March 31, 2022 (unaudited)	–	$–	88,235	$883	5,397,942,951	$539,794
Common stock issued for cash	–	–	–	–	192,448,404	19,250
Common stock issued for TerraData acquisition	–	–	–	–	3,725,386	373
Stock based compensation	100	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at June 30, 2022 (unaudited)	100	$–	88,235	$883	5,594,116,746	$559,417
Common stock issued for cash	–	–	–	–	551,695,450	55,169
Stock based compensation	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at September 30, 2022 (unaudited)	100	$–	88,235	$883	6,145,812,186	$614,586

Balance at December 31, 2022	100	$1	88,235	$883	6,427,395,360	$642,740
Common stock issued for cash, net of fees	–	–	–	–	531,671,500	53,167
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at March 31, 2023 (unaudited)	100	$1	88,235	$883	7,256,066,860	$725,607
Common stock issued for cash	–	–	–	–	203,842,371	20,384
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at June 30, 2023 (unaudited)	100	$1	88,235	$883	7,459,909,231	$745,992
Common stock issued for cash, net of fees	–	–	–	–	180,036,058	18,004
Foreign currency adjustment	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance at September 30, 2023 (unaudited)	100	$1	88,235	$883	7,639,945,289	$763,996

	Treasury stock		Additional paid-in	Non-controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2021	100,000	$(1,000)	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Conversion of convertible notes	–	–	–	–	–	–	–
Common stock issued for cash	–	–	7,679,988	–	–	–	7,700,000
Foreign currency adjustment	–	–	–	–	(219,569)	–	(219,569)
Net loss	–	–	–	–	–	(5,384,270)	(5,384,270)
Balance at March 31, 2022 (unaudited)	100,000	$(1,000)	$27,928,691	$2,358,227	$(504,032)	$(16,660,760)	$13,661,803
Common stock issued for cash	–	–	4,696,625	–	–	–	4,715,875
Common stock issued for TerraData acquisition	–	–	199,627	–	–	–	200,000
Stock based compensation	–	–	(1)	–	–	–	–
Foreign currency adjustment	–	–	–	–	(737,874)	–	(737,874)
Net loss	–	–	–	–	–	(4,185,572)	(4,185,572)
Balance at June 30, 2022 (unaudited)	100,000	$(1,000)	$32,824,942	$2,358,227	$(1,241,906)	$(20,846,332)	$13,654,232
Common stock issued for cash	–	–	11,323,231	–	–	–	11,378,400
Stock based compensation	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(1,956,159)	–	(1,956,159)
Net loss	–	–	–	–	–	(8,805,668)	(8,805,668)
Balance at September 30, 2022 (unaudited)	100,000	$(1,000)	$44,148,174	$2,358,227	$(3,198,065)	$(29,652,000)	$14,270,805

Balance at December 31, 2022	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)
Common stock issued for cash, net of fees	–	–	2,034,634	–	–	–	2,087,801
Issuance of common stock for legal settlement	–	–	1,960,200	–	–	–	1,989,900
Foreign currency adjustment	–	–	–	–	(462,345)	–	(462,345)
Net loss	–	–	–	(779,696)	–	(14,019,568)	(14,799,264)
Balance at March 31, 2023 (unaudited)	100,000	$(1,000)	$48,596,886	$1,339,870	$(1,600,247)	$(60,574,902)	$(11,512,902)
Common stock issued for cash	–	–	517,465	–	–	–	537,849
Foreign currency adjustment	–	–	–	–	(395,506)	–	(395,506)
Net loss	–	–	–	(30,997)	–	(4,087,103)	(4,118,100)
Balance at June 30, 2023 (unaudited)	100,000	$(1,000)	$49,114,351	$1,308,873	$(1,995,755)	$(64,662,005)	$(15,488,659)
Common stock issued for cash, net of fees	–	–	424,110	–	–	–	442,114
Foreign currency adjustment	–	–	–	–	742,383	–	742,383
Net loss	–	–	–	(11,284)	–	(987,293)	(998,576)
Balance at September 30, 2023 (unaudited)	100,000	$(1,000)	$49,538,461	$1,297,589	$(1,253,370)	$(65,649,298)	$(15,302,738)

See the accompanying notes to the unaudited condensed consolidated financial statements

DarkPulse, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,915,940)	$(18,375,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513,860	833,990
Loss on equity investment	159,849	–
Issuance of common stock for legal settlement	1,989,900	–
Impairment of goodwill and intangible assets	6,925,137	–
Bad debt expense	2,433,876	–
Loss on deconsolidation	1,642,795	–
Operating lease expense	31,087	(33,683)
Gain on forgiveness of debt	(53,397)	(267,127)
Change in fair market of derivative liabilities	(320,778)	(237,445)
Restructuring costs	–	501,431
Changes in operating assets and liabilities:
Accounts receivable	70,870	692,746
Inventory	(8,252)	604,406
Contract assets	(73,048)	178,748
Prepaid expenses and other assets	30,116	(730,370)
Contract liabilities	323,471	833,876
Loss provision for contracts in progress	15,968	(895,405)
Accounts payable and accrued expenses	2,272,852	(2,949,406)
Operating lease liabilities, net	(30,372)	86,511
Other current liabilities	(74,090)	300,533
Net cash used in operating activities	(4,066,096)	(19,456,701)
Cash flows from investing activities:
Purchases of property and equipment	(102,350)	(529,330)
Investment in joint venture	(113,124)	–
Issuance of note receivable, related party	(563,317)	–
Advances to related party	(630,337)	–
Deposits	–	(64,980)
Net cash used in investing activities	(1,409,128)	(594,310)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	3,067,764	23,794,275
Proceeds from convertible notes	50,000	–
Net repayments of loan payable	(27,047)	–
Net cash provided by financing activities	3,090,717	23,794,275
Net change in cash	(2,384,507)	3,743,264
Effect of exchange rate on cash	389,067	(1,434,126)
Cash at beginning of period	2,060,332	3,658,846
Cash at end of period	$64,892	$5,967,984

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,948	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Stock issued for acquisition of TerraData	$–	$200,000

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

The Company’s subsidiaries consisted of Optilan HoldCo 3 Limited, a company headquartered in Coventry, United Kingdom (“Optilan”) whose focus is in telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Remote Intelligence, LLC, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, LLC, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

As a result of the Optilan Liquidation, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable as of March 31, 2023. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited at March 31, 2023 and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of September 30, 2023.

Quarter Ended September 30 Accounting Analysis

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2023, and the results of operations for nine months and cash flows for the nine months ended September 30, 2023 and 2022 have been included.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30,2023, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 and of cash flows for the nine months ended September 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the period ended September 30, 2023.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of both September 30, 2023 and December 31, 2022, the Company determined that the allowance for doubtful accounts was $0 and $3,320,983, respectively. The allowance pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of September 30, 2023 and December 31, 2022, retainage receivable was $0 and $824,777, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

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

The relevant translation rates are as follows: for the nine months ended September 30, 2023 closing rate at 1.2197, average rate at 1.2384 US$: GBP, and closing rate at 1.3586 US$:CAD.

The relevant translation rates are as follows: for the nine months ended September 30, 2022 closing rate at 1.113030 US$:GBP, average rate at 1.259161 US$:GBP, and closing rate at 1.3751 US$:CAD.

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

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of September 30, 2023.

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

During the nine months ended September 30, 2023 and 2022, the Company recorded a loss of $821,977 and $255,835, respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the nine months ended September 30, 2023 and 2022, the Company’s only element of other comprehensive loss was foreign currency translation.

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Convertible notes	302,912,039	87,775,272
Series D preferred stock	176,470	176,470
	303,088,509	87,951,742

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $19,915,940 and $18,375,506 during the nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $4,066,096 and $19,456,701, respectively. As of September 30, 2023, the Company’s current liabilities exceeded its current assets by $18,527,365 and has an accumulated deficit of $65,649,298. As of September 30, 2023, the Company had $64,892 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entity. Optilan (UK) Limited and its subsidiaries are not controlled by DarkPulse, Inc.

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

NOTE 4 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Services and products transferred at a point in time	$32,168	$463,295	$796,716	$2,552,462
Services and products transferred over time	49,903	967,809	1,235,957	5,332,018
Total revenue	$82,071	$1,431,104	$2,032,673	$7,884,480

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Products	$71,886	$136,534	$329,400	$1,246,610
Services	10,185	1,294,570	1,703,273	6,637,870
Total revenue	$82,071	$1,431,104	$2,032,673	$7,884,480

Revenue by geographic destination consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	$74,586	$590,028	$449,238	$1,124,462
United Kingdom	7,485	–	1,397,152	–
Rest of world	–	841,076	186,283	6,760,018
Total revenue	$82,071	$1,431,104	$2,032,673	$7,884,480

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

Contract assets in the consolidated balance sheets represents costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed. As of September 30, 2023, contract assets were $0 upon derecognized pursuant to the Optilan Liquidation.

Contract liabilities on September 30, 2023 are $0 upon the deconsolidation related to the Optilan liquidation.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Accounts receivable	$96,287	$6,273,276
Less: Allowance for doubtful accounts	–	(3,320,983)
Accounts receivable, net	$96,287	$2,952,293

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Property and equipment	$1,300,521	$3,942,421
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,347,455	3,989,355
Less - accumulated depreciation	(472,282)	(2,055,484)
Property and equipment, net	$875,173	$1,933,871

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the nine months ended September 30, 2023:

Goodwill
Balances at December 31, 2022	$6,462,153
Impairment of goodwill pertaining to Optilan	(6,568,877)
Foreign exchange translation	106,724
Balances at September 30, 2023	$–

Intangible Assets, Net

On January 1, 2023, the Company revised the estimated useful life of the trade name intangible asset from 25 years to 10 years. Amortization expense for the nine months ended September 30, 2023 and 2022 was $34,225 and $38,271, respectively.

During the three months ended March 31, 2023, the Company recorded impairment of the trade name of $356,260. At September 30, 2023 and December 31, 2022, the carrying value of the intangible assets was $0 and $390,330, respectively.

Patents - Intrusion Detection Intellectual Property

The following is a summary of the DPTI patents:

	September 30,	December 31,
	2023	2022
Patents	$904,269	$904,269
Less: accumulated amortization	(674,665)	(636,394)
Patents, net	$229,604	$267,875

For the nine months ended September 30, 2023 and 2022, the Company amortized $38,271 and $38,271, respectively.

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

During the nine months ended September 30, 2023, the Company contributed $113,124 to the joint venture and recorded a loss on the equity investment of $159,849.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Accounts payable	$14,108,937	$8,677,648
Accrued liabilities	1,519,043	2,058,725
Total accounts payable and accrued expenses	$15,627,980	$10,736,373

NOTE 10 – DEBT

Convertible Notes

As of September 30, 2023 and December 31, 2022, there was $334,491 and $378,263 of convertible debt outstanding.

As of September 30, 2023 and December 31, 2022 there was a derivative liability of $597,318 and $306,467. The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2023. Management determined the expected volatility of 130.58% to 170.54%, a risk-free rate of interest of 5.46% to 5.53%, and contractual lives of the debt of three months (with exception for the August 2023 notes, which has contractual lives of the debt of one year).

On August 7, 2023, the Company entered into a convertible note for a principal of $57,750. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%. The Company has reserved a sufficient number of shares of common stock for issuance upon full conversion of the note in accordance with the terms.

On September 29, 2023, the Company entered into a convertible note for a principal of $57,750, which was funded on October 4, 2023. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%. The Company has reserved a sufficient number of shares of common stock for issuance upon full conversion of the note in accordance with the terms (see Note 16).

As of September 30, 2023, all outstanding convertible debt is in default with exception for the August and September 2023 notes.

The following is a summary of convertible notes:

	September 30, 2023	December 31, 2022
Principal outstanding	$382,616	$378,263
Less: unamortized debt discount	(48,125)	–
Convertible notes, net	$334,491	$378,263

During the nine months ended September 30, 2023 and 2022, $9,625 and $0 of the debt discount was amortized.

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of September 30, 2023 and December 31, 2022, $2,000,000 remains outstanding. As of September 30, 2023, the GS Note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL”) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
RI - line of credit	$99,971	$99,971
RI - Short-term loans	41,279	43,899
WS - line of credit	200,000	200,000
WS- Short-term loans	126,817	128,830
Loan payable, current	$468,067	$472,700

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	84,661	86,041
WS - SBA EIDL	26,307	26,307
WS - long-term loans	92,446	113,564
Loan payable, non-current	$306,011	$328,508

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

The Debenture was initially recorded at the $1,491,923 equivalent U.S. Dollar amount of Canadian 1,500,000 as of December 16, 2010, the date of the original Debenture. The liability is being adjusted quarterly based on the current exchange value of the Canadian dollar to the U.S. dollar at the end of each quarter. The adjustment is recorded as unrealized gain or loss in the change of the value of the two currencies during the quarter. The Debenture also includes a provision requiring DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years from April 24, 2018. To date, no royalties have been paid. The payments are current at the present time.

For the nine months ended September 30, 2023, and 2022, the Company recorded interest expense of $19,401 and $36,307, respectively.

As of September 30, 2023 and December 31, 2022, the debenture liability totaled $1,099,250 and $1,090,827, respectively.

NOTE 12 – LEASES

The following was included in our balance sheet as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Operating leases	2023	2022

Assets
ROU operating lease assets	$1,020,585	$2,724,226

Liabilities
Current portion of operating lease	213,821	512,373
Operating lease, net of current portion	907,124	2,547,524
Total operating lease liabilities	$1,120,945	$3,059,897

The weighted average remaining lease term and weighted average discount rate at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
Operating leases	2023	2022
Weighted average remaining lease term (years)	7.75	8.25
Weighted average discount rate	6.00%	6.00%

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

On June 28, 2023, the Company recognized a gain on deconsolidation of $1,775,869 related to Optilan (UK) and its subsidiaries leases.

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2023 and December 31, 2022, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes, respectively.

Common Stock

In accordance with the Company’s Certificate of Incorporation, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 7,639,945,289 and 6,427,395,360 common shares issued, respectively. As of September 30, 2023 and December 31, 2022, there were 7,639,845,289 and 6,427,295,360 common shares outstanding, respectively.

2023 Transactions

On May 27, 2022, we entered an Equity Financing Agreement (the “2022 EFA”) and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

On April 28, 2023 the Company entered into an Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

On June 13, 2023 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

On July 10,2023 the Company entered into a Second Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

On September 5, 2023, we entered into a Stock Purchase Agreement with an investor for the purchase of 100,000,000 shares of Common Stock for a total consideration of $100,000.

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

The below table of puts from 1/12/2023 through 4/11/2023 were made by the Company under the 2022 EFA during 2023. The put from 4/28/2023 was made under the EFA dated 4/28/2023. The puts from 6/26/2023 and 7/3/2023 were made by the Company under the Amended EFA dated June 13, 2023. The 7/10/2023 put was made by the Company under the Second Amended EFA dated July 10, 2023.

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
4/11/2023	67,462,162	203,553	$0.003017	188,280
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
9/5/2023	100,000,000	100,000	$0.001000	100,000
	915,549,929	$3,363,246		$3,067,764

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended June 30, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the nine months ended September 30, 2023. As part of this transaction $280,536 of accrued liabilities have been reversed.

NOTE 14 - COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

Legal Matters

DarkPulse, Inc. v. Twitter, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company is actively investigating potential claims against the @MIKEWOOD and @BullMeechum3 Twitter accounts. There are no material updates to this matter.

Carebourn Capital, L.P. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) in Minnesota state court. The following discloses the material updates for this matter.

On August 22, 2023, the Minnesota state held oral arguments on the Company’s motion for summary judgment on its counterclaims, which seek an award of damages in the amount of $124,012.91 (excluding pre- and post-judgment interest), attorneys’ fees in the amount of $267,951.33, and costs in the amount of $50,785.50.

The Company is currently awaiting a decision on its motion for summary judgment.

More Capital, LLC v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company remains in active litigation with More Capital, LLC (“More”) in Minnesota state court. The following discloses the material updates for this matter.

On August 22, 2023, the Minnesota state held oral arguments on the Company’s motion for summary judgment on its motion for summary judgment on its affirmative defenses and counterclaims, the latter of which seek an award of damages in the amount of $300,809.39 (excluding pre- and post-judgment interest), attorneys’ fees in the amount of $111,019.00, and costs in the amount of $195.75.

The Company is currently awaiting a decision on its motion for summary judgment.

Carebourn Capital et al v. Standard Registrar and Transfer et al

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company remains in active litigation with Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More,” and together with Carebourn, the “Noteholders”) in the United States District Court for the District of Utah. The following discloses the material updates for this matter.

On September 27, 2023, the U.S. Securities and Exchange Commission (“SEC”) prevailed on its motion for summary judgment against Carebourn that sought declaratory judgment that Carebourn is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934.

On November 1, 2023, the Noteholders filed a motion to dismiss this litigation with prejudice (the “Dismissal Motion”).

On November 2, 2023, the Company filed a cross-motion to the Dismissal Motion, wherein the Company did not oppose the Noteholders’ request for dismissal with prejudice and cross-moved for sanctions against the Noteholders and their attorneys of record. The Noteholders’ opposition thereto is due on or before November 16, 2023.

The Company maintains that the Noteholder’s lawsuit is duplicative of the first-filed lawsuits commenced by the Noteholder’s in Minnesota state court. The Company intends to vigorously defend itself against the Noteholder’s Utah lawsuit.

Goodman et al. v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company settled a dispute with Stephen Goodman, Mark Banash, and David Singer. Accordingly, there are no material updates for this matter.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company remains in active litigation with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Eli Fireman (“Fireman”) (FirstFire and Fireman together, the “FirstFire Parties”). The following discloses the material updates for this matter.

On September 12, 2023, the United States Court of Appeals for the Second Circuit (“Second Circuit”) calendared oral arguments for the appeal—which challenges United States District Court for the Southern District of New York’s granting the FirstFire Parties’ motion to dismiss—for the week of December 11, 2023.

On October 12, 2023, the Second Circuit scheduled oral arguments for the appeal on December 13, 2023.

The Company remains committed to actively litigating its claims for relief under the Securities Exchange Act of 1934 and Racketeer Influenced and Corrupt Organizations Act.

DarkPulse, Inc. v. EMA Financial, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company settled a dispute with EMA Financial, LLC (“EMA”), EMA Group, Inc. (“EMA Group”), and Felicia Preston (“Preston”) (EMA, EMA Group, and Preston together, the “EMA Parties”). Accordingly, there are no material updates for this matter.

DarkPulse, Inc. v. Brunson Chandler & Jones, PLLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company remains in active litigation with Brunson Chandler & Jones, PLLC (“Brunson Firm”), and Lance B. Brunson (“Brunson,” and together with the Brunson Firm, the “Brunson Parties”).

The Company remains committed to litigating its claims and affirmative defenses against the Brunson Parties.

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company—alongside two other plaintiffs, Social Life Network, Inc. and Redhawk Holdings Corp. —remains in active litigation with Crown Bridge Partners, LLC, Soheil Ahdoot, and Sepas Ahdoot (“Crown Bridge Defendants”). The following discloses the material updates for this matter.

On September 29, 2023, the United States District Court for the Southern District of New York granted the Crown Bridge Defendants’ motion to dismiss.

On October 24, 2023, the Company, alongside Social Life Network, Inc. and RedHawk Holdings Corp., appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Briefing has not yet been scheduled for this appeal.

The Company remains committed to actively litigating its Racketeer Influenced and Corrupt Organizations Act claims against the Crown Bridge Defendants.

Benner et al v. DarkPulse, Inc. et al

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company and its CEO, Dennis O’Leary (together with the Company, the “DPLS Defendants”), remain in active litigation with J. Merlin Benner, Phillip J. Benner, Benjamin P. Benner, Jonas M. Benner, and Angelica M. Benner (collectively, the “Benner Parties”) in the United States District Court for the Southern District of Texas. The following discloses the material updates for this matter.

On June 30, 2023, the DPLS Defendants filed their answer to the Benner Parties’ complaint, wherein they interposed numerous affirmative defenses. The parties have since began conducting discovery in this matter.

The Company remains committed to actively litigating its affirmative defenses to the Benner Parties’ claims.

GS Capital Partners, LLC v. DarkPulse, Inc.

As disclosed in greater detail in the Company’s Form 10-Q, filed September 22, 2023, the Company was sued by GS Capital Partners, LLC (“GS Capital”) in the Supreme Court for New York County. The following discloses the material updates for this matter.

On or about September 27, 2023, the Company and GS Capital confidentially settled the dispute. On or about October 3, 2023, the parties filed a stipulation with the court to vacate the judgment entered against the Company and in favor of GS Capital, vacate the motion filed by the Company, and discontinue the action.

On or about October 9, 2023, the court vacated the judgment. The parties are currently waiting for the court to dismiss the action.

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

During the nine months ended September 30, 2023 and 2022, certain executives of the Company received $120,000 and $0, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both September 30, 2023 and December 31, 2022, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both September 30, 2023 and December 31, 2022, the outstanding balance was $135,500.

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

As of September 30, 2023 and December 31, 2022, the Company’s $1,500,000 investment in GSD was accounted for as cost.

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC.  The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of September 30, 2023 and December 31, 2022, the outstanding note receivable was $1,612,565 and $1,049,248, respectively.

As of September 30, 2023 and December 31, 2022, the Company has $948,362 and $318,025, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $120,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to period end, the Company issued 88,888,888 shares to a third party in exchange for cash in accordance with its equity agreement.

On September 29, 2023, the Company entered into a convertible note for a principal of $57,750, which was funded on October 4, 2023. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%. The Company has reserved a sufficient number of shares of common stock for issuance upon full conversion of the note in accordance with the terms.

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

Change in Ownership in Previously Consolidated Subsidiary Results in Deconsolidation in the Current Period

On June 28, 2023, the county court at Portsmouth, England made a winding up order raised by a (non-related party) creditor against the Company's subsidiary Optilan (UK) Limited. The subsidiary on that date ceased conducting further business and the director’s powers terminated. The consolidation of subsidiaries owned by Optilan (UK) Limited was no longer under its control as defined by ASC 810 (Consolidation). This compulsory liquidation resulted in a combined “Loss on Deconsolidation” of Optilan (UK) Limited and its subsidiaries in the amount of $1,642,795.

The subsidiaries of Optilan (UK) Limited are solvent and continue to operate. The Company will retain no measurable residual value nor direct or indirect investment in Optilan, its subsidiaries or its assets. The Company will have no continuing involvement with Optilan (UK) Limited, including its subsidiaries, and will not be owned or controlled by any related party of the Company.

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

Quarter Ended September 30 Accounting Analysis

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

Below is a table of all puts made by the Company under the 2023 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
9/5/2023	100,000,000	100,000	$0.001000	100,000
	316,416,267	$914,558		$791,684

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $19,915,940 and $18,375,506 during the nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $4,066,096 and $19,456,701, respectively. As of September 30, 2023, the Company’s current liabilities exceeded its current assets by $18,527,365 and has an accumulated deficit of $65,649,298. As of September 30, 2023, the Company had $64,892 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

For the three and nine months ended September 30, 2023, total revenues were $82,071 and $2,032,673 compared to $1,431,104 and $7,884,480 for the three and nine months ended September 30, 2022. The decreases were primarily due to the Optilan (UK) liquidation and lower revenues achieved by Wildlife and Remote given capital and resources restraints.

Cost of Revenues and Gross Margin

For the three and nine months ended September 30, 2023, cost of revenues was $3,005 and $2,414,645 compared to $5,804,875 and $12,119,352 for the nine months ended September 30, 2022. The decrease was attributable to the Optilan (UK) Limited liquidation and lower revenues from Remote Intelligence and Wildlife Specialists.

Gross profit (loss) for the nine months ended September 30, 2023 was ($381,972) compared to ($4,234,872) for the nine months ended September 30, 2022. During 2022, it was realized that certain fixed price quoted contracts, with design and execution issues, prolonged the completion of the projects. This resulted in significant excess costs related to labor, subcontractor, and material costs. The Company has adequately reserved for these costs through completion of the projects in the third quarter of 2023. Unfortunately, there was very little foresight into the magnitude of the loss. The Company believes that this is not a recurring issue with Optilan and/or its business model. The Company has undertaken internal procedures during its bid process to assure that such practices will not occur in the future.

Operating Expenses

Selling, general and administrative expenses for three and nine months ended September 30, 2023 decreased by $1,211,822 and $1,779,060, respectively. The decrease primarily consisted of decrease in advertising costs, insurance and information technology expenses.

Salaries, wages and payroll taxes for three and nine months ended September 30, 2023 decreased by $1,506,908 and $2,729,044, respectively. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

As of September 30, 2023, the Company recorded a bad debt provision of $2,433,963, primarily pertaining to the Optilan UK Liquidation.

Professional fees for the three months ended September 30, 2023 decreased by $1,511,499 for the three months ended September 30, 2022 and Professional fees for the nine months ended September 30, 2023 decreased by $1,323,813 for the nine months ended September 30, 2022, as Optilan operations ceased.

During the three and nine months ended September 30, 2023, the Company recorded a gain on forgiveness of debt of $0 and $106,794.

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,925,137 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $6,568,877. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of September 30, 2023.

Depreciation and amortization for three months ended September 30, 2023 and 2022 was $44,502 and $597,970, respectively.

Other Income (Expense)

For the three months ended September 30, 2023, we had other expenses of $(521,352) compared to other income of $896,585 for the three months ended September 30, 2022. The increase in other expenses was primarily due to interest expense and foreign currency exchange rate variance in 2023.

For the nine months ended September 30, 2023, we had other expenses of $(2,332,234) compared to other expenses of $(128,578) for the nine months ended September 30, 2022. The increase in other expenses was primarily due to loss on deconsolidation in 2023.

Net Loss

As a result of the above, we reported a net loss of $998,576 and $8,805,668 for the three months ended September 30, 2023 and 2022, respectively.

As a result of the above, we reported a net loss of $19,915,940 and $18,375,506 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the nine months ended September 30, 2023, we had $3,090,717 in cash proceeds from our equity financings compared to $23,794,275 in 2022.

As of September 30, 2023, we had cash of $64,892 compared to $2,060,332 as of December 31, 2022. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of September 30, 2023, our current liabilities exceeded our current assets by $18,527,365.

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

During the nine months ended September 30, 2023, net cash used by operating activities was $4,066,096 resulting from our net loss of $19,915,940 partially offset by non-cash charges of $13,322,329 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement. In 2023, we had cash received by our operating assets and liabilities of $2,527,515 primarily driven by decreases in accounts receivable and contract assets and increases in accounts payable.

During the nine months ended September 30, 2022, net cash used by operating activities was $19,456,701, resulting from our net loss of $18,375,506, partially offset by non-cash charges of $797,166. In 2022, we had cash used in our operating assets and liabilities of $1,878,361 primarily due to increases in accounts receivable and contract assets partially offset by increases in accounts payable and contract liabilities.

Cash Flows From Investing Activities

During the nine months ended September 30, 2023, we had net cash used in investing activities of $1,409,128, including $563,317 in notes and $630,337 in advances to related party, as well as our joint venture investment of $113,124 and purchase of property and equipment of $102,350.

During the nine months ended September 30, 2022, we had net cash used in investing activities of $594,310 due to $64,980 in deposits and purchase of property and equipment of $529,330.

Cash Flows From Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $3,090,717 which was primarily comprised of proceeds from the sale of common stock of $3,067,764 and proceeds from the issuance of convertible notes $50,000, less net repayments of loans of $27,047.

During the nine months ended September 30, 2022, net cash provided by financing activities was $23,794,275, comprised of proceeds from the sale of common stock from offering of $23,794,275.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2023. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the 2023 EFA during the quarter ended September 30, 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
7/3/2023	51,442,308	$274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
9/5/2023	100,000,000	100,000	$0.001000	100,000
	180,036,058	$465,558		$442,114

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $39,843 in sales commissions paid to J.H. Darbie & Co., Inc. pursuant to the 2023 EFA.

On September 5, 2023 the Company issued to Brian Dodd 100,000 shares of Common Stock for total consideration of $100,000.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no sales commissions paid in connection with the sale of the shares.

On August 7, 2023, the Company issued a convertible note to 1800 Diagonal Lending, LLC for a principal of $57,750.

On September 29, 2023, the Company entered into a convertible note for a principal of $57,750, which was funded on October 4, 2023. The note bears interest at a rate of 10% per annum and matures after one year.

The notes above were sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no sales commissions paid pursuant to this transaction and general solicitation was not used in connection with the offers and sales of the note.

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

DarkPulse, Inc.

Date: November 15, 2023	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

