Form 10-K
period 2023-12-31
DarkPulse, Inc.
filed 2024-07-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2023 was approximately $40,283,509. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of July 15, 2024, was 8,961,842,234.

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

Organization

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

University of New Brunswick

In December 2010, DPTI entered into an Assignment Agreement with the University, pursuant to which the University sold, transferred, and assigned to us Patents in exchange for the issuance of a debenture to the University in the amount of C$1,500,000 (Canadian dollars).  In April 2017, DPTI issued the Debenture. The Patents and the Debenture were initially recorded in our accounts at $1,491,923, based upon the exchange rate between the U.S. dollar and the Canadian dollar on December 16, 2010, the date of the original debenture. In addition to the repayment of principal and interest, the Debenture requires DPTI to pay the University a 2% royalty on sales of any and all products or services which incorporate the Patents for a period of five years commencing on April 24, 2018, as well as to reimburse the University for its patent-related costs.

On February 1, 2024, our board of directors approved entering into the Amendment No. 01 to Convertible Debenture (Secured) Term Debenture with the University pursuant to which, effective January 17, 2024, section (c) of the recitals of the Convertible Debenture (Secured) Term Debenture effective April 24, 2017 was amended to the following:

“(c) the date that is seven (7) years from the Issue Date; or”

Section 3.1 of the Debenture is amended to the following:

3.1 Payback on the Principal Sum will commence over a four (4) year period upon the earlier of the following (each a “Payback Period”): (a) three (3) years following the Payor achieving a positive earnings before interest, taxes, depreciation and amortization for two (2) consecutive quarters; or (b) the date that is seven (7) years from the Issue Date.

Section 3.2 of the Debenture is amended to the following:

“3.2 The Payor shall be required to pay the Payee, in quarterly installments over a four (4) year period commencing from the start of the Payback Period, the following:

(a) Ninety-Three Thousand Seven Hundred and Fifty Canadian Dollars ($93,750.00 CDN); and

(b) interest accrued on the Principal Sum on a declining balance; and

(c) all costs associated with protecting the Technology.”

Our Operating Units

The Company’s subsidiaries consist of Remote Intelligence, LLC, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, LLC, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

On December 1, 2023, we entered into the Sale Agreement with Optilan (UK) Limited (in liquidation) incorporated and registered in England and Wales with company number 02715788, and Colin Hardman, Christopher Allen and Gregory Andrew Palfrey, as joint liquidators of the Optilan all of Evelyn Partners LLP. Under thea, we intended to purchase from Optilan for $65,000 all right, title, and interest in the following: (1) shares in Optilan India PVT (India), (2) shares in Optilan Communications & Security Systems Ltd (Turkey), and (3) the “Applicable Intellectual Property Rights,” as defined in the agreement. The closing of this agreement never occurred and Optilan India PVT (India) and Optilan Communications & Security Systems Ltd (Turkey) were never acquired by us.

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

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview was scheduled for July 18, 2023.

On July 18, 2023, the interview was held between the Official Receiver’s Office (“OR”) and the CEO at time of dissolution. The OR office requested a list of assets, bank account information and amounts along with any contracts held by Optilan (UK) Limited to begin the liquidation process.

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims against Optilan (UK) Limited as of July 15, 2024 and Evelyn Partners continue to liquidate the company’s assets.

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

Global System Dynamics, Inc.

On December 14, 2022, we entered into a Business Combination Agreement (the “BCA”) by, between, and among our company, Global System Dynamics, Inc., a Delaware corporation (“GSD”), and Zilla Acquisition Corp, a Delaware corporation and wholly owned subsidiary of GSD (the “Merger Sub”). Pursuant to the terms of the BCA, a business combination between us and GSD will be effected through the merger of Merger Sub with and into DarkPulse, with DarkPulse surviving the merger as a wholly owned subsidiary of GSD).

On August 8, 2023, we entered into Amendment No. 1 to the BCA pursuant to which the “Termination Date,” as defined in the BCA was amended from “August 9, 2023” to “February 9, 2024.” No other changes were made to the BCA.

On January 23, 2024, the BCA was terminated by mutual consent of the parties thereto. Although, as the Sponsor of GSD, the Company still owns all of the issued and outstanding shares of Class B Common Stock of GSD, all legal rights the Company had under the BCA have been terminated.

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

__________

[1] https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html

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

Government Regulation

Government regulation is not of significant concern for our business nor is government regulation expected to become an impediment to the business in the near- or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on our business. Our management believes it currently possesses all requisite authority to conduct our business as described in this report.

Employees

As of July 15, 2024, we had three full-time employees and no part-time employees.

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

RISKS RELATED TO OUR BUSINESS

Our former wholly-owned subsidiary, Optilan (UK) Limited, is in liquidation. As an unsecured creditor, we are at risk of losing significant repayment obligations due from Optilan (UK) Limited.

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

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview was scheduled for July 18, 2023.

On July 18, 2023, the interview was held between the OR and the CEO at time of dissolution. The OR office requested a list of assets, bank account information and amounts along with any contracts held by Optilan (UK) Limited to begin the liquidation process.

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims as of April 16, 2024 against Optilan (UK) Limited and Evelyn Partners continue to liquidate the company’s assets.

We are an unsecured creditor of Optilan (UK) Limited and are at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. We have approximately $19.4 million intercompany payables due from Optilan (UK), which will increase our liabilities for any obligations not repaid. We expect the remaining assets held by Optilan (UK) Limited to be fully impaired and reported as Loss on Deconsolidation during the second quarter of 2023 as a result of the winding-up order for liquidation. We are still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on our continued operations and ability to meet future obligations. In the event we lose the repayment obligations of Optilan (UK) Limited, our financial condition could be materially adversely effected.

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

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	Potential difficulties in completing projects associated with in-process research and development intangibles;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Use a substantial portion of our cash resources or incur debt;

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

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

We believe that material weaknesses exist in our internal control over financial reporting as of December 31, 2023, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the Securities and Exchange Commission (the “SEC”). We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

Our only existing commitment for financing is pursuant to Equity Financing Agreement with GHS Investments LLC but our ability to make puts is subject to certain conditions which may limit our ability to make puts or the amount of each put. In the event we are unable to make puts or obtain other commitments for financing, our business will fail.

On July 10, 2023, we entered the Second Amended Equity Financing Agreement with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 12 months. On January 30, 2024, we and GHS entered into the Amendment No. 1 to the EFA pursuant to which the Contract Period was amended to 24 months.

The EFA grants us the right, from time to time at our sole discretion (subject to certain conditions) during the Contract Period (as defined in the EFA), to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least five Trading Days (as defined in the EFA) have passed since the most recent Put. No Put will be made in an amount less than $10,000 or greater than $1,000,000. In no event is the Company entitled to make a Put or is GHS entitled to purchase that number of shares of Common Stock of the Company, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act 1934, as amended (the “Exchange Act”)), by GHS, would exceed 4.99% of the number of shares of Common Stock outstanding on such date, as determined in accordance with Rule 13d-1(j) of the Exchange Act. The purpose of the limitation is to prevent GHS from controlling the Company so that is it not an “affiliate,” as defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The beneficial ownership limitation does not prevent GHS from selling some or all of the shares it acquires and then acquiring additional shares so that it is able to sell shares in excess of the 4.99% beneficial ownership limitation while never holding more than 4.99% of our outstanding shares. From August 2021 until February 9, 2024, GHS has purchased and sold 2,272,007,223 and 2,055,590,956 shares of our Common Stock, respectively.

Due to these limitations, we may be unable to make Puts sufficient to finance our business operations. In the event we are unable to make Puts or obtain other commitments for financing, our business will fail.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports (from two separate independent registered public accounting firms) on our audited financial statements for the years ended December 31, 2023 and 2022, each indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

We could experience significant fluctuations in our quarterly operating results due to a number of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•	a change in the volume of our customers use of our products and services and generally;

•	planned and unplanned increases in marketing, sales and other operating expenses that we may incur to grow and expand our customer base and operations, and to remain competitive;

•	the success, or lack of success, in new marketing approaches we have recently undertaken or plan to undertake, which have not been previously or fully tested;

•	the continued market acceptance of our products and services in a highly competitive environment;

•	system disruptions, outages and other performance problems or interruptions on our products and technology, or breaches of data or system security, including ransomware or other major cyber-attacks, which, if extended or severe, may harm our credibility and reputation in the market;

•	our failure to provide adequate customer service;

•	our ability to successfully, and in a timely manner, continue development, improvement and feature-enhancement of our products and services, including our intellectual property, data analytics, proprietary technology and customer support functions;

•	the timing and success of new product and service introductions, and new product and service features or enhancements, by us and our subsidiaries, or our competitors, or other changes in the competitive landscape of the markets in which we operate;

•	the success of our expansion into new markets, products and services, or ones in which we are in the early stages;

•	changes in the adoption and use of our technologies and the public perception of them;

•	changes in the legislative or regulatory environment, scope or focus of regulatory investigations and inquiries, or interpretations of regulatory requirements, or outright prohibition of certain activities;

•	disputes with our customers, adverse litigation and regulatory judgments, enforcement actions, settlements or other related costs and the reputational impact and public perception of such occurrences, including in emerging industries, or emerging components of industries;

•	the timing and amount of non-cash expenses, such as stock-based compensation and asset impairment;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general economic conditions in either domestic or international markets

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

We have not performed a study to determine whether its NOLs are currently subject to Section 382 limitations. We may also experience a future ownership change under Section 382 of the Code that could affect our ability to utilize its NOLs to offset our income.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Exchange Act which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent reselling of shares and may cause the price of the shares to decline.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Volatility of Stock Price.

Our common shares are currently quoted on the OTC Markets under the symbol “DPLS.” In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2024 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. The Company does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that the Company will not be damaged by the exploitation of its cybersecurity vulnerabilities.

During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

ITEM 2.	PROPERTIES

On August 15, 2021 the Company entered into an updated Commercial Lease Agreement with the lessor for the lease of 2640 West Medtronic way, Tempe, Arizona 85281. The term of the lease is for 60 months and the monthly rent is $16,000 per month for a total annual rent of $192,000.

On January 31, 2022, we executed a lease for our national headquarters to be located at 815 Walker Street, Suite 1155, Houston, Texas 77002. We occupy approximately 4,224 sq. ft., in the Mellie Esperson Building. The lease term is for 10 years commencing March 1, 2022.

ITEM 3.	LEGAL PROCEEDINGS

Carebourn Capital, L.P. v. DarkPulse, Inc.

On or about January 29, 2021, Carebourn Capital, L.P. (“Carebourn”) commenced an action against the Company in Minnesota State Court. Carebourn alleged that the Company was in breach of certain securities purchase agreements and convertible promissory notes sold to Carebourn on or about July 17, 2018 and July 24, 2018.

On or about August 31, 2021, the Company answered Carebourn’s complaint and interposed affirmative defenses, including that Carebourn was an unregistered “dealer,” as such term is defined in the Securities Exchange Act of 1934 (“Exchange Act”) and, therefore, all contracts between the parties arising from or related to the securities purchase agreements and convertible promissory notes sold to Carebourn on or about July 17, 2018 and July 24, 2018 were void pursuant to the Exchange Act. The Company also asserted counterclaims against Carebourn under the Minnesota Securities Act.

On or about April 21, 2023, the State Court ruled in the Company’s favor on its motion for partial summary judgment on its Exchange Act defense, holding that (i) Carebourn is a “dealer” under the Exchange Act in violation of the mandatory registration requirement imposed thereby, and (ii) all contracts between the parties are void.

On or about November 17, 2023, the State Court ruled in the Company’s favor on its motion for summary judgment on its Minnesota Securities Act counterclaims against Carebourn and awarded damages for Carebourn’s violation of Minn. Stat. § 80A.76(d) in the amount of $124,012.91, attorney’s fees in the amount of $239,923.33 and costs in the amount of $23,757.24 (or a total award in the amount of $387,693.48).

On or about March 25, 2024, the Minnesota Appellate Court entered an Order, noting that Minn. R. Civ. App. P. 104.01 provides that appeals must be taken within 60 days of the date of the final judgment and, therefore, it appears that Carebourn failed to timely take its appeal. The Appellate Court requested the parties submit informal briefing in response to two questions: (a) Did the time to appeal the December 27, 2024 amended judgment expire on February 26, 2024; and (b) If the answer to (a) is yes, must this appeal be dismissed as untimely. On or about April 4, 2024, DarkPulse filed its informal briefing in response with the Appellate Court. The Company is currently awaiting a decision from the Appellate Court.

As of the date hereof, Carebourn has refused to voluntarily satisfy the final judgment. Accordingly, the Company intends to exercise all legal rights and remedies available to it to collect the amounts awarded.

DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

More Capital, LLC v. DarkPulse, Inc. et al

On or about June 29, 2021, More Capital, LLC (“More”) commenced an action against the Company in Minnesota State Court. More alleged that the Company was in breach of a certain securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018.

On or about September 3, 2021, the Company answered More’s complaint and interposed affirmative defenses, including that More was an unregistered “dealer,” as such term is defined in the Exchange Act and, therefore, all contracts between the parties arising from or related to the securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018 were void pursuant to the Exchange Act. The Company also asserted counterclaims against More under the Minnesota Securities Act.

On or about December 11, 2023, the Minnesota State Court ruled in the Company’s favor on its motion for summary judgment on its (a) Exchange Act defense, holding that (1) More is a “dealer” under the Exchange Act in violation of the mandatory registration requirement imposed thereby, and (ii) all contracts between the parties are void, and (b) Minnesota Securities Act counterclaims against More and awarded damages for More’s violation of Minn. Stat. § 80A.76(d) in the amount of $300,809.39, attorney’s fees in the amount of $110,029.00 and costs in the amount of $210.25 (or a total award in the amount of $412,048.64).

On or about March 25, 2024, the Minnesota Appellate Court entered an Order, noting that Minn. R. Civ. App. P. 104.01 provides that appeals must be taken within 60 days of the date of the final judgment and, therefore, it appears that More failed to timely take its appeal. The Appellate Court requested the parties submit informal briefing in response to two questions: (a) Did the time to appeal the December 27, 2024 amended judgment expire on February 26, 2024; and (b) If the answer to (a) is yes, must this appeal be dismissed as untimely. On or about April 4, 2024, DarkPulse filed its informal briefing in response with the Appellate Court. The Company is currently awaiting a decision from the Appellate Court.

As of April 1, 2024, the final judgment had not yet been satisfied by More, nor had a judgment been entered that stayed enforcement of that judgment. Accordingly, the Company took actions to enforce and collect the judgment including, inter alia, serving garnishment summons on More’s banks.

As of the date hereof, More has refused to voluntarily satisfy the final judgement. Accordingly, the Company intends to exercise all legal rights and remedies available to it to collect the amounts awarded.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On or about May 20, 2022, Carebourn and More (together with Carebourn, the “Noteholders”) commenced an action against the Company, certain members of the Company’s executive team and board of directors and Standard Registrar and Transfer Company, Inc., the Company’s transfer agent, in the United States District Court for the District of Utah. The Noteholders’ complaint alleged various causes of action arising from certain securities purchase agreements and convertible promissory notes the Company sold to the Noteholders.

On or about November 23, 2022, the Company and the members of the Company’s executive team and board of directors named in this action moved to dismiss the Noteholders’ complaint.

On or about February 21, 2023, the Court granted the Company’s motion to dismiss in part and stayed the action pending resolution of the motion for summary judgment brought by the U.S. Securities and Exchange Commission against Carebourn in the United States District Court for the District of Minnesota.

On or about November 1, 2023, the Noteholders moved to dismiss the action.

On or about November 2, 2023, the Company moved for sanctions against the Noteholders and their counsel of record.

On or about December 4, 2023, the Court entered an order granting dismissal of the Noteholders’ claims with prejudice. The Court acknowledged that notwithstanding its dismissal of the Noteholders’ claims, the Court continues to retain jurisdiction over the Noteholders because of DarkPulse’s pending motion for sanctions against the Noteholders and their attorneys.

On May 22, 2024, the Court scheduled oral arguments on the Company’s sanction motion on July 2, 2024 and the oral arguments were held. The Court has yet to render a decision.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

On or about December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC (“FirstFire”) and its control person, Eli Fireman (“Fireman,” and together with FirstFire, the “FirstFire Defendants”), in the United States District Court for the Southern District of New York.

On or about May 5, 2022, the Company amended its complaint against the FirstFire Defendants. The amended complaint alleges that the FirstFire Defendants were liable to the Company for rescission of certain convertible promissory notes and transitions effected thereunder and damages pursuant to the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

On or about January 17, 2023, the Court granted the FirstFire Defendants’ motion to dismiss the Company’s operative pleading. Later on the same day, the Company appealed the Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

Oral arguments were held before the Second Circuit on the Company’s appeal on December 11, 2023.

On March 28, 2024, the Second Circuit issued its decision and found that the District Court (a) properly found that the Delaware forum-selection clause was enforceable but, thereafter, (b) improperly made a ruling on the merits of the Company’s claims for relief. As a result, the Second Circuit affirmed the District Court’s decision in part, vacated in part and remanded the case back to the District Court for transferring to the United States District Court for the District of Delaware.

As of the date hereof, this action has not yet transferred to the Delaware Court. The Company remains committed to actively litigating its claims for relief under RICO.

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On or about September 23, 2022, the Company, Social Life Network, Inc. and Redhawk Holdings Corp. commenced an action against Crown Bridge Partners, LLC (“Crown Bridge”) and its control persons, Soheil Ahdoot and Sepas Ahdoot (collectively, the “Crown Bridge Defendants”) in the United States District Court for the Southern District of New York. The complaint alleges that the Crown Bridge Defendants are liable to each of the plaintiffs for damages pursuant to RICO.

On or about September 29, 2023, the Court granted the Crown Bridge Defendants’ motion to dismiss the plaintiffs’ complaint.

On October 23, 2023, the plaintiffs appealed the Court’s decision to the Second Circuit.

As of the date hereof, the appeal is fully briefed.

The Company remains committed to actively litigating its claims for relief under RICO.

In addition to the foregoing Legal Proceedings, we are also actively investigating potential legal claims, including but not limited to stock fraud, market manipulation, and/or defamation, against certain Twitter accounts, websites, and social media channels. The investigation is ongoing and should potential claims be identified, we will evaluate commencing formal litigation proceedings.

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

Our Common Stock is currently quoted on the OTC Markets, which is sponsored by OTC Markets Group, Inc. The OTC Markets is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Markets under the symbol “DPLS.”

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2024	High	Low
First Quarter	$0.0130	$0.0008
Second Quarter	$0.0053	$0.0008

2023	High	Low
First Quarter	$0.0108	$0.0032
Second Quarter	$0.0120	$0.0030
Third Quarter	$0.0054	$0.0014
Fourth Quarter	$0.0022	$0.0008

2022	High	Low
First Quarter	$0.0890	$0.0252
Second Quarter	$0.0589	$0.0190
Third Quarter	$0.0455	$0.0189
Fourth Quarter	$0.0230	$0.0078

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

The number of shareholders of record of the Company's common stock as of April 16, 2024 was approximately 954. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

We have not paid any cash dividends to date and we do not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of our business.

Equity Compensation Plan Information

As of December 31, 2023, there were no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, there were no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of Regulation S-K of shares or other units of any class of our equity securities that are registered by us pursuant to section 12 of the Exchange Act.

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at December 31, 2023, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview was scheduled for July 18, 2023.

On July 18, 2023, the interview was held between the Official Receiver’s Office (“OR”) and the CEO at time of dissolution. The OR office requested a list of assets, bank account information and amounts along with any contracts held by Optilan (UK) Limited to begin the liquidation process.

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims against Optilan (UK) Limited and Evelyn Partners continue to liquidate the company’s assets.

The Company is an Unsecured creditor of Optilan (UK) Limited and is at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. The Company has approximately $19.4 million intercompany payables due from Optilan (UK), which will increase the Company liabilities for any obligations not repaid. The Company expects the remaining assets held by Optilan (UK) Limited to be fully impaired during the second quarter of 2023 as a result of the winding-up order for liquidation. At the time of this filing the Company is still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on the Company’s continued operations and ability to meet future obligations.

Year Ended December 31, 2023 Accounting Analysis

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,422,457 may not be collectible pursuant to Optilan Liquidation. The Company recorded a bad debt provision for this amount.

As a result of Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $ 2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $ 1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of December 31, 2023.

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

On April 28, 2023 we entered an Equity Financing Agreement, which was superseded by the Amended Equity Financing Agreement dated June 13, 2023, which was then superseded by the Second Amended Equity Financing Agreement dated July 10, 2023, as amended (the “EFA”), and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

The Registration Rights Agreement provides that we shall (i) use our best efforts to file with the SEC a registration statement within 15 days of the date of the Registration Rights Agreement; and (ii) have the registration statement declared effective by the SEC within 30 days after the date the registration statement is filed with the SEC, but in no event more than 90 days after the registration statement is filed.

Below is a table of all puts made by the Company under the EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/28/2023	91,796,875	$235,000	$0.002560	$208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
11/14/2023	18,997,442	25,180	$0.001325	22,392
11/22/2023	29,685,620	34,717	$0.001169	31,262
12/1/2023	51,275,586	47,973	$0.000936	43,590
12/11/2023	87,136,216	108,019	$0.001240	99,433
12/27/2023	67,522,014	57,909	$0.000858	52,830
	471,033,145	$1,088,356		$941,191

Prior to the sales being made, GHS agreed to purchase the shares without an effective registration statement in place, and, as such, the shares were restricted.

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $21,723,043 and $35,517,505 during the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $(5,653,215) and $(21,738,542), respectively. As of December 31, 2023, the Company’s current liabilities exceeded its current assets by $18,126,281 and has an accumulated deficit of $67,376,221. As of December 31, 2023, the Company had $11,912 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

Results of Operations

For the Years Ended December 31, 2023 and 2022

Revenues

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

For the year ended December 31, 2023, total revenues were $2,020,971 compared to $9,100,255 for the year ended December 31, 2022, a decrease of $7,079,284. The decrease was primarily due to lower revenues achieved by Optilan, Wildlife, Remote and TJM Electronics West, Inc given capital and resources restraints. The breakdown of revenues by entity for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended
	2023	2022
Optilan	$1,583,435	$7,514,687
Wildlife	–	842,811
TJM	329,400	560,406
Remote Intelligence	–	140,490
TerraData	82,639	41,861
DarkPulse	25,497	–
	$2,020,971	$9,100,255

Cost of Revenues and Gross Margin

For the year ended December 31, 2023, cost of revenues was $2,446,756 compared to $14,543,529 for the year ended December 31, 2022, a decrease of $12,096,773. The decrease was attributable to lower revenues from Optilan, Remote Intelligence, Wildlife Specialists, and TJM Electronics West, Inc.

Gross (loss) profit for the year ended December 31, 2023 was $(425,785) with a gross profit of (21)% compared to $(5,443,274) for the year ended December 31, 2022 with a (60)% gross margin.

Operating Expenses

Selling, general and administrative expenses for year ended December 31, 2023 decreased by $2,932,841, or 59%, to $2,033,861 from $4,966,702 for the year ended December 31, 2022. The decrease primarily consisted of decreases in advertising costs, insurance and information technology expenses of operations that have been shuttered.

Salaries, wages and payroll taxes for year ended December 31, 2023 decreased by $4,827,266, or 65%, to $2,630,225 from $7,457,491 for the year ended December 31, 2022. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Professional fees for the year ended December 31, 2023 decreased by $608,454, or 16%, to $3,109,717 from $3,718,171 for the year ended December 31, 2022 due to decreased audit and legal fees in 2023.

Depreciation and amortization for year ended December 31, 2023 decreased by $1,045,258, or 67%, to $523,147 from $1,568,405 for the year ended December 31, 2022. This decrease is primarily due to the sale of some subsidiary property, plant and equipment.

During the year ended December 31, 2023 and 2022, the Company recorded $6,948,350 and $12,222,598, respectively, in impairment on the Company’s goodwill and intangible assets.

During the year ended December 31, 2023 and 2022, the Company recorded $5,248,218 and $0, respectively, in bad debt expense.

During the year ended December 31, 2022, the Company recorded a gain on forgiveness of payables of ($312,685).

Other Income (Expense)

For the year ended December 31, 2023, we had other expense of ($803,740) compared to other expense of ($453,549) in 2022. The increase is due to the loss on deconsolidation of ($1,642,146) partially offset by a $1,484,799 gain on forgiveness of debt.

Net Loss

As a result of the above, we reported a net loss of $21,723,043 and $35,517,505 for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the year ended December 31, 2023, we had $ 3,297,272 in cash proceeds from our equity financings compared to $24,276,308 in 2022.

As of December 31, 2023, we had cash of $11,912 compared to $2,060,332 as of December 31, 2022. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of December 31, 2023, our current liabilities exceeded our current assets by $18,126,281.

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

During the year ended December 31, 2023, net cash used in operating activities was $5,653,214 resulting from our net loss of $21,723,043, partially offset by non-cash charges of $15,517,077 primarily driven by our bad debt expense and goodwill impairment. In 2022, we had cash used in operating activities of $21,738,542 resulting from our net loss of $35,517,505, partially offset by non-cash charges of $13,307,813, including our goodwill impairment.

Cash Flows from Investing Activities

During the year ended December 31, 2023, we had net cash used in investing activities of $215,475, including a joint venture investment of $113,125, and purchase of property and equipment of $102,350.

During the year ended December 31, 2022, we had net cash used in investing activities of $5,045,405, including the issuance of our note receivable and investment with the SPAC totaling $2,549,248, joint venture investment of $103,505 and purchase of property and equipment of $2,074,627.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $3,632,387 which was primarily comprised of proceeds from the sale of common stock of $3,502,272 and proceeds from convertible notes of $145,000 less net repayments of loans of $14,885.

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, issued by the Financial Accounting Standards Board. This ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in the recognition of contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

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

On June 28, 2024, the Board of Directors of Darkpulse, Inc. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023, effective immediately, and dismissed Fruci & Associates II, PLLC (“Fruci”), on June 26, 2024 as the Company’s independent registered public accounting firm.

Fruci never issued an audit opinion on our financial statements, and during the course of their engagement there were no disagreements with Fruci on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of With, would have caused Fruci to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Fruci was engaged as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on his evaluation, Mr. O’Leary concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2023, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	61	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	50	Director

Craig Atkin	41	Director and Chief Commercial Officer of Optilan

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

Jason Keith, Former CEO, Optilan – On July 4, 2023, Optilan (UK) received an official letter that all employees’ contracts were terminated as of June 28, 2023. At that time Mr. Keith’s tenure as CEO of Optilan expired.

Legal Proceedings

Besides the disclosure below, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

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

On July 3, 2023, Optilan (UK) Limited received a letter from The Insolvency Service, an executive agency sponsored by the Department for Business and Trade located in the U.K. Pursuant to the letter of The Insolvency Services, the Company was required to provide information relating to Optilan (UK) Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of Optilan (UK) Limited for the benefit of creditors. The interview was scheduled for July 18, 2023.

On July 18, 2023, the interview was held between the Official Receiver’s Office (“OR”) and the CEO at time of dissolution. The OR office requested a list of assets, bank account information and amounts along with any contracts held by Optilan (UK) Limited to begin the liquidation process.

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims against Optilan UK Ltd as of April 16, 2024 and Evelyn partners continue to liquidate the company’s assets.

We are an unsecured creditor of Optilan (UK) Limited and are at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. We have approximately $19.4 million intercompany payables due from Optilan (UK), which will increase our liabilities for any obligations not repaid. We expect the remaining assets held by Optilan (UK) Limited to be fully impaired and reported as Loss on Deconsolidation during the second quarter of 2023 as a result of the winding-up order for liquidation. We are still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on our continued operations and ability to meet future obligations.

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

We are not aware of any common stock transactions during the year ended December 31, 2023 for which either Forms 3, 4, or 5 were required to be filed.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation for Named Executive Officers

The following table shows the executive compensation paid to our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year Ended Dec 31,	Salary		Total
Dennis O’Leary	2023	$165,000	(1)	$137,500
Chairman/CEO and Director	2022	$270,000		$270,000

(1)	All of this amount was accrued and unpaid.

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

Summary Compensation for Directors

The following table shows the executive compensation paid to our directors (excluding named executive officers) for the year ended December 31, 2023.

Name and Principal Position	Salary		Total
Dr. Anthony Brown, Director	$–		$–
Craig Atkin, Director	$–		$–
Carl Eckel, Director	$10,000	(1)	$10,000

(1)	All of this amount was accrued and unpaid.

Equity Awards

As of December 31, 2023, there were no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 8,152,368,952 (8,152,280,717 common plus 88,235 preferred) shares as of April 16, 2024. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of April 16, 2024. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 815 Walker Street, Suite 1155, Houston, Texas 77002.

Name and Position	Shares of Common Stock Owned	Shares of Series D Preferred Stock Owned(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership
Dennis O’Leary, CEO and Director	–	67,647	135,294	*
Dr. Anthony Brown, Director	–	5,882	11,764	*
Craig Atkin, Director	–	–	–	–
Bill Bayliss, CEO, Optilan	–	–	–	–
Total named executive officers, executive officers, and directors (four persons)	–	73,529	147,058	*

*Less than 1%

(1)	Each share of Series D Preferred Stock is convertible, at the option of the holder, into two shares of our Common Stock.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC, and related other services that were provided by Boyle CPA (“Boyle”) and Mazars USA LLP (“Mazars”), our previous independent registered public accounting firms, and Fruci & Associates II, PLLC (“Fruci”), our current independent registered public accounting firm, in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to Urish, Mazars, and Fruci for professional services rendered for the years ended December 31, 2023 and 2022, respectively.

Service	2023	2022
Audit Fees	$519,183	$286,641
Audit-Related Fees	–	–
Total	$591,183	$286,641

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2023 and 2022.

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

The Board of Directors pre-approved 100% of the Company’s 2023 and 2022 audit fees, audit-related fees and all other fees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018	8-K	000-18730	2.1	5/1/18
2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018	8-K/A	000-18730	2.1	7/13/18
2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018	8-K	000-18730	2.1	8/21/18
3.1	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation	10-KSB	000-18730	3.01	6/20/97
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	000-18730	3.1	7/24/18
3.3	Certificate of Amendment to Certificate of Incorporation filed February 5, 2019	10-K	000-18730	3.05	4/15/21
3.4	Certificate of Amendment to Certificate of Incorporation filed February 20, 2020	10-K	000-18730	3.06	4/15/21
3.5	Bylaws	10-KSB	000-18730	3.02	6/20/97
3.6	Amended Bylaws	10-KSB	000-18730	3.03	3/29/01
3.7	Certificate of Designation for Series A Preferred Stock dated June 22, 2022	8-K	000-18730	3.1	6/23/22
3.8	Certificate of Amendment for Series A Preferred Stock filed December 2, 2022	8-K	000-18730	3.1	12/8/22
3.9	Certificate of Correction for Certificate of Amendment For Series A Preferred Stock filed December 8, 2022	8-K	000-18730	3.2	12/8/22
3.10	Certificate of Designation of Series D Preferred Stock	8-K	000-18730	3.2	7/24/18
3.11	Certificate of Amendment for Series D Preferred Stock filed December 23, 2021	8-K	000-18730	3.01	12/27/21
3.12	Certificate of Amendment for Series D Preferred Stock filed December 2, 2022	8-K	000-18730	3.3	12/8/22

10.1	Assignment Agreement with the University of New Brunswick, Canada	10-K	000-18730	10.05	4/15/21
10.2	Convertible Debenture (Secured) Issued April 24, 2017	10-K	000-18730	10.06	4/15/21
10.3	Amendment No. 01 to Convertible Debenture (Secured) Term Debenture dated January 17, 2024 with the University of New Brunswick, Canada					X
10.4	Finder’s Fee Agreement dated January 8, 2021 with J.H. Darbie & Co., Inc.	10-Q	000-18730	10.1	5/17/21
10.5	Securities Purchase Agreement dated as of April 26, 2021 with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.1	8/16/21
10.6	Registration Rights Agreement dated April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.2	8/16/21
10.7	Membership Interest Purchase Agreement dated August 30, 2021 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.9	11/15/21
10.8	Membership Purchase Agreement dated August 24, 2022 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.2	11/4/22
10.9	Membership Interest Purchase Agreement dated August 30, 2021 with Wildlife Specialists, LLC	10-Q	000-18730	10.10	11/15/21
10.10	Membership Purchase Agreement dated August 24, 2022 with Wildlife Specialists, LLC	10-Q	000-18730	10.3	11/4/22
10.11	Stock Purchase Agreement dated September 8, 2021 with TJM Electronics West, Inc.	10-Q	000-18730	10.15	11/15/21
10.12	Membership Purchase Agreement with TerraData Unmanned, PLLC dated effective October 1, 2021	S-1	333-261453	10.48	12/1/21
10.13*	Employment Agreement dated effective April 1, 2022 with Dennis O’Leary	10.2	000-18730	10.2	8/10/22
10.14	Exclusive Commercial Agency Agreement dated July 27, 2022 with Gulf Automation Services & Oilfield Supplies Company [Gasos] LLC	10-Q	000-18730	10.1	11/4/22
10.14	Purchase Agreement dated October 12, 2022 with Gladstone Sponsor, LLC and Gladstone Acquisition Corp.	10-K	000-18730	10.63	6/23/23
10.16	Assignment, Assumption, Release and Waiver of the Letter Agreement dated October 12, 2022 with Gladstone Sponsor, LLC and Gladstone Acquisition Corp.	10-K	000-18730	10.64	6/23/23
10.17	Joinder to the Registration Rights Agreement dated October 12, 2022 with Gladstone Acquisition Corp.	10-K	000-18730	10.65	6/23/23
10.18	Sale Agreement dated December 1, 2023	S-1	333-276144	10.66	12/18/23
10.19	Equity Financing Agreement dated April 28, 2023 with GHS Investments, LLC	S-1/A	333-276144	10.19	2/9/24
10.20	Amended Equity Financing Agreement dated June 13, 2023 with GHS Investments, LLC	S-1/A	333-276144	10.20	2/9/24
10.21	Second Amended Equity Financing Agreement dated July 10, 2023 with GHS Investments, LLC	S-1/A	333-276144	10.21	2/9/24
10.22	Amendment No. 1 to Second Amended Equity Financing Agreement dated January 30, 2024 with GHS Investments, LLC	S-1/A	333-276144	10.22	2/9/24

16.1	Letter from Boyle CPA Dated January 28, 2022 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/28/22
16.2	Letter from Urish Popeck & Co., LLC Dated January 4, 2023 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/4/23
21.1	List of Subsidiaries	S-1/A	333-276114	21.1	12/18/23
23.1	Consent of Boladale Lawal & Co., independent registered public accounting firm					X
23.2	Consent of Mazars USA LLP, independent registered public accounting firm					X
23.3	Consent of Attorney	S-1/A	333-276114	23.3	2/9/24
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

____________

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: July 15, 2024	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of July 2024.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	July 15, 2024

/s/ Dr. Anthony Brown	Director	July 15, 2024
Dr. Anthony Brown

/s/ Craig Atkin	Director	July 15, 2024
Craig Atkin

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2023 and 2022

and for the Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DARKPULSE, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Darkpulse, Inc (the ‘Company’) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/ (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(67,376,221), net loss of $(21,273,043) and a negative working capital of $(18,126,281). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition:

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

The related audit effort in evaluating management’s judgments in determining revenue recognition for customer agreements up to the date of liquidation required a high degree of auditor judgment

The procedures performed to address the matter included.

•	We gained an understanding of internal controls related to revenue recognition.
•	We evaluated management’s significant accounting policies for reasonableness
•	We Obtained and reviewed revenue contract agreements for each sample selected
•	We check the reasonableness of the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 3 to the consolidated financial statements, the Company has significant operating losses and a working capital deficiency. Furthermore, the company lost majority of its revenue as a result of the discontinuation of the subsidiary (Optilan UK). The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

Impairment:

During the year 2023, the company recognised an impairment loss of $6,948,349 on the balance of Goodwill and other intangible assets recognized on acquisition of Optilan the UK subsidiary company. Management determined that certain events and circumstances occurred that resulted into the liquidation of the subsidiary company (Optilan Uk) as a result, the carrying amount of the Company’s reporting is not recoverable and full impairment was recognised.

Also, during the year, company recognized bad debt expenses of $5,248,218 as a result of impairment on trade and other receivables from which a material amount of $2,422,457 is the effect of doubt on the recoverability of the account receivables from Optilan (UK) customers due to the liquidation.

We considered the computation of the impairment charged on Goodwill and other intangible assets and bad debt written off on account receivables as a critical audit matter because it required an estimation and significant judgement by management.

The procedures performed to address the matter included.

•	We reviewed the company impairment assessment memo
•	We reviewed the primary events and circumstances that resulted into the liquidation of the subsidiary.
•	We circularized the independent legal advisor and other related parties
•	We inquired from the management about the possibility of contingent liabilities on the disputed contract.
•	We reviewed the bad debt schedule and board approval on bad debt written off.
•	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the impairment.

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

July 15, 2024

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

Fort Washington, PA

June 23, 2023

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,912	$2,060,332
Accounts receivable, net	868,948	2,952,293
Inventory	–	23,825
Due from related party	–	318,025
Prepaid expenses and other current assets	76,185	180,530
Contract assets	–	1,439,844
TOTAL CURRENT ASSETS	957,045	6,974,849

NON-CURRENT ASSETS:
Property and equipment, net	743,282	$1,933,871
Operating lease right-of-use assets	496,685	2,724,226
Patents, net	253,663	267,875
Notes receivable, related party	–	1,049,248
Investment in related party	1,500,000	1,500,000
Joint venture	–	46,724
Goodwill	–	6,462,153
Other assets, net	161,677	689,869
Intangible assets, net	–	390,330
TOTAL NON-CURRENT ASSETS	3,155,307	15,064,296
TOTAL ASSETS	$4,112,352	$22,039,145

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,663,272	$10,736,373
Contract liabilities	–	2,215,212
Loss provision for contracts in progress	–	945,928
Convertible notes, net	120,925	378,263
Notes payable, current	1,923,868	2,000,000
Derivative liability	108,958	306,467
Loan payable, current	570,487	472,700
Loan payable, related party	361,747	361,747
Secured debenture, current	183,208	136,353
Operating lease liabilities - current	80,400	512,373
Other current liabilities	70,461	472,217
TOTAL CURRENT LIABILITIES	19,083,326	18,537,633

NON-CURRENT LIABILITIES:
Secured debenture	916,042	954,474
Loan payable	291,968	328,508
Operating lease liabilities - non-current	496,335	2,547,524
TOTAL NON-CURRENT LIABILITIES	1,704,345	3,830,506
TOTAL LIABILITIES	20,787,671	22,368,139

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both December 31, 2023 and December 31, 2022	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both December 31, 2023 and December 31, 2022	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 8,100,117,720 and 6,427,395,360 shares issued as of December 31, 2023 and December 31, 2022, respectively,	798,346	642,740
Treasury stock at cost, 100,000 shares at December 31, 2023 and December 31, 2022	(1,000)	(1,000)
Additional paid-in capital	49,733,618	44,602,052
Common Stock to be issued	205,000	–
Non-controlling interests	1,217,410	2,119,566
Accumulated other comprehensive income (loss)	(1,253,356)	(1,137,902)
Accumulated deficit	(67,376,221)	(46,555,334)
TOTAL STOCKHOLDERS' DEFICIT	(16,675,319)	(328,994)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,112,352	$22,039,145

See notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Operations

	Years Ended
	December 31,
	2023	2022
REVENUES	$2,020,971	$9,100,255
COST OF REVENUES	2,446,756	14,543,529
GROSS PROFIT (LOSS)	(425,785)	(5,443,274)

OPERATING EXPENSES:
Selling, general and administrative	2,033,861	4,966,702
Salaries, wages and payroll taxes	2,630,225	7,457,491
Professional fees	3,109,717	3,718,171
Depreciation and amortization	523,147	1,568,405
Bad debt expense	5,248,218	–
Impairment expense	6,948,350	12,222,598
Gain on forgiveness of payables	–	(312,685)
TOTAL OPERATING EXPENSES	20,493,518	29,620,682

OPERATING LOSS	(20,919,303)	(35,063,956)

OTHER INCOME (EXPENSE):
Interest expense	(642,506)	(621,132)
Loss on deconsolidation	(1,642,146)	–
Change in fair market of derivative liabilities	167,582	227,286
Loss on equity investment	(159,849)	(56,781)
Gain on the forgiveness of debt	1,484,799	–
Foreign currency exchange rate variance	(11,620)	(2,922)
TOTAL OTHER INCOME (EXPENSE)	(803,740)	(453,549)

Net loss	(21,723,043)	(35,517,505)
Net loss attributable to non-controlling interests	902,156	238,661
Net loss attributable to Darkpulse, Inc.	$(20,820,887)	$(35,278,844)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	7,411,100,872	5,713,495,965

See notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended
	December 31,
	2023	2022
NET LOSS	$(21,723,043)	$(35,517,505)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(115,454)	(853,439)
COMPREHENSIVE LOSS	$(21,838,497)	$(36,370,944)

See notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Preferred stock						Common stock				Additional	Non-	Accumulated other		Total stockholders’
	Series A		Series D		Common stock		to be issued		Treasury stock		paid-in	Controlling	comprehensive	Accumulated	(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Interests	loss	deficit	equity
Balance at December 31, 2021	–	$–	88,235	$883	5,197,821,885	$519,782	–	$–	100,000	$(1,000)	$20,248,703	$2,358,227	$(284,463)	$(11,276,490)	$11,565,642
Conversion of convertible notes	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Issuance of preferred shares	100	1	–	–	–	–	–	–	–	–	(1)	–	–	–	–
Common stock issued for cash	–	–	–	–	1,259,746,466	125,975	–	–	–	–	24,150,333	–	–	–	24,276,308
Common shares returned and cancelled	–	–	–	–	(33,898,377)	(3,390)	–	–	–	–	3,390	–	–	–	–
Common stock issue for TerraData acquisition	–	–	–	–	3,725,386	373	–	–	–	–	199,627	–	–	–	200,000
Foreign currency adjustment	–	–	–	–	–	–	–	–	–	–	–	–	(853,439)	–	(853,433)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(238,661)	–	(35,278,844)	(35,517,505)
Balance at December 31, 2022	100	1	88,235	$883	6,427,395,360	642,740	–	–	100,000	(1,000)	44,602,052	2,119,566	(1,137,902)	(46,555,334)	(328,994)
Common stock issued for cash, net of fees	–	–	–	–	1,375,722,360	137,573	–	–	–	–	3,364,699	–	–	–	3,502,272
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700	–	–	–	–	1,960,200	–	–	–	1,989,900
Common Stock to be issued	–	–	–	–	–	(11,667)	–	205,000			(193,333)				(115,454)
Foreign currency adjustment	–	–	–	–	–	–	–	–	–	–	–	–	(115,454)		(115,454)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(902,156)	–	(20,820,887)	(21,723,043)
Balance at December 31, 2023	100	$1	88,235	$883	8,100,117,720	$798,346	–	$205,000	100,000	$(1,000)	$49,733,618	$1,217,410	$(1,253,356)	$(67,376,221)	$(16,675,319)

See notes to consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,723,043)	$(35,517,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523,147	1,568,405
Gain on forgiveness of payables and liabilities	–	(312,685)
Change in fair market of derivative liabilities	(167,582)	(227,286)
Impairment of goodwill and intangible assets	6,948,350	12,222,598
Loss on equity investment	159,849	56,781
Issuance of common stock for legal settlement	1,989,900	–
Bad debt expense	5,248,218	–
Loss on deconsolidation	1,642,146	–
Operating lease expense	657,848	–
Gain on forgiveness of debt	(1,484,799)	–
Changes in operating assets and liabilities:
Accounts receivable	(1,762,213)	1,498,978
Inventory	23,825	(11,877)
Contract assets	1,494,163	(835,161)
Prepaid expenses and other assets	108,345	154,245
Contract liabilities	(2,348,773)	3,498,906
Loss provision for contracts in progress	(974,031)	784,469
Accounts payable and accrued expenses	4,802,434	(2,609,891)
Operating lease liabilities, net	(2,463,942)	(412,587)
Other current liabilities	(401,756)	–
Other assets	2,074,700	–
Other liabilities	–	(1,556,932)
Net cash used in operating activities	(5,653,214)	(21,738,542)
Cash flows from investing activities:
Purchases of property and equipment	(102,350)	(2,074,627)
Investment in related party	–	(1,500,000)
Investment in joint venture	(113,125)	(103,505)
Issuance of note receivable, related party	–	(1,049,248)
Advances to related party	–	(318,025)
Net cash used in investing activities	(215,475)	(5,045,405)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	3,502,272	24,276,308
Proceeds from convertible notes	145,000	–
Net repayments of loan payable	(14,885)	(110,507)
Net cash provided by financing activities	3,632,387	24,165,801
Net change in cash	(2,236,303)	(2,618,146)
Effect of exchange rate on cash	187,883	1,019,632
Cash at beginning of year	2,060,332	3,658,846
Cash at end of year	$11,912	$2,060,332

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,948	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Stock issued for acquisition of TerraData	$–	$200,000

See notes to consolidated financial statements.

DARKPULSE, INC.

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2023 and 2022

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

The Company’s subsidiaries consist of DarkPulse UK, Ltd which concentrates on the sale and engineering of distributed fiber optic sensors; Optilan HoldCo 3 Limited, a company headquartered in Coventry, United Kingdom (“Optilan”) whose has ceased its business operations; Remote Intelligence, LLC, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, LLC, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; and DarkPulse Manufacturing formerly TJM Electronics West, Inc., a company headquartered in Arizona who is a U.S. manufacturer and tester of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

Our consolidated financial statements as of December 31, 2022 and 2021 include the accounts of DarkPulse Inc. and its subsidiaries:

DarkPulse Technologies Inc. (“DPTI”), a New Brunswick, Canada corporation, a wholly owned subsidiary, incorporated December 16, 2010.

DPTI owns 100% of DarkPulse Technology Holdings Inc., a New York corporation, incorporated July 6, 2017.

On August 9, 2021, the Company entered into a Share Purchase Agreement with Optilan Guernsey Limited and Optilan Holdco 2 Limited (the “Sellers”), pursuant to which the Company purchased from the Sellers all of the issued and outstanding equity interests of Optilan HoldCo 3 Limited, a private company incorporated in England and Wales (“Optilan”) for £1.00. In connection with the acquisition, the Company acquired $14,828,459 in assets and assumed liabilities totaling $25,179,320. In 2023, Optilan was deemed insolvent by the entered liquidation. See Note 1.

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2023.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and 2022, the Company determined that the allowance for doubtful accounts was $0 and $3,320,983, respectively. The allowance pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of December 31, 2023 and 2022, retainage receivable was $0 and $824,777, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

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

The relevant translation rates are as follows: for the year ended December 31, 2023 a closing rate at 1.2197 US$: GBP, average rate at 1.2384 US$:GBP, and closing rate of 1.27 US$:CAD.

The relevant translation rates are as follows: for the year ended December 31, 2022 a closing rate at 1.20582 US$: GBP, average rate at 1.23710 US$:GBP and for the Optilan acquisition closing rate at 1.375103 US$: CAD.

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

During the year ended December 31, 2022, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to underperformance of the Company’s subsidiaries as compared to the Company’s initial projections at the time of each respective acquisition. Specifically, in 2022 the Company determined that certain revenue targets would not be achieved and anticipated costs to complete projects were higher than forecasted. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $12,222,598 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $2,703,456, and impairment of goodwill of $9,519,143. The Company has one reporting unit which was evaluated in the impairment test noted above. Refer to Note 7.

During the year ended December 31, 2023, as a result of Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $6,948,349 pertaining to impairment and goodwill and intangible assets in the consolidated statements of operations. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of December 31, 2023.

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

As of December 31, 2023, one customer accounted for 39% of gross accounts receivable.

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

The Company's U.S. subsidiaries were incorporated in 2017, and tax returns have not yet been filed. The Company does not anticipate a tax liability for the years 2023 and 2022, however may be subject to certain penalties. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

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

During the years ended December 31, 2023 and 2022, the Company recorded a loss of $902,156 and $238,661 respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the years ended December 31, 2023 and 2022, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of December 31, 2023 and 2022 are as follows:

	Years Ended
	2023	2022
Convertible notes	210,081,967	65,827,695
Series D preferred stock	176,470	176,470
	210,258,437	66,004,165

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, issued by the Financial Accounting Standards Board. This ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in the recognition of contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted this new guidance on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $21,723,043 and $35,517,505 during the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $5,653,214 and $21,738,542, respectively. As of December 31, 2023, the Company’s current liabilities exceeded its current assets by $18,126,281 and an accumulated deficit of $67,376,221. As of December 31, 2023, the Company had $11,912 of cash.

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

NOTE 4 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the years ended December 31, 2023 and 2022:

	Years Ended
	2023	2022
Services and products transferred at a point in time	$788,179	$3,843,276
Services and products transferred over time	1,232,792	5,256,979
Total revenue	$2,020,971	$9,100,255

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the years ended December 31, 2023 and 2022:

	Years Ended
	2023	2022
Products	$329,400	560,407
Services	1,691,571	8,539,849
Total revenue	$2,020,971	$9,100,255

Revenue by geographic destination consisted of the following for the for the years ended December 31, 2023 and 2022:

	Years Ended
	2023	2022
North America	$437,536	$1,585,568
United Kingdom	1,583,435	5,894,060
Rest of world	–	1,620,627
Total revenue	$2,020,971	$9,100,255

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

Contract assets consist of the following:

	December 31,
	2023	2022
Costs and estimated earnings in excess of billings on uncompleted contracts	$–	$1,439,844
Total contract assets	$–	$1,439,844

Contract liabilities consist of the following:

	December 31,
	2023	2022
Billings in excess of costs and estimated earnings on uncompleted contracts	$–	$2,215,212
Total contract liabilities	$–	$2,215,212

Contract assets and liabilities on December 31, 2023 are $0 upon the deconsolidation related to the Optilan liquidation.

The following table is a summary of the Company’s activity of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2021	$6,019,371
Additions through advance billings to or payments from vendors	3,710,528
Revenue recognized from current period advance billings to or payments from vendors	(7,514,687)
Balance at December 31, 2022	2,215,212
Deconsolidation	(2,215,212)
Balance at December 31, 2023	$–

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2023	2022
Accounts receivable	$868,948	$6,273,276
Less: Allowance for doubtful accounts	–	(3,320,983)
Accounts receivable, net	$868,948	$2,952,293

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Property and equipment	$1,092,870	$3,942,421
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,139,804	3,989,355
Less - accumulated depreciation	(396,522)	(2,055,484)
Property and equipment, net	$743,282	$1,933,871

Depreciation expenses was $508,935 and $1,331,972 for the years ended December 31, 2023 and 2022, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the years ended December 31, 2023 and 2022:

Goodwill
Balances at December 31, 2021	17,088,501
Impairment	(9,519,143)
Foreign exchange translation	(1,107,205)
Balances at December 31, 2022	$6,462,153
Impairment of goodwill	(6,948,349)
Foreign currency translation	306,196
Balances at December 31, 2023	$–

Intangible Assets, Net

In connection with the Optilan acquisition, the Company recognized an intangible asset, a trade name, of $4,033,638. The trade name has a useful life of 25 years.

During the Company’s impairment analysis at December 31, 2022 (see Note 2), the Company recorded impairment of the trade name of $2,703,456.

The following is a summary of intangible assets, net:

	December 31,
	2023	2022
Trade name per business combination	$4,033,638	$4,033,638
Impairment	(3,059,716)	(2,703,456)
Less: accumulated amortization	(195,416)	(161,346)
Foreign exchange translation	(778,506)	(778,506)
Intangible assets, net	$–	$390,330

Amortization expense was $34,070 and $161,346 for the years ended December 31, 2023 and 2022, respectively.

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2023 and 2022, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the years ended December 31, 2023 and 2022, the Company had patent amortization costs on its intrusion detection technology totaling $14,212 and $75,087, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Patents	$904,269	$904,269
Less: accumulated amortization	(650,606)	(636,394)
Patents, net	$253,663	$267,875

Future expected amortization of patents is as follows:

As of December 31,
2024	51,028
2025	51,028
2026	51,028
2027	51,028
Thereafter	49,551
$253,663

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

During the year ended December 31, 2023, the Company contributed $113,124 to the joint venture and recorded a loss on the equity investment of $159,849. During the year ended December 31, 2022, the Company contributed $103,505 to the joint venture and recorded a loss on the equity investment of $51,753.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
Accounts payable	$13,721,561	$8,677,648
Accrued liabilities	1,941,711	2,058,725
Total accounts payable and accrued expenses	$15,663,272	$10,736,373

NOTE 10 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2023 and 2022. In 2023 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2022 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2023 and 2022.

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

On September 29, 2023, the Company entered into a convertible note for a principal of $57,750, which was funded on October 4, 2023. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%. The Company has reserved a sufficient number of shares of common stock for issuance upon full conversion of the note in accordance with the terms (see Note 15).

On December 4, 2023, the Company entered into a convertible note for a principal of $51,150, which was funded on December 7, 2023. The note bears interest at a rate of 10% per annum and matures after one year. Following 180 days from the note, the noteholder may convert at a discount of 39%. The Company has reserved a sufficient number of shares of common stock for issuance upon full conversion of the note in accordance with the terms.

As of December 31, 2023 and, 2022, there was $166,650 and $378,263 of convertible debt principal outstanding. During the year ended December 31, 2023 and 2022, $12,025 and $0 of the debt discount was amortized.

The summary of convertible notes are:

	2023	2022

Principal Outstanding	$166,650	$378,263
Less: unamortized debt discount	(45,725)	–
Convertible notes, net	$120,925	$378,263

The table below details the Company's outstanding convertible notes and related derivative liability:

	Face Amount		Derivative Liability
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
1800 Diagonal Lending	$166,650	$–	$108,958	$–
Carebourn	–	90,228	–	71,410
Carebourn	–	162,150	–	128,331
More Capital	–	72,488	–	57,369
EMA	–	53,397	–	49,357
	$166,650	$378,263	$108,958	$306,467

During the years ended December 31, 2023 and 2022, change in fair value of the derivative liability was $167,582 and $227,286, respectively. The following is a summary of the derivative liability:

Derivative
Liability
Balances at December 31, 2021	$533,753
Change in fair value	(227,286)
Balances at December 31, 2022	306,467
Loss on issuance of debt	17,928
Issuance of convertible note - 1800 Diagonal Lending	58,939
Change in fair value	(167,582)
EMA settlement	(106,794)
Balances at December 31, 2023	$108,958

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of December 31, 2023 and 2022, $1,923,868 and $2,000,000 remains outstanding. As of December 31, 2023, the GS Note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at December 31, 2023 and 2022:

	December 31,
	2023	2022
RI - line of credit	$153,358	$99,971
RI - Short-term loans	46,544	43,899
WS - line of credit	218,616	200,000
WS - Short-term loans	151,970	128,830
Loans payable, current	$570,487	$472,700

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,533	86,041
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	113,564
Loans payable, non-current	$291,968	$328,508

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

For the years ended December 31, 2023 and 2022, the Company recorded interest expense of $66,813 and $36,307, respectively.

As of December 31, 2023, and December 31, 2022, the outstanding balance of the debenture liability totaled $1,099,250 and $1,090,827, respectively.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending December 31,
2023	$183,208
2024	183,208
2025	183,208
2026	183,208
2027	183,208
Thereafter	183,208
$1,099,250

NOTE 12 – LEASES

The following was included in our balance sheet as of December 31, 2023 and 2022:

	December 31,
Operating leases	2023	2022

Assets
ROU operating lease assets	$496,685	$2,724,226

Liabilities
Current portion of operating lease	$80,400	$512,373
Operating lease, net of current portion	496,335	2,547,524
Total operating lease liabilities	$576,735	$3,059,897

The weighted average remaining lease term and weighted average discount rate at December 31, 2023 and 2022 were as follows:

	December 31,
Operating leases	2023	2022
Weighted average remaining lease term (years)	7.75	7.25
Weighted average discount rate	6.00%	6.00%

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

On June 28, 2023, the Company recognized a gain on deconsolidation of $1,642,146 related to Optilan (UK) and its subsidiaries leases.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2023:

Years Ended December 31,
2024	82,597
2025	84,726
2026	86,853
2027 and later	393,495
Total lease payments	736,650
Less imputed interest	(159,915)
Total lease obligations	576,735
Less current lease obligations	(80,400)
Long-term lease obligations	$496,335

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2023 and 2022 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2023 and 2022, there were 8,100,117,720 and 6,427,395,360 common shares issued, respectively. As of December 31, 2023 and 2022, there were 8,100,117,720 and 6,427,395,360 common shares outstanding, respectively.

2022 Transactions

On May 27, 2022 we entered an Equity Financing Agreement (the “EFA”) and Registration Rights Agreement (the “RRA”) with GHS, pursuant to which GHS agreed to purchase up to $70,000,000 in shares of our Common Stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock.

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

2023 Transactions

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

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023*	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
4/11/2023	67,462,162	203,554	$0.003017	188,279
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
9/5/2023*	100,000,000	100,000	$0.001000	100,000
11/7/2023*	55,555,555	50,000	$0.000900	50,000
11/8/2023*	33,333,333	30,000	$0.000900	30,000
11/14/2023	18,997,442	25,180	$0.001325	22,392
11/22/2023	29,685,620	34,717	$0.001169	31,262
11/29/2023*	55,555,555	50,000	$0.000900	50,000
11/30/2023*	27,777,777	25,000	$0.000900	25,000
12/1/2023*	33,333,333	30,000	$0.000900	30,000
12/1/2023	51,275,586	47,973	$0.000936	43,590
12/11/2023	87,136,216	108,019	$0.001240	99,433
12/27/2023	67,522,014	57,909	$0.000858	52,830
	1,375,722,360	$3,822,044		$3,502,272

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended June 30, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations for the year ended December 31, 2023. As part of this transaction $280,536 of accrued liabilities have been reversed.

Stock Options

As of December 31, 2023 and 2022, the Company had no outstanding stock options.

NOTE 14 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	2023	2022
Domestic:	$(11,676,768)	$(13,141,019)
Foreign:	(7,133,368)	(22,376,486)
	$(18,810,136)	$(35,517,505)

The provision for income taxes for the years ended December 31, 2023 and 2022 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2023 and 2022:

	2023	2022
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	1.36%	1.36%
Foreign rate differential	1.26%	1.26%
Goodwill impairment	-7.33%	-7.33%
NOLs carryforward adjustment	3.61%	3.61%
Other	-0.22%	-0.22%
Change in valuation allowance:	-19.67%	-19.67%
	–%	–%

The Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred Tax (Liabilities):
Net operating losses	$8,964,470	$9,033,067
Intangible assets	(736,905)	(441,543)
Right of use asset	84,170	84,256
Stock based compensation	424,681	424,681
Property and equipment	497,037	248,362
Other	11,077	8,227
Less: Valuation allowance	(9,244,530)	(9,357,049)
	$–	$–

The Company has approximately $26,485,942 of federal and state net operating loss carryforwards as of December 31, 2023. Of the $26.4 million of NOL's, $4.8 million will begin to expire in 2023 while $15.9 million will not expire but will be limited to 80% utilization. The company also has net operating losses in the UK of $22,085,338 and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2023 and 2022, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the UK. The Company had no income tax expense on its losses for the years ended December 31, 2023 and 2022, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2023 and 2022, the Company had no uncertain tax positions.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Potential Royalty Payments

The Company, in consideration of the terms of the debenture to the University of New Brunswick, shall pay to the University a two percent royalty on sales of any and all products or services, which incorporate the Company's patents for a period of five years from April 24, 2018.

Legal Matters

Carebourn Capital, L.P. v. DarkPulse, Inc.

On or about January 29, 2021, Carebourn Capital, L.P. (“Carebourn”) commenced an action against the Company in Minnesota State Court. Carebourn alleged that the Company was in breach of certain securities purchase agreements and convertible promissory notes sold to Carebourn on or about July 17, 2018 and July 24, 2018.

On or about August 31, 2021, the Company answered Carebourn’s complaint and interposed affirmative defenses, including that Carebourn was an unregistered “dealer,” as such term is defined in the Securities Exchange Act of 1934 (“Exchange Act”) and, therefore, all contracts between the parties arising from or related to the securities purchase agreements and convertible promissory notes sold to Carebourn on or about July 17, 2018 and July 24, 2018 were void pursuant to the Exchange Act. The Company also asserted counterclaims against Carebourn under the Minnesota Securities Act.

On or about April 21, 2023, the State Court ruled in the Company’s favor on its motion for partial summary judgment on its Exchange Act defense, holding that (i) Carebourn is a “dealer” under the Exchange Act in violation of the mandatory registration requirement imposed thereby, and (ii) all contracts between the parties are void.

On or about November 17, 2023, the State Court ruled in the Company’s favor on its motion for summary judgment on its Minnesota Securities Act counterclaims against Carebourn and awarded damages for Carebourn’s violation of Minn. Stat. § 80A.76(d) in the amount of $124,012.91, attorney’s fees in the amount of $239,923.33 and costs in the amount of $23,757.24 (or a total award in the amount of $387,693.48).

On or about March 23, 2024, Carebourn appealed the final judgment entered by the State Court against Carebourn and in favor of the Company.

On or about March 25, 2024, the Minnesota Appellate Court entered an Order, noting that Minn. R. Civ. App. P. 104.01 provides that appeals must be taken within 60 days of the date of the final judgment and, therefore, it appears that Carebourn failed to timely take its appeal. The Appellate Court requested the parties submit informal briefing in response to two questions: (a) Did the time to appeal the December 27, 2024 amended judgment expire on February 26, 2024; and (b) If the answer to (a) is yes, must this appeal be dismissed as untimely. On or about April 4, 2024, DarkPulse filed its informal briefing in response with the Appellate Court. The Company is currently awaiting a decision from the Appellate Court.

As of the date hereof, Carebourn has refused to voluntarily satisfy the final judgment. Accordingly, the Company intends to exercise all legal rights and remedies available to it to collect the amounts awarded.

DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

More Capital, LLC v. DarkPulse, Inc. et al

On or about June 29, 2021, More Capital, LLC (“More”) commenced an action against the Company in Minnesota State Court. More alleged that the Company was in breach of a certain securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018.

On or about September 3, 2021, the Company answered More’s complaint and interposed affirmative defenses, including that More was an unregistered “dealer,” as such term is defined in the Exchange Act and, therefore, all contracts between the parties arising from or related to the securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018 were void pursuant to the Exchange Act. The Company also asserted counterclaims against More under the Minnesota Securities Act.

On or about December 11, 2023, the Minnesota State Court ruled in the Company’s favor on its motion for summary judgment on its (a) Exchange Act defense, holding that (1) More is a “dealer” under the Exchange Act in violation of the mandatory registration requirement imposed thereby, and (ii) all contracts between the parties are void, and (b) Minnesota Securities Act counterclaims against More and awarded damages for More’s violation of Minn. Stat. § 80A.76(d) in the amount of $300,809.39, attorney’s fees in the amount of $110,029.00 and costs in the amount of $210.25 (or a total award in the amount of $412,048.64).

On or about March 23, 2024, More appealed the final judgment entered by the State Court against More and in favor of the Company.

On or about March 25, 2024, the Minnesota Appellate Court entered an Order, noting that Minn. R. Civ. App. P. 104.01 provides that appeals must be taken within 60 days of the date of the final judgment and, therefore, it appears that More failed to timely take its appeal. The Appellate Court requested the parties submit informal briefing in response to two questions: (a) Did the time to appeal the December 27, 2024 amended judgment expire on February 26, 2024; and (b) If the answer to (a) is yes, must this appeal be dismissed as untimely. On or about April 4, 2024, DarkPulse filed its informal briefing in response with the Appellate Court. The Company is currently awaiting a decision from the Appellate Court.

As of April 1, 2024, the final judgment had not yet been satisfied by More, nor had a judgment been entered that stayed enforcement of that judgment. Accordingly, the Company took actions to enforce and collect the judgment including, inter alia, serving garnishment summons on More’s banks.

As of the date hereof, More has refused to voluntarily satisfy the final judgement. Accordingly, the Company intends to exercise all legal rights and remedies available to it to collect the amounts awarded.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On or about May 20, 2022, Carebourn and More (together with Carebourn, the “Noteholders”) commenced an action against the Company, certain members of the Company’s executive team and board of directors and Standard Registrar and Transfer Company, Inc., the Company’s transfer agent, in the United States District Court for the District of Utah. The Noteholders’ complaint alleged various causes of action arising from certain securities purchase agreements and convertible promissory notes the Company sold to the Noteholders.

On or about November 23, 2022, the Company and the members of the Company’s executive team and board of directors named in this action moved to dismiss the Noteholders’ complaint.

On or about February 21, 2023, the Court granted the Company’s motion to dismiss in part and stayed the action pending resolution of the motion for summary judgment brought by the U.S. Securities and Exchange Commission against Carebourn in the United States District Court for the District of Minnesota.

On or about November 1, 2023, the Noteholders moved to dismiss the action.

On or about November 2, 2023, the Company moved for sanctions against the Noteholders and their counsel of record.

On or about December 4, 2023, the Court entered an order granting dismissal of the Noteholders’ claims with prejudice. The Court acknowledged that notwithstanding its dismissal of the Noteholders’ claims, the Court continues to retain jurisdiction over the Noteholders because of DarkPulse’s pending motion for sanctions against the Noteholders and their attorneys.

On May 22, 2024, the Court scheduled oral arguments on the Company’s sanction motion on July 2, 2024.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

On or about December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC (“FirstFire”) and its control person, Eli Fireman (“Fireman,” and together with FirstFire, the “FirstFire Defendants”), in the United States District Court for the Southern District of New York.

On or about May 5, 2022, the Company amended its complaint against the FirstFire Defendants. The amended complaint alleges that the FirstFire Defendants were liable to the Company for rescission of certain convertible promissory notes and transitions effected thereunder and damages pursuant to the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

On or about January 17, 2023, the Court granted the FirstFire Defendants’ motion to dismiss the Company’s operative pleading. Later on the same day, the Company appealed the Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

Oral arguments were held before the Second Circuit on the Company’s appeal on December 11, 2023.

On March 28, 2024, the Second Circuit issued its decision and found that the District Court (a) properly found that the Delaware forum-selection clause was enforceable but, thereafter, (b) improperly made a ruling on the merits of the Company’s claims for relief. As a result, the Second Circuit affirmed the District Court’s decision in part, vacated in part and remanded the case back to the District Court for transferring to the United States District Court for the District of Delaware.

As of the date hereof, this action has not yet transferred to the Delaware Court. The Company remains committed to actively litigating its claims for relief under RICO.

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On or about September 23, 2022, the Company, Social Life Network, Inc. and Redhawk Holdings Corp. commenced an action against Crown Bridge Partners, LLC (“Crown Bridge”) and its control persons, Soheil Ahdoot and Sepas Ahdoot (collectively, the “Crown Bridge Defendants”) in the United States District Court for the Southern District of New York. The complaint alleges that the Crown Bridge Defendants are liable to each of the plaintiffs for damages pursuant to RICO.

On or about September 29, 2023, the Court granted the Crown Bridge Defendants’ motion to dismiss the plaintiffs’ complaint.

On October 23, 2023, the plaintiffs appealed the Court’s decision to the Second Circuit.

As of the date hereof, the appeal is fully briefed.

The Company remains committed to actively litigating its claims for relief under RICO.

NOTE 16 – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2023 and 2022, certain executives of the Company received $120,000 and $270,000, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both year ended 2023 and 2022, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both year ended 2023 and 2022, the outstanding balance was $135,500.

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

As of December 31, 2023 and December 31, 2022, the Company’s $1,500,000 investment in GSD was accounted for as cost.

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

As of December 31, 2023 and December 31, 2022, the outstanding note receivable was $0 and $1,049,248, respectively. On January 24,2024 the SPAC was terminated and the outstanding note receivable was determined to be uncollectible, therefore, written off as bad debt as of December 31, 2023.

As of December 31, 2023 and 2022, the Company has $0 and $318,025, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $120,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand. On January 24,2024 the SPAC was terminated and the outstanding due from related party was determined to be uncollectible, therefore, written off as bad debt as of December 31, 2023.

NOTE 17 – SUBSEQUENT EVENTS

On January 8, 2024 the Company issued 52,162,997 shares to a third party in exchange for cash in accordance with its equity agreement.

On January 23, 2024, the BCA was terminated by mutual consent of the parties thereto. Although, as the Sponsor of GSD, the Company still owns all of the issued and outstanding shares of Class B Common Stock of GSD, all legal rights the Company had under the BCA have been terminated.

On February 12, 2024, February 13, 2024 and February 14, 2024 the Company executed a convertible note from a third party, into 36,363,636, 32,786,885 and 42,117,347 shares respectively, in accordance with its Securities Purchase Agreement.

On February 28, 2024, we entered into a Stock Purchase Agreement with an investor for the purchase of 178,571,428 shares of Common Stock for a total consideration of $100,000.

On March 28, 2024 the Company issued 27,777,777 shares to a third party of in accordance with the Securities Purchase Agreement Dated November 30, 2023.

On April 9, 2024 the court dismissed both Carebourn and Moore’s appeal that concluded the original judgment case in which DarkPulse won its counterclaims. The Company is now actively enforcing the judgments.

On May 2, 2024, we entered into a Stock Purchase Agreement with an investor for the purchase of 104,166,667 shares of Common Stock for a total consideration of $50,000.

On May 20, 2024 the company entered into a Stock Purchase Agreements with investors for the purchase of 288,888,889 shares of Common Stock for a total consideration of $130,000.

On May 23, 2024 the company entered into a Stock Purchase Agreement with an investor for the purchase of 22,222,222 shares of Common Stock for a total consideration of $10,000.

On June 9, 2024 the company entered into a Stock Purchase Agreement with an investor for the purchase of 48,888,888 shares of Common Stock for a total consideration of $22,000.

On June 18, 2024 the company entered into a Stock Purchase Agreement with an investor for the purchase of 22,222,222 shares of Common Stock for a total consideration of $10,000.

On July 1, 2024 the company entered into a Stock Purchase Agreement with an investor for the purchase of 111,111,111 shares of Common Stock for a total consideration of $50,000.

On July 9, 2024 the company entered into a Stock Purchase Agreement with an investor for the purchase of 111,111,111 shares of Common Stock for a total consideration of $50,000.

On July 12, 2024 the company entered into a Stock Purchase Agreement with an investor for the purchase of 33,333,333 shares of Common Stock for a total consideration of $15,000.

