Form 10-Q
period 2024-03-31
DarkPulse, Inc.
filed 2024-07-15
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of July 15, 2024 was 8,961,842,234.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

Unaudited

	March 31	December 31
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$990	$11,912
Accounts receivable, net	881,866	868,948
Due from related party	30,000	–
Prepaid expenses and other current assets	75,196	76,185
TOTAL CURRENT ASSETS	988,053	957,045

NON-CURRENT ASSETS:
Property and equipment, net	723,994	743,282
Operating lease right-of-use assets	485,178	496,685
Patents, net	253,663	253,663
Notes receivable, related party	29,817	–
Investment in related party	1,500,000	1,500,000
Other assets, net	161,677	161,677
TOTAL NON-CURRENT ASSETS	3,154,329	3,155,307
TOTAL ASSETS	$4,142,382	$4,112,353

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,100,842	$15,663,273
Convertible notes, net	120,925	120,925
Notes payable, current	1,923,868	1,923,868
Derivative liability	108,958	108,958
Loan payable, current	570,487	570,487
Loan payable, related party	361,747	361,747
Secured debenture, current	183,208	183,208
Operating lease liabilities - current	80,400	80,400
Other current liabilities	70,526	70,461
TOTAL CURRENT LIABILITIES	19,520,961	19,083,326

NON-CURRENT LIABILITIES:
Secured debenture	916,042	916,042
Loan payable	291,968	291,968
Operating lease liabilities - non-current	484,545	496,335
TOTAL NON-CURRENT LIABILITIES	1,692,555	1,704,345
TOTAL LIABILITIES	21,213,516	20,787,671

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both March 31, 2024 and December 31, 2023	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 8,330,852,145 and 8,100,117,720 shares issued as of March 31, 2024 and December 31, 2023, respectively.	803,564	798,346
Treasury stock at cost, 100,000 shares at March 31, 2024 and December 31, 2023	(1,000)	(1,000)
Additional paid-in capital	49,868,984	49,733,618
Common Stock to be issued	205,000	205,000
Non-controlling interests	1,214,401	1,217,410
Accumulated other comprehensive income (loss)	(1,253,356)	(1,253,356)
Accumulated deficit	(67,909,611)	(67,376,221)
TOTAL STOCKHOLDERS' DEFICIT	(17,071,135)	(16,675,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,142,382	$4,112,353

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Month Ended March 31,
	2024	2023
REVENUES	$10,850	$1,537,833
COST OF REVENUES	199	1,226,792
GROSS PROFIT (LOSS)	10,651	311,041

OPERATING EXPENSES:
Selling, general and administrative	157,111	1,013,833
Salaries, wages and payroll taxes	211,877	1,547,208
Professional fees	157,371	2,950,698
Depreciation and amortization	19,288	231,234
Bad debt expense	–	2,364,977
Impairment expense	–	6,809,166
TOTAL OPERATING EXPENSES	545,646	14,917,116

OPERATING LOSS	(534,995)	(14,606,074)

OTHER INCOME (EXPENSE):
Interest expense	(1,402)	(117,415)
Loss on deconsolidation	–	–
Loss on equity investment	–	(65,056)
Foreign currency exchange rate variance	–	(10,719)
TOTAL OTHER INCOME (EXPENSE)	(1,402)	(193,190)

Net loss	(536,398)	(14,799,264)
Net loss attributable to non-controlling interests	3,009	779,696
Net loss attributable to Darkpulse, Inc.	$(533,389)	$(14,019,568)

Net loss per share - basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	7,438,128,935	6,958,719,650

	Three Month Ended
	March 31,
	2024	2023
NET LOSS	$(536,398)	$(14,799,264)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	1	(462,345)
COMPREHENSIVE LOSS	$(536,397)	$(15,261,609)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Years Ended March 31, 2024 and 2023

Unaudited

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	100	$1	88,235	$883.00	6,427,395,360	$642,740	–	$–
Common stock issued for cash, net of fees	–	–	–	–	531,671,500	53,167	–	–
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2023	100	$1	88,235	$883.00	7,256,066,860	$725,608	–	$–

Balance at December 31, 2023	100	1	88,235	883	8,100,117,720	798,346	–	205,000
Common stock issued for cash, net of fees	–	–	–	–	52,162,997	5,218	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2024	100	$1	88,235	$883	8,152,280,717	$803,564	–	$205,000

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2022	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)
Common stock issued for cash, net of fees	–	–	2,034,634	–	–	–	2,087,801
Issuance of common stock for legal settlement	–	–	1,960,200	–	–	–	1,989,900
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(462,345)	–	(462,345)
Net loss	–	–	–	(779,696)	–	(14,019,568)	(14,799,264)
Balance at March 31, 2023	100,000	$(1,000)	$48,596,886	$1,339,870	$(1,600,247)	$(60,574,902)	$(11,512,901)

Balance at December 31, 2023	100,000	(1,000)	49,733,618	1,217,410	(1,253,356)	(67,376,221)	(16,675,319)
Common stock issued for cash, net of fees	–	–	35,364	–	–	–	40,582
Issuance of common stock for legal settlement	–	–	100,000	–	–	–	100,000
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(3,009)	–	(533,389)	(536,398)
Balance at March 31, 2024	100,000	$(1,000)	$49,868,982	$1,214,401	$(1,253,356)	$(67,909,611)	$(17,071,135)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Month Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(536,398)	$(14,799,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,288	231,234
Gain on forgiveness of payables and liabilities	–	–
Loss on equity investment	–	65,056
Issuance of common stock for legal settlement	–	1,989,900
Impairment of goodwill and intangible assets	–	6,809,166
Bad debt expense	–	2,364,977
Loss on deconsolidation	–	–
Operating lease expense	11,507	31,087
Changes in operating assets and liabilities:
Accounts receivable	(12,918)	137,783
Inventory	–	1,906
Contract assets	–	(73,048)
Prepaid expenses and other assets	989	(140,081)
Contract liabilities	–	323,471
Loss provision for contracts in progress	–	15,968
Accounts payable and accrued expenses	437,569	785,475
Operating lease liabilities, net	(11,790)	(30,372)
Other current liabilities	66	–
Other assets	–	–
Other liabilities	–	(37,043)
Net cash used in operating activities	(91,687)	(2,323,783)
Cash flows from investing activities:
Purchases of property and equipment	–	(102,350)
Investment in related party	–	–
Investment in joint venture	–	(98,125)
Issuance of note receivable, related party	(29,817)	(167,894)
Advances to related party	(30,000)	(449,110)
Net cash used in investing activities	(59,817)	(817,479)
Cash flows from financing activities:
Issuance of common stock, net of fees	140,580	2,087,801
Proceeds from convertible notes	–	(26,039)
Net repayments of loan payable	–	–
Net cash provided by financing activities	140,580	2,061,762
Net change in cash	(10,923)	(1,079,500)
Effect of exchange rate on cash	–	(434,862)
Cash at beginning of year	11,912	2,060,332
Cash at end of year	$990	$545,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$47,948
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Stock issued for acquisition of TerraData	$–	$–

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

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

Liquidation

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (“Optilan Liquidation”). In conjunction with the order, the court appointed the Official Receiver’s Office (“OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets. At that time DarkPulse, Inc. no longer had any involvement in the operations of Optilan (UK) Ltd.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2024, and the results of operations for three months and cash flows for the three months ended March 31, 2024 and 2023 have been included.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2024, the unaudited condensed consolidated statements of operations for the three and three months ended March 31, 2024 and 2023 and of cash flows for the three months ended March 31, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the year ended March 31, 2024.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of both March 31, 2024 and December 31, 2023, the Company determined that the allowance for doubtful accounts was $0 and $0, respectively.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of March 31, 2024 and December 31, 2023, retainage receivable was $0. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

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

*Optilian has been deconsolidated, and as a result, no translation rates were applied for the three months ending March 31, 2024.

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

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of March 31, 2024 and December 31, 2023.

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

Discontinued Operations

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (“Optilan Liquidation”). In conjunction with the order, the court appointed the Official Receiver’s Office (“OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets. At that time DarkPulse, Inc no longer had any involvement in the operations of Optilan (UK) Ltd. The business of an entity that is in the process of disposing its assets by sale, or that intends to cease operations, is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, the Company’s Optilan (UK) Ltd company business is now reported as discontinued operations.

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

During the three months ended March 31, 2024 and 2023, the Company recorded a loss of $3,009 and $779,696, respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the three months ended March 31, 2024 there was no comprehensive loss for foreign currency translation and 2023 Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Convertible notes	210,081,967	65,827,695
Series D preferred stock	176,470	176,470
	210,258,437	66,004,165

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $536,398 and $14,799,264 during the three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $91,687 and $2,323,783, respectively. As of March 31, 2024, the Company’s current liabilities exceeded its current assets by $18,532,909 and has an accumulated deficit of $67,909,611. As of March 31, 2024, the Company had $990 of cash. Lastly, the Optilan Liquidation raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by the Company based on the fair values as of October 1, 2021 was as follows:

(Amounts in US$'s)	Fair Value
Cash	$8,691
Goodwill	992,049
Total assets	1,000,740
Assumed liabilities	740
Non-controlling interest	400,000
Total Consideration for 60% of equity interests	$600,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Services and products transferred at a point in time	$4,232	$688,428
Services and products transferred over time	6,619	849,405
Total revenue	$10,850	$1,537,833

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Products	$–	$120,172
Services	10,850	1,417,661
Total revenue	$10,850	$1,537,833

Revenue by geographic destination consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
North America	$10,850	$219,266
United Kingdom	–	1,182,263
Rest of world	–	136,304
Total revenue	$10,850	$1,537,833

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

Contract liabilities on March 31, 2024 are $0 upon the deconsolidation related to the Optilan liquidation.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accounts receivable	$881,866	$868,948
Less: Allowance for doubtful accounts	–	–
Accounts receivable, net	$881,866	$868,948

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,364,977 may not be collectible pursuant to the Optilan Liquidation. As of March 31, 2023, the Company recorded a bad debt provision for this amount.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Property and equipment	$1,092,870	$1,092,870
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,139,804	1,139,804
Less - accumulated depreciation	(415,810)	(396,522)
Property and equipment, net	$723,994	$743,282

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended March 31, 2024:

Goodwill
Balances at December 31, 2023	$–
Impairment of goodwill pertaining to Optilan	–
Balances at March 31, 2024	$–

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2024 and 2023, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the years ended March 31, 2024 and 2023, the Company had patent amortization costs on its intrusion detection technology totaling $14,212 and $75,087, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents:

	March 31,	December 31,
	2024	2023
Patents	$904,269	$904,269
Less: accumulated amortization	(650,606)	(650,606)
Patents, net	$253,663	$253,663

For the three months ended March 31, 2024 and 2023, the Company amortized $0 and $12,757, respectively.

Future expected amortization of patents is as follows:

As of December 31,
2024	$51,028
2025	51,028
2026	51,028
2027	51,028
Thereafter	49,551
Total patents	$253,663

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

During the three months ended March 31, 2024, the Company contributed $0 to the joint venture and recorded a loss on the equity investment of $0.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accounts payable	$13,944,914	$13,721,562
Accrued liabilities	2,155,928	1,941,711
Total accounts payable and accrued expenses	$16,100,842	$15,663,273

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

As of both March 31, 2024 and December 31, 2023, there was $166,650 of convertible debt outstanding and a derivative liability of $108,958.

The summary of convertible notes are:

	March 31, 2024	December 31, 2023

Principal Outstanding	$166,650	$166,650
Less: unamortized debt discount	(45,725)	(45,725)
Convertible notes, net	$120,925	$120,925

As of March 31, 2024, all outstanding convertible debt is default.

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of March 31, 2024 and December 31, 2023, $0 and $1,923,868 remains outstanding. As of March 31, 2024, the GS note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS- Short-term loans	151,970	151,970
Loan payable, current	$570,487	$570,487

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,533	65,533
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	97,532
Loan payable, non-current	$291,968	$291,968

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

For the three months ended March 31, 2024, and 2023, the Company recorded interest expense of $0 and $28,275, respectively.

As of March 31, 2024 and December 31, 2023, the debenture liability totaled $1,099,250 and $1,099,250, respectively.

NOTE 13 – LEASES

The following was included in our balance sheet as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Operating leases	2024	2023

Assets
ROU operating lease assets	$485,178	$496,685

Liabilities
Current portion of operating lease	80,400	80,400
Operating lease, net of current portion	484,545	496,335
Total operating lease liabilities	$564,945	$576,735

The weighted average remaining lease term and weighted average discount rate at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
Operating leases	2024	2023
Weighted average remaining lease term (years)	7.50	7.75
Weighted average discount rate	6.00%	6.00%

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

NOTE 14 – STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2024 and December 31, 2023, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes, respectively.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 8,330,852,145 and 8,100,117,720 common shares issued, respectively. As of March 31, 2024 and December 31, 2023, there were 8,330,852,145 and 8,100,117,720 common shares outstanding, respectively.

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

Below is a table of all puts made by the Company under the 2022 EFA during 2024:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/8/2024	52,162,997	$44,736	$0.000858	$40,580
2/29/2024	178,571,428	100,000	$0.000560	100,000
	230,734,425	$144,376		$140,580

*	Issued shares pursuant to an individual stock purchase agreement with an unrelated investor (not under 2022 EFA)

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended June 30, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the three months ended March 31, 2024. As part of this transaction $280,536 of accrued liabilities have been reversed.

Stock Options

As of March 31, 2024 and December 31, 2023, the Company had no outstanding stock options.

NOTE 15 – COMMITMENTS & CONTINGENCIES

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

During the three months ended March 31, 2024 and 2023, certain executives of the Company received $0 and $120,000, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both March 31, 2024 and December 31, 2023, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both March 31, 2024 and December 31, 2023, the outstanding balance was $135,500.

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

As of March 31, 2024 and December 31, 2023, the Company’s $1,500,000 investment in GSD was accounted for as cost.

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC.  The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of March 31, 2024 and December 31, 2023, the outstanding note receivable was $29,817 and $0, respectively.

As of March 31, 2024 and December 31, 2023, the Company has $30,000 and $0, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $120,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand. On January 24,2024 the SPAC was terminated and the outstanding due from related party was determined to be uncollectible, therefore, written off as bad debt as of December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

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

Headquartered in Houston, Texas, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United Kingdom, India, Dubai, Abu Dhabi, Turkey, Azerbaijan, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

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

Three-Months Ended March 31, 2024 Accounting Analysis

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,422,457 may not be collectible pursuant to Optilan Liquidation. The Company recorded a bad debt provision for this amount.

As a result of Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $ 2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $ 1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of March 31, 2024.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $536,398 and $14,799,264 for the three-months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $91,687 and $2,323,783, respectively. As of March 31, 2024, the Company’s current liabilities exceeded its current assets by $18,532,908 and has an accumulated deficit of $67,909,611. As of March 31, 2024, the Company had $990 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

Results of Operations

For the Three-months Ended March 31, 2024 and 2023

Revenues

Since 2021, we have recognized revenue derived from the acquisitions of our subsidiaries consummated during the three months ended March 31, 2024 through present.

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

For the three-months ended March 31, 2024, total revenues were $10,850 compared to $1,537,833 for the three-months ended March 31, 2023, a decrease of $1,526,983. The decrease was primarily due to no revenus achieved by Wildlife, Optilan and TJM Electronics West, Inc given capital and resources restraints. The breakdown of revenues by entity for the three-months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024		2023
Wildlife	$	____	$40,155
TJM		____	120,172
Optilan		____	1,318,567
TerraData		10,850	58,939
DarkPulse		____	____
		$10,850	$1,537,833

Cost of Revenues and Gross Margin

For the three-months ended March 31, 2024, cost of revenues was $199 compared to $1,226,792 for the three-months ended March 31, 2023, a decrease of $1,226,593. The decrease was attributable to lower revenues from Wildlife, Optilan and TJM Electronics West, Inc.

Gross (loss) / profit for the three-months ended March 31, 2024 was $10,651 with a gross (loss) profit of 98% compared to $311,041 for the three-months ended March 31, 2023 with a 20% gross margin.

Operating Expenses

Selling, general and administrative expenses for three-months ended March 31, 2024 decreased by $856,722 to $157,111 from $1,013,833 for the three-months ended March 31, 2023. The decrease primarily consisted of decrease in advertising costs, insurance and information technology expenses.

Salaries, wages and payroll taxes for three-months ended March 31, 2024 decreased to $211,877 from $1,547,208 for the three-months ended March 31, 2023. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Professional fees for the three-months ended March 31, 2024 decreased to $157,371 from $2,950,698 for the three-months ended March 31, 2023 due to decrease in revenue.

Depreciation and amortization for three-months ended March 31, 2024 decreased to $19,288 from $231,234 for the three-months ended March 31, 2023. This decrease is primarily due to the sale of some subsidiary property, plant and equipment.

During the three-months ended March 31, 2024 and 2023, the Company recorded $0 and $6,809,166, respectively, in impairment on the Company’s goodwill and intangible assets

Other Income (Expense)

For the three-months ended March 31, 2024, we had other expense of ($1,402) compared to other expense of ($193,190) during three months ended March 31, 2023. The decrease is due to decrease in interest expense.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $536,398 and $14,799,264 for the three-months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three-months ended March 31, 2024, we had $40,580 in cash proceeds from our equity financings compared to $2,087,801 in 2023.

As of March 31, 2024, we had cash of $990 compared to $11,912 as of March 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of March 31, 2024, our current liabilities exceeded our current assets by $18,532,909.

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

During the three-months ended March 31, 2024, net cash used in operating activities was $91,687 resulting from our net loss of $536,398, partially offset by non-cash charges of $ 30,795 primarily driven by our bad debt expense and issuance of common stock for legal settlement. In 2023, we had cash used in operating activities of $2,323,783 resulting from our net loss of $14,799,264, partially offset by non-cash charges of $11,491,421 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement.

Cash Flows from Investing Activities

During the three-months ended March 31, 2024, we had net cash used in investing activities of $ 59,817.

During the three-months ended March 31, 2023, we had net cash used in investing activities of $817,749, including $167,894 in notes and $449,110 in advances to GSD, as well as our joint venture investment of $98,125 and purchase of property and equipment of $102,350.

Cash Flows from Financing Activities

During the three-months ended March 31, 2024, net cash provided by financing activities was $ 140,580 which was primarily comprised of proceeds from the issuance of common stock of $ 140,580.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2024. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

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

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of March 31, 2024, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2024, we issued 52,162,997 shares of Common Stock to GHS under the 2022 EFA for gross proceeds of $44,736.

On February 28, 2024, we entered into a Stock Purchase Agreement with an investor for the purchase of 178,571,428 shares of Common Stock for a total consideration of $100,000.

On March 28, 2024, we issued 27,777,777 shares of Common Stock to Paul Ellefson pursuant to Paul Ellefson for gross proceeds of $25,000.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $3,131 in sales commissions paid to J.H. Darbie & Co., Inc. pursuant to the 2022 EFA.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DarkPulse, Inc.

Date: July 15, 2024	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

