Form 10-Q
period 2024-06-30
DarkPulse, Inc.
filed 2024-08-19
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 19, 2024 was 9,106,286,677.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	June 30	December 31
	2024	2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$953	$11,912
Accounts receivable, net	897,399	868,948
Due from related party	–	–
Prepaid expenses and other current assets	75,196	76,185
TOTAL CURRENT ASSETS	973,548	957,045

NON-CURRENT ASSETS:
Property and equipment, net	704,923	743,282
Operating lease right-of-use assets	473,491	496,685
Patents, net	228,149	253,663
Notes receivable, related party	–	–
Investment in related party	–	1,500,000
Other assets, net	161,677	161,677
TOTAL NON-CURRENT ASSETS	1,568,240	3,155,307
TOTAL ASSETS	$2,541,788	$4,112,353

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,128,871	$15,663,273
Convertible notes, net	91,971	120,925
Notes payable, current	2,435,691	1,923,868
Derivative liability	94,759	108,958
Loan payable, current	570,487	570,487
Loan payable, related party	361,747	361,747
Secured debenture, current	183,208	183,208
Operating lease liabilities - current	80,400	80,400
Other current liabilities	70,745	70,461
TOTAL CURRENT LIABILITIES	20,017,879	19,083,326

NON-CURRENT LIABILITIES:
Secured debenture	916,042	916,042
Loan payable	291,968	291,968
Operating lease liabilities - non-current	472,220	496,335
TOTAL NON-CURRENT LIABILITIES	1,680,230	1,704,345
TOTAL LIABILITIES	21,698,110	20,787,671

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both June 30, 2024 and December 31, 2023	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 8,928,508,901 and 8,100,117,720 shares issued as of June 30, 2024 and December 31, 2023, respectively.	863,328	798,346
Treasury stock at cost, 100,000 shares at June 30, 2024 and December 31, 2023	(1,000)	(1,000)
Additional paid-in capital	50,140,739	49,733,618
Common Stock to be issued	205,000	205,000
Non-controlling interests	1,207,957	1,217,410
Accumulated other comprehensive income (loss)	(1,253,356)	(1,253,356)
Accumulated deficit	(70,319,873)	(67,376,221)
TOTAL STOCKHOLDERS' DEFICIT	(19,156,322)	(16,675,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,541,788	$4,112,353

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2024	2023	2024	2023
REVENUES	$14,318	$412,769	$25,168	$1,950,602
COST OF REVENUES	671	1,184,848	870	2,411,640
GROSS PROFIT (LOSS)	13,647	(772,079)	24,298	(461,038)

OPERATING EXPENSES:
Selling, general and administrative	170,315	615,508	327,426	1,513,368
Salaries, wages and payroll taxes	185,000	578,900	396,877	2,126,108
Bad debt expense	59,817	57,480	59,817	2,422,457
Professional fees	23,260	255,690	180,631	3,206,388
Depreciation and amortization	44,584	220,749	63,872	451,983
Impairment expense	–	–	–	6,925,137
TOTAL OPERATING EXPENSES	482,976	1,728,326	1,028,623	16,645,441

OPERATING LOSS	(469,329)	(2,500,405)	(1,004,325)	(17,106,482)

OTHER INCOME (EXPENSE):
Interest expense	(415,920)	(39,647)	(417,322)	(157,062)
Loss on deconsolidation	–	(1,642,795)	–	(1,642,795)
Change in fair market of derivative liabilities	(31,457)	16,334	(31,457)	16,334
Loss on equity investment	(1,500,000)	(74,028)	(1,500,000)	(139,084)
Gain on the forgiveness of debt	–	106,794	–	106,794
Restructuring costs	–		–	–
Foreign currency exchange rate variance	–	15,651	–	4,932
TOTAL OTHER INCOME (EXPENSE)	(1,947,377)	(1,617,691)	(1,948,779)	(1,810,881)

Net loss	(2,416,706)	(4,118,096)	(2,953,104)	(18,917,360)
Net loss attributable to non-controlling interests	6,444	30,997	9,453	810,693
Net loss attributable to DarkPulse, Inc.	$(2,410,261)	$(4,087,099)	$(2,943,650)	$(18,106,669)

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	8,191,535,359	7,445,611,222	8,213,651,977	7,202,813,171

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2024	2023	2024	2023
NET LOSS	(2,416,706)	(4,118,096)	(2,953,104)	(18,917,360)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	1	(395,508)	1	(857,853)
COMPREHENSIVE LOSS	$(2,416,705)	$(4,513,604)	$(2,953,103)	$(19,775,213)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2024 and 2023

Unaudited

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	100	$1	88,235	$883	6,427,395,360	$642,740	–	$–
Common stock issued for cash, net of fees	–	–	–	–	531,671,500	53,167	–	–
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2023	100	$1	88,235	$883	7,256,066,860	$725,608	–	$–
Common stock issued for cash, net of fees	–	–	–	–	203,842,371	20,384	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2023 (audited)	100	$1	88,235	$883	7,459,909,231	$745,992	–	$–

Balance at December 31, 2023	100	1	88,235	883	8,100,117,720	798,346	–	205,000
Common stock issued for cash, net of fees	–	–	–	–	52,162,997	5,218	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2024	100	$1	88,235	$883	8,152,280,717	$803,564	–	$205,000
Common stock issued for cash, net of fees	–	–	–	–	498,293,650	48,638	–	–
Issuance of common stock for conversion of convertible debt	–	–	–	–	111,267,868	11,127	–	–
Common Stock to be issued	–	–	–	–	166,666,666	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2024 (unaudited)	100	$1	88,235	$883	8,928,508,901	$863,328	–	$205,000

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2022	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)
Common stock issued for cash, net of fees	–	–	2,034,634	–	–	–	2,087,801
Issuance of common stock for legal settlement	–	–	1,960,200	–	–	–	1,989,900
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(462,345)	–	(462,345)
Net loss	–	–	–	(779,696)	–	(14,019,568)	(14,799,264)
Balance at March 31, 2023	100,000	$(1,000)	$48,596,886	$1,339,870	$(1,600,247)	$(60,574,902)	$(11,512,902)
Common stock issued for cash, net of fees	–	–	517,465	–	–	–	537,849
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,508)	–	(395,508)
Net loss	–	–	–	(30,997)	–	(4,087,099)	(4,118,096)
Balance at June 30, 2023 (audited)	100,000	$1,000	$49,114,351	$1,308,873	$(1,995,755)	$(64,662,001)	$(15,488,656)

Balance at December 31, 2023	100,000	$(1,000)	$49,733,618	$1,217,410	$(1,253,356)	$(67,376,221)	$(16,675,319)
Common stock issued for cash, net of fees	–	–	35,364	–	–	–	40,580
Issuance of common stock for legal settlement	–	–	100,000	–	–	–	100,000
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	(3,009)	–	(533,389)	(536,398)
Balance at March 31, 2024	100,000	$(1,000)	$49,868,982	$1,214,401	$(1,253,356)	$(67,909,610)	$(17,071,136)
Common stock issued for cash	–	–	173,363	–	–	–	222,001
Issuance of common stock for conversion of convertible debt	–	–	98,394	–	–	–	109,521
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	(6,444)	–	(2,410,261)	(2,416,706)
Balance at June 30, 2024	100,000	$(1,000)	$50,140,739	$1,207,957	$(1,253,356)	$(70,319,873)	$(19,156,322)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS UNAUDITED

Six Months Ended June 30,

	2024	2023
Cash flows from operating activities:
Net loss	$(2,953,104)	$(18,917,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,872	451,983
Gain on forgiveness of payables and liabilities	–	(53,397)
Change in fair market of derivative liabilities	31,457	(69,731)
Loss on equity investment	1,500,000	139,084
Issuance of common stock for legal settlement	–	1,989,900
Amortization of debt discount	28,796
Impairment of goodwill and intangible assets	–	6,925,137
Bad debt expense	59,817	2,422,457
Loss on deconsolidation	–	1,642,795
Operating lease expense	23,195	31,087
Changes in operating assets and liabilities:
Accounts receivable	(28,452)	80,303
Inventory	–	(8,252)
Contract assets	–	(73,048)
Prepaid expenses and other assets	989	20,715
Contract liabilities	–	323,471
Loss provision for contracts in progress	–	15,968
Accounts payable and accrued expenses	983,536	2,699,960
Operating lease liabilities, net	(24,115)	(30,372)
Other current liabilities	284	(74,087)
Other assets	–	–
Other liabilities	–	–
Net cash used in operating activities	(313,725)	(2,483,389)
Cash flows from investing activities:
Purchases of property and equipment	–	(102,350)
Investment in related party	–	–
Investment in joint venture	–	(113,124)
Issuance of note receivable, related party	(29,817)	(419,737)
Advances to related party	(30,000)	(519,637)
Net cash used in investing activities	(59,817)	(1,154,848)
Cash flows from financing activities:
Issuance of common stock, net of fees	362,582	2,625,650
Proceeds from convertible notes	–	(27,043)
Net repayments of loan payable	–	–
Net cash provided by financing activities	362,582	2,598,607
Net change in cash	(10,960)	(1,039,630)
Effect of exchange rate on cash	–	(972,129)
Cash at beginning of year	11,912	2,060,332
Cash at end of year	952	48,573

Supplemental disclosure of cash flow information:
Cash paid for interest	77,644	47,948
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	109,521	$–

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

Liquidation of Optilan (UK) Limited

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2024, and the results of operations for three and six months and cash flows for the six months ended June 30, 2024 and 2023 have been included.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2024, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 and of cash flows for the six months ended June 20, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2024.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Form 10-K filed with SEC on July 15, 2024.

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the year ended June 3, 2024.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of both June 30, 2024 and December 31, 2023, the Company determined that the allowance for doubtful accounts was $0 and $0, respectively.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of June 30, 2024 and December 31, 2023, retainage receivable was $0, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

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

*Optilian has been deconsolidated, and as a result, no translation rates were applied for the six-months ending June 30, 2024.

The relevant translation rates are as follows: for the six months ended June, 2024 closing rate at 1.3740 US$:CAD.

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

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of

$356,260, and impairment of goodwill of $1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of June 30, 2024 and December 31, 2023.

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

Liquidation of Optilan (UK) Limited

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

Equity Investments

The Company uses the equity method to account for investments in which it has the ability to exercise significant influence over the investee’s operating and financial policies, or in which its holds a partnership or limited liability company interest in an entity with specific ownership accounts, unless it has virtually no influence over the investee’s operating and financial policies. The Company follows the guidance in ASC 323-10-30-2, Joint Ventures, which prescribes the use of the equity method for investments in joint ventures where the Company has significant influence. Equity method investments are recorded at cost and are adjusted to recognize (1) the Company’s share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds the Company’s share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than- temporary declines in fair value. Gain (loss) on equity investment includes realized gains or losses upon the sale of the investment and are included as other income (expense) in the consolidated statements of operations and comprehensive (loss).

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

During the six months ended June 30, 2024 and 2023, the Company recorded a loss of $9,453 and $810,693, respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the six months ended June 30, 2024 there was no comprehensive loss for foreign currency translation and 2023 Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Convertible notes	147,874,598	65,827,695
Series D preferred stock	176,470	176,470
	148,051,068	66,004,165

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $2,953,104 and $18,917,360 during the six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $313,725 and ($2,483,389), respectively. As of June 30, 2024, the Company’s current liabilities exceeded its current assets by $19,044,331 and has an accumulated deficit of $70,319,873. As of June 30, 2024, the Company had $953 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by the Company based on the fair values as of October 1, 2021 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$8,691
Goodwill	992,049
Total assets	1,000,740
Assumed liabilities	740
Non-controlling interest	400,000
Total Consideration for 60% of equity interests	$600,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Services and products transferred at a point in time	$5,584	$76,120	$9,816	$764,548
Services and products transferred over time	8,734	336,649	15,352	1,186,054
Total revenue	$14,318	$412,769	$25,168	$1,950,602

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Products	$–	$137,342	$–	$257,514
Services	14,318	275,427	25,168	1,693,088
Total revenue	$14,318	$412,769	$25,168	$1,950,602

Revenue by geographic destination consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	$14,318	$155,386	$25,168	$374,652
United Kingdom	–	207,404	–	1,389,667
Rest of world	–	49,979	–	186,283
Total revenue	$14,318	$412,769	$25,168	$1,950,602

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

Contract liabilities on June 30, 2024 are $0 upon the deconsolidation related to the Optilan liquidation.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts receivable	$902,857	$868,948
Less: Allowance for doubtful accounts	(5,458)	–
Accounts receivable, net	$897,399	$868,948

The Company performed an analysis of the trade receivables related to Wildlife Specialists and determined that $5,458 is uncollectible. As of June 30, 2023, the Company recorded a bad debt provision for this amount.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Property and equipment	$1,092,870	$1,092,870
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,139,804	1,139,804
Less - accumulated depreciation	(434,881)	(396,522)
Property and equipment, net	$704,923	$743,282

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended June 30, 2024:

Goodwill
Balances at December 31, 2023	$–
Impairment of goodwill pertaining to Optilan	–
Balances at June 30, 2024	$–

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of June 30, 2024 and 2023, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the six months ended June 30, 2024 and 2023, the Company had patent amortization costs on its intrusion detection technology totaling $25,514 and $25,514, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents:

	June 30, 2024	December 31, 2023
Patents	$904,269	$904,269
Less: accumulated amortization	(676,120)	(650,606)
Patents, net	$228,149	$253,663

For the six months ended June 30, 2024 and 2023, the Company amortized $25,524 and $25,514, respectively.

Future expected amortization of patents is as follows:

As of December 31,
2024	$51,028
2025	51,028
2026	51,028
2027	51,028
Thereafter	49,551
Total patents	$253,663

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

During the six months ended June 30, 2024, the Company contributed $0 to the joint venture and recorded a loss on the equity investment of $0.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts payable	$13,973,471	$13,721,562
Accrued liabilities	2,155,400	1,941,711
Total accounts payable and accrued expenses	$16,128,871	$15,663,273

NOTE 11 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2024 and December 31, 2023. In 2024 management determined the expected volatility of 164.21%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2023 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of June 30, 2024 and December 31, 2023.

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

As of both June 30, 2024 and December 31, 2023, there was $91,971 and $120,925 of convertible debt outstanding respectively, and a derivative liability of $94,759 and $108,958 respectively.

The summary of convertible notes is as follows:

	June 30, 2024	December 31, 2023
Principal Outstanding	$108,900	$166,650
Less: unamortized debt discount	(16,929)	(45,725)
Convertible notes, net	$91,971	$120,925

Notes Payable

On July 14, 2021, the Company entered a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC pursuant to which the Company issued to the Lender a 6% Redeemable Note in the principal amount of $2,000,000 (the “GS Note”). The purchase price of the GS Note is $1,980,000. The GS Note matures on July 14, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the GS Note at 6% per annum until the GS Note becomes due and payable. The GS Note is subject to various “Events of Default,” which are disclosed in the GS Note. Upon the occurrence of an “Event of Default,” the interest rate on the GS Note will be 18%. The GS Note is not convertible into shares of the Company’s Common Stock and is not dilutive to existing or future shareholders and the Company used a portion of the proceeds of the GS Note to retire convertible debt. As of June 30, 2024 and December 31, 2023, $2,435,691 and $1,923,868 remains outstanding. As of June 30, the GS note is in default.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS- Short-term loans	151,970	151,970
Loan payable, current	$570,487	$570,487

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,533	65,533
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	97,532
Loan payable, non-current	$291,968	$291,968

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

For the six months ended June 30, 2024, and 2023, the Company recorded interest expense of $77,644 and $28,275, respectively. As of June 30, 2024 and December 31, 2023, the debenture liability totaled $1,099,250 and $1,099,250, respectively.

NOTE 13 – LEASES

The following was included in our balance sheet as of June 30, 2024 and December 31, 2023:

Operating leases	June 30, 2024	December 31, 2023
Assets
ROU operating lease assets	$473,491	$496,685

Liabilities
Current portion of operating lease	80,400	80,400
Operating lease, net of current portion	472,220	496,335
Total operating lease liabilities	$552,620	$576,735

The weighted average remaining lease term and weighted average discount rate at June 30, 2024 and December 31, 2023 were as follows:

Operating leases	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	7.50	7.75
Weighted average discount rate	6.00%	6.00%

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

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2024 and December 31, 2023, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes, respectively.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 8,928,508,901 and 8,100,117,720 common shares issued, respectively. As of June 30, 2024 and December 31, 2023, there were 8,928,508,901 and 8,100,117,720 common shares outstanding, respectively.

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

* Issued shares pursuant to an individual stock purchase agreement with an unrelated investor (not under 2022 EFA)

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended June 30, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the six months ended June 30, 2024. As part of this transaction $280,536 of accrued liabilities have been reversed.

Stock Options

As of June 30, 2024 and December 31, 2023, the Company had no outstanding stock options.

NOTE 15 - COMMITMENTS & CONTINGENCIES

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

On July 24, 2024 The Company resolved certain disputes with one of its lenders, GS Capital Partners LLC (“GS”), on terms mutually agreeable to both Darkpulse and GS. Specifically, DarkPulse and GS compromised over $2,600,000 of debt owed to GS in return for issuing shares to GS, as provided by the settlement agreement between the parties. This settlement is expected to be approved by the District Court for Clark County, Nevada,on or about August 15, 2024, and such approval will also resolve the collaborative proceeding initiated in such court to obtain approval of the settlement under Section 3(A)(10) of the Securities Act. Importantly, through this settlement, DarkPulse was able to negotiate a strict leak-out clause concerning the shares issued to GS, which DarkPulse believes will allow it to maintain its going concern value without the distraction of expensive and protracted litigation.

TJM West, Inc v Thomas J McCarthy Family Limited Partnership

On or about July 25,2023 TJM West filed an action in Maricopa court against its landlord for illegal lockout from the company’s facilities.

On or about August 18,2023 TJM West’s motion for Temporary Restraining Order was granted.

September 27, 2023 TJM West counsel motion to withdraw was accepted.

On or about October 6, 2923. TJM West hired new counsel to assist with a short deadline to file answers to landlords motion.

On or about November 6,2023 TJM West and its counsel mutually agreed to a withdrawal.

On or about November 6,2023 TJM West engaged new counsel.

On or about May 8,2024 TJM West dropped its motion for Temporary Restraining Order.

On or about May 24,2024 TJM West counsel filed motion to continue discovery.

On or about May 24,2024 TJM West’s counsel left the firm handling the litigation it was determined in the best interest of the company to terminate its relationship with the law firm. As of today the company is interviewing new counsel and evaluating its claims against landlord to determine if it’s financially responsible to incur additional fees related to exercising TJM’s right against the landlord for terminating the lease.

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

During the six months ended June 30, 2024 and 2023, certain executives of the Company received $0 and $120,000, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both June 30, 2024 and December 31, 2023, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both June 30, 2024 and December 31, 2023, the outstanding balance was $135,500.

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

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC. The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of June 30, 2024 and December 31, 2023, the outstanding note receivable was $0 and $0, respectively.

As of June 30, 2024 and December 31, 2023, the Company has $0 and $0, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $120,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand. On January 24,2024 the SPAC was terminated and the outstanding due from related party was determined to be uncollectible, therefore, written off as bad debt as of December 31, 2023 and the remaining as of June 30, 2024.

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

On July 15, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 88,888,888 shares of Common Stock for a total consideration of $40,000.

On July 18, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 22,222,222 shares of Common Stock for a total consideration of $10,000.

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company” or “DarkPulse”), is a technology focused on the manufacture, sale, installation, and monitoring of laser sensing systems based on its patented BOTDA dark-pulse sensor technology. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Coupled with our patented BOTDA technology, DarkPulse provides its customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our systems provide rapid, precise analysis and responsive activities predetermined by the end- user customer. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system.

Headquartered in Houston, Texas, DarkPulse is a globally-based technology company with presence through its subsidiaries in the, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

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

The Company is an Unsecured creditor of Optilan (UK) Limited and is at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. The Company has approximately $19.4 million intercompany payables due from Optilan (UK), which will increase the Company liabilities for any obligations not repaid. The remaining assets held by Optilan (UK) Limited were fully impaired in 2023 as a result of the winding-up order for liquidation.

Six-Months Ended June 30, 2024 Accounting Analysis

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,422,457 may not be collectible pursuant to Optilan Liquidation. The Company recorded a bad debt provision for this amount.

As a result of Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $ 2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $ 1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of June 30, 2024.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $2,953,106 and $18,917,363 for the six-months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $423,243 and $2,483,389, respectively. As of June 30, 2024, the Company’s current liabilities exceeded its current assets by $19,044,331 and has an accumulated deficit of $70,319,873. As of June 30, 2024, the Company had $953 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

For the three-months ended June 30, 2024, total revenues were $14,318 compared to $412,769 for the three-months ended June 30, 2023, a decrease of $398,451. The decrease was primarily due to no revenues achieved by Wildlife, Optilan and TJM Electronics West, Inc given capital and resources restraints.

For the six-months ended June 30, 2024, total revenues were $25,168 compared to $1,950,602 for the six-months ended June 30, 2023, a decrease of $1,925,434. The decrease was primarily due to no revenues from Optilan as a result of the de-consolidation and TJM Electronics West, Inc given capital and resources restraints.

Cost of Revenues and Gross Margin

For the three-months ended June 30, 2024, cost of revenues was $671 compared to $1,184,848 for the three-months ended June 30, 2023, a decrease of $1,184,177. The decrease was mainly attributable to lower cost of revenues from Optilan and TJM Electronics West, Inc.

For the six-months ended June 30, 2024, cost of revenues was $870 compared to $2,411,640 for the six-months ended June 30, 2023, a decrease of $2,411,640. The decrease was mainly attributable to lower cost of revenues from Optilan and TJM Electronics West, Inc.

Gross (loss) profit for the three-months ended June 30, 2024 was $13,647 with a gross (loss) profit of 95% compared to ($772,079) for the three- months ended June 30, 2023 with a (187%) gross margin.

Gross (loss) profit for the six-months ended June 30, 2024 was $24,298 with a gross (loss) profit of 97% compared to ($461,038) for the six- months ended June 30, 2023 with a (24%) gross margin.

Operating Expenses

Selling, general and administrative expenses for three-months ended June 30, 2024 decreased by $329,222 to $170,315 from $499,537 for the three-months ended June 30, 2023. The decrease primarily consisted of decrease in advertising costs, insurance and information technology expenses.

Selling, general and administrative expenses for six-months ended June 30, 2024 decreased by $1,185,944 to $327,426 from $1,513,370 for the six-months ended June 30, 2023. The decrease primarily consisted of decrease in advertising costs, insurance and information technology expenses.

Salaries, wages and payroll taxes for three-months ended June 30, 2024 decreased to $185,000 from $578,900 for the three-months ended June 30, 2023. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Salaries, wages and payroll taxes for six-months ended June 30, 2024 decreased to $396,877 from $2.126,108 for the six-months ended June 30, 2023. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Professional fees for the three-months ended June 30, 2024 decreased to $23,260 from $255,690 for the three-months ended June 30, 2023 due to decrease in revenue.

Professional fees for the six-months ended June 30, 2024 decreased to $108,631 from $3,206,388 for the six-months ended June 30, 2023 due to reduced legal and auditor fees.

Depreciation and amortization for three-months ended June 30, 2024 decreased to $44,585 from $220,749 for the three-months ended June 30, 2023. This decrease is primarily due to the Optilan deconsolidation and sale of some subsidiary property, plant and equipment.

Depreciation and amortization for six-months ended June 30, 2024 decreased to $63,873 from $451,983 for the six-months ended June 30, 2023. This decrease is primarily due to the Optilan deconsolidation and sale of some subsidiary property, plant and equipment.

Bad Debt expense for the three-months ended June 20, 2024 increased $2,337 from $57,480 for the six-months ended June 30, 2023.

Bad Debt expense for the six-months ended June 20, 2024 decreased $2,362,640 from $2,422,457 for the six-months ended June 30, 2023. This was the result of the Optilan deconsolidation.

During the three-months ended June 30, 2024 and 2023, the Company recorded $0 and $115,971, respectively, in impairment on the Company’s goodwill and intangible assets

During the six-months ended June 30, 2024 and 2023, the Company recorded $0 and $6,925,137, respectively, in impairment on the Company’s goodwill and intangible assets

Other Income (Expense)

For the three-months ended June 30, 2024, we had other expense of ($1,947,377) compared to other expense of ($1,617,692) during three months ended June 30, 2023. The increase is due to an increase in interest expense.

For the six-months ended June 30, 2024, we had other expense of ($1,948,779) compared to other expense of ($1,810,882) during six months ended June 30, 2023. The increase is due to an increase in interest expense.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $2,416,706 and $4,118,097 for the three-months ended June 30, 2024 and 2023, respectively.

As a result of the above, we reported a net loss of continuing operations of $2,953,104 and $18,917,361 for the six-months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses.

During the three-months ended June 30, 2024, we had $222,004 in cash proceeds from our equity financings compared to $537,849 in 2023.

During the six-months ended June 30, 2024, we had $262,585 in cash proceeds from our equity financings compared to $2,625,650 in 2023.

As of June 30, 2024, we had cash of $953 compared to $11,912 as of December 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of June 30, 2024, our current liabilities exceeded our current assets by $19,044,331.

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

During the six-months ended June 30, 2024, net cash used in operating activities was $ 313,725 resulting from our net loss of $2,953,104 partially offset by non-cash charges of $1,707,137 primarily driven by our loss on equity investment resulting from the “SPAC” termination. In 2023, we had cash used in operating activities of $2,483,389 resulting from our net loss of $18,917,364, partially offset by non-cash charges of $13,479,314 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement.

Cash Flows from Investing Activities

During the six-months ended June 30, 2024, we had net cash used in investing activities of $(59,817).

During the six-months ended June 30, 2023, we had net cash used in investing activities of $1,154,848, including $419,737 in notes and $519,637 in advances to GSD, as well as our joint venture investment of $113,124 and purchase of property and equipment of $102,350.

Cash Flows from Financing Activities

During the six-months ended June 30, 2024, net cash provided by financing activities was $362,582 of which $362,585 was comprised of proceeds from the issuance of common stock.

During the six-months ended June 30, 2023, net cash provided by financing activities was $2,598,603 which was primarily comprised of proceeds from the sale of common stock of $2,625,650, less repayments of loans $27,047.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a- 15(e) of the Exchange Act, as of June 30, 2024. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2024 The Company resolved certain disputes with one of its lenders, GS Capital Partners LLC (“GS”), on terms mutually agreeable to both Darkpulse and GS. Specifically, DarkPulse and GS compromised over $2,600,000 of debt owed to GS in return for issuing shares to GS, as provided by the settlement agreement between the parties. This settlement is expected to be approved by the District Court for Clark County, Nevada,on or about August 15, 2024, and such approval will also resolve the collaborative proceeding initiated in such court to obtain approval of the settlement under Section 3(A)(10) of the Securities Act. Importantly, through this settlement, DarkPulse was able to negotiate a strict leak-out clause concerning the shares issued to GS, which DarkPulse believes will allow it to maintain its going concern value without the distraction of expensive and protracted litigation.

TJM West, Inc v Thomas J McCarthy Family Limited Partnership

On or about July 25,2023 TJM West filed an action in Maricopa court against its landlord for illegal lockout from the company’s facilities.

On or about August 18,2023 TJM West’s motion for Temporary Restraining Order was granted.

September 27, 2023 TJM West counsel motion to withdraw was accepted.

On or about October 6, 2923. TJM West hired new counsel to assist with a short deadline to file answers to landlords motion.

On or about November 6,2023 TJM West and its counsel mutually agreed to a withdrawal.

On or about November 6,2023 TJM West engaged new counsel.

On or about May 8,2024 TJM West dropped its motion for Temporary Restraining Order.

On or about May 24,2024 TJM West counsel filed motion to continue discovery.

On or about May 24,2024 TJM West’s counsel left the firm handling the litigation it was determined in the best interest of the company to terminate its relationship with the law firm. As of today the company is interviewing new counsel and evaluating its claims against landlord to determine if it’s financially responsible to incur additional fees related to exercising TJM’s right against the landlord for terminating the lease.

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

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. No commissions were paid in connection with the sales of securities above.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DarkPulse, Inc.

Date: August 19, 2024	By:	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

