Form 10-Q
period 2024-09-30
DarkPulse, Inc.
filed 2024-11-19
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-18730

DARKPULSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, 15th Fl., New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(800) 436-1436

(Registrant’s telephone number, including area code)

815 Walker Street, Suite 1155, Houston, TX 77002

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 19, 2024 was 10,301,957,534.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	September 30	December 31
	2024	2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,186	$11,912
Accounts receivable, net	927,381	868,948
Due from related party	–	–
Prepaid expenses and other current assets	71,917	76,185
TOTAL CURRENT ASSETS	1,164,485	957,045

NON-CURRENT ASSETS:
Property and equipment, net	721,504	743,282
Operating lease right-of-use assets	461,618	496,685
Patents, net	215,392	253,663
Goodwill	156,883	–
Investment in related party	–	1,500,000
Other assets, net	254,248	161,677
Intangible assets, net	24,770	–
TOTAL NON-CURRENT ASSETS	1,834,415	3,155,307
TOTAL ASSETS	$2,998,900	$4,112,353

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,845,825	$15,663,273
Convertible notes, net	–	120,925
Notes payable, current	2,491,691	1,923,868
Derivative liability	–	108,958
Loan payable, current	571,565	570,487
Loan payable, related party	361,747	361,747
Secured debenture, current	277,575	183,208
Operating lease liabilities - current	80,400	80,400
Other current liabilities	70,967	70,461
TOTAL CURRENT LIABILITIES	21,699,770	19,083,326

NON-CURRENT LIABILITIES:
Secured debenture	832,725	916,042
Loan payable	291,967	291,968
Operating lease liabilities - non-current	459,709	496,335
TOTAL NON-CURRENT LIABILITIES	1,584,401	1,704,345
TOTAL LIABILITIES	23,284,171	20,787,671

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both September 30, 2024 and December 31, 2023	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 10,301,957,534 and 8,100,117,720 shares issued as of September 30, 2024 and December 31, 2023, respectively.	1,030,197	798,346
Treasury stock at cost, 100,000 shares at September 30, 2024 and December 31, 2023	(1,000)	(1,000)
Additional paid-in capital	50,853,864	49,733,618
Common Stock to be issued	5,555	205,000
Non-controlling interests	1,211,812	1,217,410
Accumulated other comprehensive income (loss)	(2,475,811)	(1,253,356)
Accumulated deficit	(70,910,772)	(67,376,221)
TOTAL STOCKHOLDERS' DEFICIT	(20,285,271)	(16,675,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,998,900	$4,112,353

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	Unaudited	Audited	Unaudited	Audited
	2024	2023	2024	2023
REVENUES	$30,671	$82,071	$55,839	$2,032,673
COST OF REVENUES	–	3,005	870	2,414,645
GROSS PROFIT (LOSS)	30,671	79,066	54,969	(381,972)

OPERATING EXPENSES:
Selling, general and administrative	146,575	402,869	474,001	1,800,266
Salaries, wages and payroll taxes	185,000	253,622	581,877	2,379,730
Professional fees	226,023	(40,235)	406,654	3,166,153
Depreciation and amortization	31,837	44,502	95,709	496,485
Bad debt expense	–	11,506	59,817	2,433,963
Impairment expense	–	(115,971)	–	6,925,137
Gain on forgiveness of payables	–	–	–	–
TOTAL OPERATING EXPENSES	589,434	556,292	1,618,058	17,201,734

OPERATING LOSS	(558,763)	(477,226)	(1,563,089)	(17,583,706)

OTHER INCOME (EXPENSE):
Interest expense	61,209	(123,712)	(356,113)	(280,774)
Loss on deconsolidation	–	–	–	(1,642,795)
Change in fair market of derivative liabilities	(86,069)	(337,112)	(117,526)	(320,778)
Loss on equity investment	–	(20,765)	(1,500,000)	(159,849)
Gain on the forgiveness of debt	–	–	–	106,794
Exceptional Costs gain	(3,420)	–	(3,420)	–
Foreign currency exchange rate variance	–	(39,765)	–	(34,833)
TOTAL OTHER INCOME (EXPENSE)	(28,280)	(521,353)	(1,977,059)	(2,332,234)
		–
Net loss	(587,043)	(998,577)	(3,540,148)	(19,915,940)
Net loss attributable to non-controlling interests	(3,855)	11,284	5,598	821,977
Net loss attributable to Darkpulse, Inc.	$(590,898)	$(987,293)	$(3,534,550)	$(19,093,964)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	8,191,535,359	7,455,611,222	8,213,651,977	7,282,672,517

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Unaudited		Unaudited
	2024	2023	2024	2023
NET LOSS	(587,043)	(998,577)	(3,540,148)	(19,915,940)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(1,222,453)	(395,508)	(1,222,454)	(115,468)
COMPREHENSIVE LOSS	$(1,809,496)	$(1,394,085)	$(4,762,602)	$(20,031,408)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

	Preferred Stock						Common stock
	Series A		Series D		Common stock		to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	100	$1	88,235	$883	6,427,395,360	$642,740	–	$–
Common stock issued for cash, net of fees	–	–	–	–	531,671,500	53,167	–	–
Issuance of common stock for legal settlement	–	–	–	–	297,000,000	29,700	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2023	100	$1	88,235	$883	7,256,066,860	$725,608	–	$–
Common stock issued for cash, net of fees	–	–	–	–	203,842,371	20,384	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2023 (audited)	100	$1	88,235	$883	7,459,909,231	$745,992	–	$–
Common stock issued for cash, net of fees	–	–	–	–	180,036,058	18,004	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at September 30, 2023 (audited)	100	1	88,235	883	7,639,945,289	$763,996	–	$–

Balance at December 31, 2023	100	$1	88,235	$883	8,100,117,720	$798,346	–	$205,000
Common stock issued for cash, net of fees	–	–	–	–	52,162,997	5,218	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2024	100	$1	88,235	$883	8,152,280,717	$803,564	–	$205,000
Common stock issued for cash, net of fees	–	–	–	–	498,293,650	48,638	–	–
Issuance of common stock for conversion of convertible debt	–	–	–	–	111,267,868	11,127	–	–
Common Stock to be issued	–	–	–	–	166,666,666	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2024 (unaudited)	100	$1	88,235	$883	8,928,508,901	$863,328	–	$205,000
Common stock issued for cash, net of fees	–	–	–	–	1,373,448,633	166,689	–	–
Issuance of common stock for conversion of convertible debt	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	(205,000)
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock to be issued for cash	–	–	–	–	–	–	55,555,556	5,555
Net loss	–	–	–	–	–	–	–	–
Balance at September 30, 2024 (unaudited)	100	$1	88,235	$883	10,301,957,534	$1,030,197	55,555,556	$5,555

(continued)

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2022	100,000	$(1,000)	$44,602,052	$2,119,566	$(1,137,902)	$(46,555,334)	$(328,994)
Common stock issued for cash, net of fees	–	–	2,034,634	–	–	–	2,087,801
Issuance of common stock for legal settlement	–	–	1,960,200	–	–	–	1,989,900
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(462,345)	–	(462,345)
Net loss	–	–	–	(779,696)	–	(14,019,568)	(14,799,264)
Balance at March 31, 2023	100,000	$(1,000)	$48,596,886	$1,339,870	$(1,600,247)	$(60,574,902)	$(11,512,902)
Common stock issued for cash, net of fees	–	–	517,465	–	–	–	537,849
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,508)	–	(395,508)
Net loss	–	–	–	(30,997)	–	(4,087,099)	(4,118,096)
Balance at June 30, 2023 (audited)	100,000	$(1,000)	$49,114,351	$1,308,873	$(1,995,755)	$(64,662,001)	$(15,488,656)
Common stock issued for cash, net of fees	–	–	424,110	–	–	–	442,114
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	742,383	–	742,383
Net loss	–	–	–	(11,284)	–	(987,293)	(998,577)
Balance at September 30, 2023 (audited)	100,000	$(1,000)	$49,538,461	$1,297,589	$(1,253,370)	$(65,649,298)	$(15,302,739)

Balance at December 31, 2023	100,000	$(1,000)	$49,733,618	$1,217,410	$(1,253,356)	$(67,376,221)	$(16,675,319)
Common stock issued for cash, net of fees	–	–	35,364	–	–	–	40,580
Issuance of common stock for legal settlement	–	–	100,000	–	–	–	100,000
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	(3,009)	–	(533,389)	(536,398)
Balance at March 31, 2024	100,000	$(1,000)	$49,868,982	$1,214,401	$(1,253,356)	$(67,909,610)	$(17,071,136)
Common stock issued for cash	–	–	173,363	–	–	–	222,001
Issuance of common stock for conversion of convertible debt	–	–	98,394	–	–	–	109,521
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	(6,444)	–	(2,410,261)	(2,416,706)
Balance at June 30, 2024	100,000	$(1,000)	$50,140,739	$1,207,957	$(1,253,356)	$(70,319,873)	$(19,156,322)
Common stock issued for cash, net of fees	–	–	477,507	–	–	–	644,376
Issuance of common stock for conversion of convertible debt	–	–	–	–	–	–	–
Common Stock to be issued	–	–	205,000	–	–	–	–
Foreign currency adjustment	–	–	–	–	(1,222,455)	–	(1,222,455)
Common stock issued for cash	–	–	30,618	–	–	–	36,173
Net loss	–	–	–	3,855	–	(590,898)	(587,043)
Balance at September 30, 2024 (unaudited)	100,000	$(1,000)	$50,853,864	$1,211,812	$(2,475,811)	$(70,910,772)	$(20,285,271)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS UNAUDITED

Nine Months Ended September 30,

	2024	2023
Cash flows from operating activities:
Net loss	$(3,540,148)	$(19,915,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,709	513,860
Gain on forgiveness of payables and liabilities	–	(53,397)
Change in fair market of derivative liabilities	117,526	(320,778)
Loss on equity investment	1,500,000	159,849
Issuance of common stock for legal settlement	–	1,989,900
Amortization of debt discount	–	–
Impairment of goodwill and intangible assets	–	6,925,137
Bad debt expense	59,817	2,433,876
Loss on deconsolidation	–	1,642,795
Operating lease expense	35,068	31,087
Changes in operating assets and liabilities:
Accounts receivable	(58,434)	70,870
Inventory	–	(8,252)
Contract assets	–	(73,048)
Prepaid expenses and other assets	(77,103)	30,116
Contract liabilities	–	323,471
Loss provision for contracts in progress	–	15,968
Accounts payable and accrued expenses	2,182,555	2,272,852
Operating lease liabilities, net	(36,626)	(30,372)
Other current liabilities	(225,978)	(74,090)
Other assets	–	–
Other liabilities	(22,604)	–
Net cash used in operating activities	29,782	(4,066,096)
Cash flows from investing activities:
Purchases of property and equipment	(60,431)	(102,350)
Investment in related party	–	–
Investment in joint venture	–	(113,124)
Issuance of note receivable, related party	(29,817)	(563,317)
Advances to related party	(30,000)	(630,337)
Net cash used in investing activities	(120,248)	(1,409,128)
Cash flows from financing activities:
Issuance of common stock, net of fees	1,043,130	3,067,764
Proceeds from convertible notes	–	50,000
Net repayments of loan payable	579,950	(27,047)
Net cash provided by financing activities	1,623,081	3,090,717
Net change in cash	1,532,615	(2,384,507)
Effect of exchange rate on cash	(1,379,338)	389,067
Cash at beginning of year	11,912	2,060,332
Cash at end of year	$165,186	$64,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,971	$47,948
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	109,521	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s subsidiaries consist of

DarkPulse UK Ltd, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey provid project engineering & design, system provisioning and contract bid services globally and throughout Europe; Remote Intelligence, Limited Liability Company, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, Limited Liability Company, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; DarkPulse Electronics Manufacturing Inc., a company headquartered in Arizona who is a U.S. manufacturer of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

Liquidation/winding up of Optilan (UK) Limited

On May 3, 2023, Eversheds Sutherland (International) LLP, a creditor of Optilan (UK) Limited, filed a petition to wind up (“Winding up Petition”) Optilan (UK) Limited, a wholly owned subsidiary of the Company’s Subsidiary, Optilan HoldCo 3 Limited, and the matter was due to be heard in the Portsmouth Combined Court Centre on June 28, 2023.

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited (“Optilan Liquidation”). In conjunction with the order, the court appointed the Official Receiver’s Office (“OR”) to take the appointment as liquidator of Optilan (UK) Limited and take control of Optilan (UK) Limited’s assets. At that time DarkPulse, Inc. no longer has any involvement in the operations of Optilan (UK) Ltd.

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

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2024, and the results of operations for three and nine months and cash flows for the nine months ended September 30, 2024 and 2023 have been included.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2024, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 and of cash flows for the nine months ended September 20, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the consolidated results for the interim periods presented and of the consolidated financial condition as of the date of the interim consolidated balance sheet. The results of operations are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the year ended December 31, 2023.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of both September 30, 2024 and December 31, 2023, the Company determined that the allowance for doubtful accounts was $0 and $0, respectively.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of September 30, 2024 and December 31, 2023, retainage receivable was $0 and $0, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

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

*Optilian has been deconsolidated, and as a result, no translation rates were applied for the nine-months ended September 30, 2024.

The relevant translation rates are as follows: for the nine months ended September 30, 2024 closing rate at 1.35229 US$:CAD .01193 INR and .02936 TL

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

As a result of the Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 and $0 pertaining to goodwill and intangible assets as of September 30, 2024 and December 31, 2023.

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

During the nine months ended September 30, 2024 and 2023, the Company recorded a loss of $5,598 and $ 821,977, respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the nine months ended September 30, 2024 and 2023 the Company’s   only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Convertible notes	–	210,081,967
Series D preferred stock	176,470	176,470
	176,470	210,258,437

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted this new guidance on January 1, 2023, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $3,540,148 and $19,915,940 during the nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $29,782 and ($4,066,096), respectively. As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $22,119,689 and has an accumulated deficit of $70,910,772. As of September 30, 2024, the Company had $165,186 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

NOTE 4 – BUSINESS ACQUISITIONS

Optilan India PV,TLtd and Optilan Communication & Security Systems, Ltd.

On September 11, 2024, the Company closed a sale agreement with COLIN HARDMAN, CHRISTOPHER ALLEN AND GREGORY ANDREW PALFREY as Joint Liquidators, Optilan (UK) Limited incorporated and registered in England and Wales acting by the Joint Liquidators (Seller), purchasing the right, title and interest of shares in Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey along with the applicable intellectual property rights including the following software; (a) the accounting systems ; (b) customer resource management; and (c) the user interface for sensor systems. (2) The “Optilan.com” domain name and continued use of the “@optilan.com” email accounts. The Company agreed to pay $65,000 USD for both companies and the intellectual property rights.

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

Consideration
Property, Plant & Equipment	$22,100
Shares	42,900
Purchase price	$65,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on the estimated fair values as of September 11, 2024 was as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$–	$1,637
Accounts receivable	128,392	–	128,392
Other current assets	89,082	–	89,082
Property & equipment	35,595	–	35,595
Goodwill	181,478	–	181,478
Total assets	436,184	–	436,184
Assumed liabilities	371,184	–	371184
Non-controlling interest	–	–	–
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Services and products transferred at a point in time	$11,962	$32,168	$21,777	$796,716
Services and products transferred over time	18,709	49,903	34,062	1,235,957
Total revenue	$30,671	$82,071	$55,839	$2,032,673

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Products	$–	$71,886	$–	$329,400
Services	30,671	10,185	55,839	1,073,273
Total revenue	$30,671	$82,071	$55,839	$2,032,673

Revenue by geographic destination consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	$30,671	$74,586	$52,868	$449,238
United Kingdom	–	7,485	–	1,397,152
Rest of world	–	–	2,971	186,283
Total revenue	$30,671	$82,071	$55,839	$2,032,673

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

Contract liabilities on September 30, 2024 are $0 upon the deconsolidation related to the Optilan liquidation.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts receivable	$932,839	$868,948
Less: Allowance for doubtful accounts	(5,458)	–
Accounts receivable, net	$927,381	$868,948

The Company performed an analysis of the trade receivables related to Wildlife Specialists and determined that $5,458 is uncollectible. As of September 30, 2023, the Company recorded a bad debt provision for this amount.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Property and equipment	$1,128,493	$1,092,870
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,175,427	1,139,804
Less - accumulated depreciation	(453,923)	(396,522)
Property and equipment, net	$721,504	$743,282

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended September 30, 2024:

Goodwill
Balances at December 31, 2023	$–
Goodwill pertaining to new Acquisitions	156,883
Balances at September 30, 2024	$156,883

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of September 30, 2024 and 2023, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the nine months ended September 30, 2024 and 2023, the Company had patent amortization costs on its intrusion detection technology totaling $ 38,271 and $38,271 respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents:

	September 30, 2024	December 31, 2023
Patents	$904,269	$904,269
Less: accumulated amortization	(688,877)	(650,606)
Patents, net	$215,392	$253,663

For the nine months ended September 30, 2024 and 2023, the Company amortized $ 38,271 and $ 38,271, respectively.

Future expected amortization of patents is as follows:

As of December 31,
2024	$51,028
2025	51,028
2026	51,028
2027	51,028
Thereafter	11,280
Total patents	$215,392

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

During the nine months ended September 30, 2024, the Company contributed $0 to the joint venture and recorded a loss on the equity investment of $0.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts payable	$17,839,000	$13,721,562
Accrued liabilities	6,825	1,941,711
Total accounts payable and accrued expenses	$17,845,825	$15,663,273

NOTE 11 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2024 and December 31, 2023. In 2024 management determined the expected volatility of 164.21%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2023 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of September 30, 2024 and December 31, 2023.

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

As of both September 30, 2024 and December 31, 2023, there was $ 0 and $120,925 of convertible debt outstanding respectively, and a derivative liability of $ and $108,958 respectively.

The summary of convertible notes is as follows:

	September 30, 2024	December 31, 2023
Principal Outstanding	$–	$166,650
Less: unamortized debt discount	–	(45,725)
Convertible notes, net	$–	$120,925

Notes Payable

July 24, 2024, we and GS Capital Partners, LLC entered into a Settlement Agreement pursuant to which the Company entered into a confession of judgment in favor of GS Capital in the amount of $2,673,423.19 (the “Balance”). Upon approval of the court on August 19, 2024, the Company will issue to GS Capital free-trading and unrestricted shares of Common Stock pursuant to drawdown requests in the amounts determined by GS Capital, subject to a 4.99% beneficial ownership limitation. The shares will be issued a price per share equal to the average of the three lowest VWAPs for the five prior trading days. GS Capital will be allowed to sell, the greater of (1) in one week, no more than 1% of the total outstanding shares of the Company on a non-cumulative basis at the “ask” price, and (2) 15% of the daily trading volume of the Common Stock on any single trading day. Each drawdown will reduce the Balance. The Company is required to reserve 2,500,000,000 shares of Common Stock. On August 19, 2024, the Eighth Judicial District Court in Clark County, Nevada approved the settlement agreement and the litigation action (Case No: A-24-896764-C) has been concluded.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS- Short-term loans	151,970	151,970
Optilan Communication & Security Ltd – Short Term Loan	1,077	–
Loan payable, current	$571,565	$570,487

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,532	65,533
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	97,532
Loan payable, non-current	$291,967	$291,968

NOTE 12 – SECURED DEBENTURE

DPTI issued a convertible Debenture to the University (see Note 1) in exchange for the Patents assigned to the Company, in the amount of Canadian $1,500,000, or US$1,491,923 on December 16, 2010, the date of the Debenture. On April 24, 2017, DPTI issued a replacement secured term Debenture in the same CAD 1,500,000 amount as the original Debenture. The interest rate is the Bank of Canada Prime overnight rate plus 1% per annum. The Debenture had an initial required payment of CAD 42,000 (US$33,385) due on April 24, 2018 for reimbursement to the University of its research and development costs, and this has been paid. Interest-only maintenance payments are due annually starting after April 24, 2018. Payment of the principal begins on the earlier of (a) three years following two consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, (b) six years from April 24, 2017, or (c) in the event DPTI fails to raise defined capital amounts or secure defined contract amounts by April 24 in the years 2018, 2019, and 2020. The Company has raised funds in excess of the amount required for 2020, 2019 and 2018. Beginning in 2023, The principal repayment amounts will be due quarterly over a six-year period in the amount of Canadian Dollars 62,500. Based on the exchange rate between the Canadian Dollar and the U.S. Dollar on December 31, 2018, the quarterly principal repayment amounts will be US$48,447. The Debenture is secured by the Patents assigned by the University to DPTI by an Assignment Agreement on December 16, 2010. DPTI has pledged the Patents, and granted a lien on them pursuant to an Escrow Agreement dated April 24, 2017, between DPTI and the University.

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

“(c) the date that is seven (7) years from the Issue Date; or”

Section 3.1 of the Debenture is amended to the following:

3.1 Payback on the Principal Sum will commence over a four (4) year period upon the earlier of the following (each a “Payback Period”): (a) three (3) years following the Payor achieving positive earnings before interest, taxes, depreciation and amortization for two (2) consecutive quarters; or (b) the date that is seven (7) years from the Issue Date.

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

For the nine months ended September 30, 2024, and 2023, the Company recorded interest expense of $12,008 and $28,275, respectively. As of September 30, 2024 and December 31, 2023, the debenture liability totaled $1,110,300 and $1,099,250, respectively.

NOTE 13 – LEASES

The following was included in our balance sheet as of September 30, 2024 and December 31, 2023:

Operating leases	September 30, 2024	December 31, 2023
Assets
ROU operating lease assets	$461,618	$496,685

Liabilities
Current portion of operating lease	80,400	80,400
Operating lease, net of current portion	459,709	496,335
Total operating lease liabilities	$540,109	$576,735

The weighted average remaining lease term and weighted average discount rate at September 30, 2024 and December 31, 2023 were as follows:

Operating leases	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	7.50	7.75
Weighted average discount rate	6.00%	6.00%

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

NOTE 14 – STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2024 and December 31, 2023, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes, respectively.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 10,301,957,534 and 8,100,117,720 common shares issued, respectively.

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

2023 Transactions

On April 28, 2023, the Company entered into an Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

On June 13, 2023, the Company entered into an Amendment to the Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

On July 10, 2023, the Company entered into a Second Amendment to the Equity Financing Agreement with GHS, to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

2024 Transactions

On August 14, 2024, the Company entered into a Third Amendment to the Equity Financing Agreement with GHS, to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price

The RRA provides that we shall (i) use our best efforts to file with the SEC a Registration Statement within 45 days of the date of the GHS Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the SEC within 30 days after the date the GHS Registration Statement is filed with the SEC, but in no event more than 90 days after the GHS Registration Statement is filed.

Below is a table of all puts made by the Company under the 2022 EFA during 2024:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/8/2024	52,162,997	$44,736	$0.000858	$40,580
2/29/2024	178,571,428	100,000	$0.000560	100,000
8/19/2024	55,555,556	40,000	$.0007200	36,175
		$184,376		$176,755

* Issued shares pursuant to an individual stock purchase agreement with an unrelated investor (not under 2022 EFA)

In January 2023, the Company entered into a settlement of a dispute between certain stockholders in which the Company decided, during the period ended September 30, 2023, to issue shares to settle the dispute. In January 2023, the Company issued 297,000,000 shares of common stock to the individuals. The fair value of $1,989,900, or $0.0067 per share, was included in professional fees in the consolidated statements of operations in the nine months ended September 30, 2024. As part of this transaction $280,536 of accrued liabilities have been reversed.

Stock Options

As of September 30, 2024 and December 31, 2023, the Company had no outstanding stock options.

NOTE 15 – COMMITMENTS & CONTINGENCIES

Potential Royalty Payments

Our agreement with the University of New Brunswick requires a royalty of 2% beginning April 24, 2018; however, no royalties have been paid to the University of New Brunswick as the period for royalties has expired prior to any sales of the patented technology. The Company has no further requirement to pay royalties.

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

As of November 5, 2024, the final judgment has not been satisfied by Carebourn. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

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

As of November 5, 2024, the final judgment has not been satisfied by More. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should More fail to voluntarily pay the same.

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

On September 10, 2024, the Court entered an order granting in part the Company’s motion for sanctions against the Noteholders and their counsel of record. As of the date hereof, the Company has submitted declarations detailing its costs and expenses, including attorney’s fees, incurred from this action, which the Noteholders and their counsel of record challenged. The Court has not yet rendered its decision on the monetary sanctions that will be imposed against the Noteholders and their counsel of record.

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

On September 9, 2024, the FirstFire Defendants filed their opening memorandum of law in support of their motion to dismiss. Shortly thereafter, the Company opposed the FirstFire Defendants’ motion and the FirstFire Defendants filed their reply in further support.

As of the date hereof, the Court has not scheduled oral arguments on the FirstFire Defendants’ motion to dismiss or rendered its decision thereon. The Company remains committed to actively litigating its claims for relief against the FirstFire Defendants.

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

On August 19, 2024, the Second Circuit issued its decision and found that the District Court erred when granting the Crown Bridge Defendants’ motion to dismiss. As a result, the Second Circuit vacated the District Court’s decision and remanded the case back to the District Court for further proceedings consistent with its decision.

On September 30, 2024, the District Court entered a scheduling order, setting forth deadlines for discovery and dispositive motion practice.

The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

GS Capital Partners, LLC v. DarkPulse, Inc.

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

On or about June 28, 2024, the Company discussed with possible new counsel the feasibility of recovering its damages utilizing the courts. At that time, it appeared the cost of recovery would exceed the recoverable amount should the Company be successful in its litigation. TJM West is awaiting updates from the court in Maricopa County as to the status of the case.

The facilities in question had served as TJM West’s manufacturing facility and is located at 2640 W Medtronic Way Tempe, AZ 85281. Currently, we do not have access to the facility nor have we signed a new lease signed with the landlord.

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

During the nine months ended September 30, 2024 and 2023, certain executives of the Company received $0 and $0 , respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both September 30, 2024 and December 31, 2023, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both September 30, 2024 and December 31, 2023, the outstanding balance was $135,500.

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

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC. The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of September 30, 2024 and December 31, 2023, the outstanding note receivable was $0 and $1,702,014, respectively.

As of September 30, 2024 and December 31, 2023, the Company has $0 and $0 respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $120,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand. On January 24,2024 the SPAC was terminated and the outstanding due from related party was determined to be uncollectible, therefore, written off as bad debt as of December 31, 2023 and the remaining as of September 30, 2024.

NOTE 17 – SUBSEQUENT EVENTS

None.

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

Our Subsidiaries

Our subsidiaries consist of DarkPulse UK Ltd,, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey provide project engineering & design, system provisioning and contract bid services globally and throughout Europe; Remote Intelligence, Limited Liability Company, a company headquartered in Pennsylvania who provides unmanned aerial drone and unmanned ground crawler (UGC) services to a variety of clients from industrial mapping and ecosystem services, to search and rescue, to pipeline security; Wildlife Specialists, Limited Liability Company, a company headquartered in Pennsylvania who provides clients with comprehensive wildlife and environmental assessment, planning, and monitoring services; TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers; DarkPulse Electronics Manufacturing Inc., a company headquartered in Arizona who is a U.S.   manufacturer of advanced electronics, cables and sub-assemblies specializing in advanced package and complex CCA and hardware.

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

Nine-Months Ended September 30, 2024 Accounting Analysis

The Company performed an analysis of the trade receivables related to Optilan (UK) Limited and determined that an additional $2,422,457 may not be collectible pursuant to Optilan Liquidation. The Company recorded a bad debt provision for this amount.

As a result of Optilan Liquidation as described in Note 1, management determined that certain events and circumstances occurred that indicated that the carrying amount of the Company’s reporting unit may not be recoverable. The qualitative assessment was primarily due to the customer contracts held by Optilan (UK) Limited and the associated revenue projections by the UK subsidiary that is subject to the potential winding up. As such, the Company compared the fair value of the reporting unit to the carrying amounts and recorded an impairment loss of $ 2,037,670 pertaining to impairment and goodwill in the consolidated statements of operations. The Company recorded impairment of the indefinite-lived intangible asset of $356,260, and impairment of goodwill of $ 1,681,410. The Company has one reporting unit which was evaluated in the impairment test noted above. As a result of the impairment, the Company had a carrying value of $0 pertaining to goodwill and intangible assets as of September 30, 2024.

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

On April 28, 2023 we entered an Equity Financing Agreement, which was superseded by the Amended Equity Financing Agreement dated June 13, 2023, which was then superseded by the Second Amended Equity Financing Agreement dated July 10, 2023, which was then superseded by the Thrid Amended Equity Financing Agreement dated August 14, 2024 as amended (the “EFA”), and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 12 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

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

Below is a table of all puts made by the Company under the EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/28/2023	91,796,875	$235,000	$0.002560	$208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
11/14/2023	18,997,442	25,180	$0.001325	22,392
11/22/2023	29,685,620	34,717	$0.001169	31,262
12/1/2023	51,275,586	47,973	$0.000936	43,590
12/11/2023	87,136,216	108,019	$0.001240	99,433
12/27/2023	67,522,014	57,909	$0.000858	52,830
	471,033,145	$1,088,356		$941,191

Below is a table of all puts made by the Company under the EFA during 2024:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/8/2024	52,162,997	$44,736	$0.000858	$40,580
2/29/2024	178,571,428	100,000	$0.000560	100,000
8/19/2024	55,555,556	40,000	$0.0007200	36,175
	286,289,981	$184,376		$176,755

Prior to the sales being made, GHS agreed to purchase the shares without an effective registration statement in place, and, as such, the shares were restricted.

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $3,540,148 and $ 19,915,940 for the nine-months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $29,782 $4,066,096, respectively. As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $20,535,287 and has an accumulated deficit of $70,910,772 . As of September 30, 2024, the Company had $165,186 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

For the three-months ended September 30, 2024, total revenues were $30,671 compared to $80,071 for the three-months ended September 30, 2023, a decrease of $ 51,400. The decrease was primarily due to no revenues achieved by Wildlife, Optilan and TJM Electronics West, Inc given capital and resources restraints.

For the nine-months ended September 30, 2024, total revenues were $ 55,839 compared to $2,032,6763 for the nine-months ended September 30, 2023, a decrease of $1,976,834. The decrease was primarily due to no revenues from Optilan as a result of the de-consolidation and TJM Electronics West, Inc given capital and resources restraints.

Cost of Revenues and Gross Margin

For the three-months ended September 30, 2024, cost of revenues was $ 0 compared to $3,005 for the three-months ended September 30, 2023, a decrease of $ 3,005. The decrease was mainly attributable to lower cost of revenues from Optilan and TJM Electronics West, Inc.

For the nine-months ended September 30, 2024, cost of revenues was $870 compared to $2,414,645 for the nine-months ended September 30, 2023, a decrease of $2,413,775 . The decrease was mainly attributable to lower cost of revenues from TJM Electronics West, Inc and Optilan deconsolidation.

Gross (loss) profit for the three-months ended September 30, 2024 was $30,671 with a gross (loss) profit of 100% compared to 79,066 for the three- months ended September 30, 2023 with a 96% gross margin.

Gross (loss) profit for the nine-months ended September 30, 2024 was $54,969 with a gross (loss) profit of 98% compared to ($381,972) for the nine- months ended September 30, 2023 with a (19%) gross margin.

Operating Expenses

Selling, general and administrative expenses for three-months ended September 30, 2024 decreased by $256,294 to $146,575 from $402,869 for the three-months ended September 30, 2023. The decrease primarily consisted of decrease in consultant costs, legal insurance and information technology expenses.

Selling, general and administrative expenses for nine-months ended September 30, 2024 decreased by $ 1,326,365 to $474,001 from $1,800,266 for the nine-months ended September 30, 2023. The decrease primarily consisted of decrease in consultant costs, legal, insurance and information technology expenses.

Salaries, wages and payroll taxes for three-months ended September 30, 2024 decreased to $185,000 from $253,622 for the three-months ended September 30, 2023. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Salaries, wages and payroll taxes for nine-months ended September 30, 2024 decreased to $581,877 from $2,379,730 for the nine-months ended September 30, 2023. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Professional fees for the three-months ended September 30, 2024 increased to $226,026 from ($40,235) for the three-months ended September 30, 2023 .

Professional fees for the nine-months ended September 30, 2024 decreased to $406,654 from $3,166,153 for the nine-months ended September 30, 2023 due to reduced legal and auditor fees.

Depreciation and amortization for three-months ended September 30, 2024 decreased to $31,837 from $44,502 for the three-months ended September 30, 2023. This decrease is primarily due to the Optilan deconsolidation and sale of some subsidiary property, plant and equipment.

Depreciation and amortization for nine-months ended September 30, 2024 decreased to $95,709 from $496,485 for the nine-months ended September 30, 2023. This decrease is primarily due to the Optilan deconsolidation and sale of some subsidiary property, plant and equipment.

Bad Debt expense for the three-months ended September 20, 2024 decreased $11,506 from $11,506 for the three-months ended September 30, 2023.

Bad Debt expense for the nine-months ended September 20, 2024 decreased $2,374,146 from $2,433,963 for the nine-months ended September 30, 2023. This was the result of the Optilan deconsolidation.

During the three-months ended September 30, 2024 and 2023, the Company recorded $0 and $115,971, respectively, in impairment on the Company’s goodwill and intangible assets

During the nine-months ended September 30, 2024 and 2023, the Company recorded $0 and $6,925,137, respectively, in impairment on the Company’s goodwill and intangible assets

Other Income (Expense)

For the three-months ended September 30, 2024, we had other expense of 28,280 compared to other expense of ($521,353 ) during three months ended September 30, 2023. The decrease is due to FMV of derivatives .

For the nine-months ended September 30, 2024, we had other expense of ($1,977,059 ) compared to other expense of ($2,332,234 ) during nine months ended September 30, 2023, mainly attributable the termination of the SPAC. .

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $587,043 and $998,581 for the three-months ended September 30, 2024 and 2023, respectively.

As a result of the above, we reported a net loss of continuing operations of $3,540,148 and $19,915,940 for the nine-months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses.

During the three-months ended September 30, 2024, we had $474,205 in cash proceeds from our equity financings compared to $334,115 in 2023.

During the nine-months ended September 30, 2024, we had $ 696,205 in cash proceeds from our equity financings compared to $2,859,764 in 2023.

As of September 30, 2024, we had cash of $165,579 compared to $11,912 as of December 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of September 30, 2024, our current liabilities exceeded our current assets by $20,535,288.

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

During the nine-months ended September 30, 2024, net cash used in operating activities was $29,782 resulting from our net loss of $3,540,148 partially offset by non-cash charges of $1,748,303 primarily driven by our loss on equity investment resulting from the “SPAC” termination. In 2023, we had cash used in operating activities of $2,483,389 resulting from our net loss of $18,917,364, partially offset by non-cash charges of $13,479,314 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2024, we had net cash used in investing activities of $ 120,248 .

During the nine-months ended September 30, 2023, we had net cash used in investing activities of $1,409,128 , including $563,317 in notes and $630,337 in advances to GSD, as well as our joint venture investment of $113,124 and purchase of property and equipment of $102,350.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2024, net cash provided by financing activities was $1,623,081 of which $1,043,131 was comprised of proceeds from the issuance of common stock.

During the nine-months ended September 30, 2023, net cash provided by financing activities was $3,090,717 which was comprised of proceeds from convertible notes of $50,000 and the sale of common stock of $3,067,764 , less repayments of loans $27,047.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a- 15(e) of the Exchange Act, as of September 30, 2024. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 5, 2024, the final judgment has not been satisfied by Carebourn. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

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

As of November 5, 2024, the final judgment has not been satisfied by More. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should More fail to voluntarily pay the same.

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

On September 10, 2024, the Court entered an order granting in part the Company’s motion for sanctions against the Noteholders and their counsel of record. As of the date hereof, the Company has submitted declarations detailing its costs and expenses, including attorney’s fees, incurred from this action, which the Noteholders and their counsel of record challenged. The Court has not yet rendered its decision on the monetary sanctions that will be imposed against the Noteholders and their counsel of record.

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

On September 9, 2024, the FirstFire Defendants filed their opening memorandum of law in support of their motion to dismiss. Shortly thereafter, the Company opposed the FirstFire Defendants’ motion and the FirstFire Defendants filed their reply in further support.

As of the date hereof, the Court has not scheduled oral arguments on the FirstFire Defendants’ motion to dismiss or rendered its decision thereon. The Company remains committed to actively litigating its claims for relief against the FirstFire Defendants.

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

On August 19, 2024, the Second Circuit issued its decision and found that the District Court erred when granting the Crown Bridge Defendants’ motion to dismiss. As a result, the Second Circuit vacated the District Court’s decision and remanded the case back to the District Court for further proceedings consistent with its decision.

On September 30, 2024, the District Court entered a scheduling order, setting forth deadlines for discovery and dispositive motion practice.

The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

GS Capital Partners, LLC v. DarkPulse, Inc.

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

On or about June 28, 2024, the Company discussed with possible new counsel the feasibility of recovering its damages utilizing the courts. At that time, it appeared the cost of recovery would exceed the recoverable amount should the Company be successful in its litigation. TJM West is awaiting updates from the court in Maricopa County as to the status of the case.

The facilities in question had served as TJM West’s manufacturing facility and is located at 2640 W Medtronic Way Tempe, AZ 85281. Currently, we do not have access to the facility nor have we signed a new lease signed with the landlord.

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

On August 15, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 111,111,111 shares of Common Stock for a total consideration of $50,000.

On August 19, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 22,222,222 shares of Common Stock for a total consideration of $10,000.

On August 19, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 13,333,333 shares of Common Stock for a total consideration of $10,000.

On August 27, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 48,000,000 shares of Common Stock for a total consideration of $36,000.

On September 12, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 88,888,888 shares of Common Stock for a total consideration of $40,000.

On September 19, 2024 the Company entered into a Stock Purchase Agreement with an investor for the purchase of 100,000,000 shares of Common Stock for a total consideration of $40,000.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. No commissions were paid in connection with the sales of securities above.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DarkPulse, Inc.

Date: November 19, 2024	By:	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

