Form 10-Q/A
period 2024-09-30
DarkPulse, Inc.
filed 2024-12-12
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

DarkPulse, Inc., a Delaware corporation (the “Company”), is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2024 (the “Original Filing”), to amend our disclosures found in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the financial statements.

In accordance with the applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Principal Executive Officer and Principal Financial and Accounting Officer.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $3,540,148 and $19,915,940 during the nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $29,782 and ($4,066,096), respectively. As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $20,535,285 and has an accumulated deficit of $70,910,772. As of September 30, 2024, the Company had $165,186 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entity and related operations of the Optilan subsidiaries.

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

During the nine months ended September 30, 2024 and 2023, certain executives of the Company received $0 and $0, respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $3,540,148 and $ 19,915,940 for the nine-months ended September 30, 2024 and 2023, respectively, and net cash provided (used) in operating activities of $29,782 $4,066,096, respectively. As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $20,535,287 and has an accumulated deficit of $70,910,772. As of September 30, 2024, the Company had $165,186 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

For the three-months ended September 30, 2024, total revenues were $30,671 compared to $82,071 for the three-months ended September 30, 2023, a decrease of $ 51,400. The decrease was primarily due to no revenues achieved by Wildlife, Optilan and TJM Electronics West, Inc given capital and resources restraints.

For the nine-months ended September 30, 2024, total revenues were $ 55,839 compared to $2,032,673 for the nine-months ended September 30, 2023, a decrease of $1,976,834. The decrease was primarily due to no revenues from Optilan as a result of the de-consolidation and TJM Electronics West, Inc given capital and resources restraints.

Cost of Revenues and Gross Margin

For the three-months ended September 30, 2024, cost of revenues was $ 0 compared to $3,005 for the three-months ended September 30, 2023, a decrease of $ 3,005. The decrease was mainly attributable to lower cost of revenues from Optilan and TJM Electronics West, Inc.

For the nine-months ended September 30, 2024, cost of revenues was $870 compared to $2,414,645 for the nine-months ended September 30, 2023, a decrease of $2,413,775. The decrease was mainly attributable to lower cost of revenues from TJM Electronics West, Inc and Optilan deconsolidation.

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

Professional fees for the three-months ended September 30, 2024 increased to $226,026 from ($40,235) for the three-months ended September 30, 2023.

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

For the three-months ended September 30, 2024, we had other expense of 28,280 compared to other expense of ($521,353 ) during three months ended September 30, 2023. The decrease is due to FMV of derivatives.

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

During the nine-months ended September 30, 2024, we had $ 696,205 in cash proceeds from our equity financings compared to $3,090,717 in 2023.

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

During the nine-months ended September 30, 2024, net cash used in operating activities netwas $29,782 resulting from our net loss of $3,540,148 partially offset by non-cash charges of $1,808,120 primarily driven by our loss on equity investment resulting from the “SPAC” termination. In 2023, we had cash used in operating activities of $4,066,096 resulting from our net loss of $19,915,940, partially offset by non-cash charges of $13,322,329 primarily driven by impairment charges, bad debt expense and the issuance of common stock for a legal settlement.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2024, we had net cash used in investing activities of $ 120,248.

During the nine-months ended September 30, 2023, we had net cash used in investing activities of $1,409,128, including $563,317 in notes and $630,337 in advances to GSD, as well as our joint venture investment of $113,124 and purchase of property and equipment of $102,350.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2024, net cash provided by financing activities was $1,623,081 of which $1,043,131 was comprised of proceeds from the issuance of common stock.

During the nine-months ended September 30, 2023, net cash provided by financing activities was $3,090,717 which was comprised of proceeds from convertible notes of $50,000 and the sale of common stock of $3,067,764, less repayments of loans $27,047.

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

DarkPulse, Inc.

Date: December 12, 2024	By:	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

