Form 10-K
period 2024-12-31
DarkPulse, Inc.
filed 2025-04-14
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18730

DarkPulse, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0472109
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle Floor 15 New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(800) 436-1436

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2024 was approximately $10,714,210. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 10, 2025, was 12,517,591,357.

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

ii

PART I

ITEM 1.	BUSINESS.

As used in this Form 10-K, the terms “we,” “us,” “our,” and the “Company” refer to DarkPulse, Inc., a Delaware corporation, and its subsidiaries.

Organization

DarkPulse, Inc. (“DPI” or “Company”) is a technology-security company incorporated in 1989 as Klever Marketing, Inc. (“Klever”). Its wholly owned subsidiary, DarkPulse Technologies Inc. (“DPTI”), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

Current Operations

As a result of the liquidation of Optilan UK Ltd, our current operations now include: DarkPulse, Inc., based in New York; Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey.

Optilan India Pvt Ltd, operating in India, provides project engineering & design, system provisioning and contract bid services for the Company globally. Optilan Communications & Security Systems Ltd, provides project engineering & design, system provisioning and contract bid services for the Company throughout Europe.

DarkPulse Manufacturing Inc., based in Arizona (formerly TJM Electronics West, Inc.), is no longer providing products or services as a result of the Company’s relationship with Sanmina Corporation who is handling both the design and manufacturing of the Company’s patented hardware.

Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned.

We have recently completed development activities of our Gen. 3 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp (NASDAQ: SANM) for full manufacturing of our patented BOTDA sensor system hardware. Sanmina has completed two of the Company’s system hardware units which are being utilized for product demonstrations for Border Security opportunities and Pipeline Leak Detection opportunities both inside and outside of the United States. Our business model, as it relates to hardware sales, is “Just in Time” maintaining a very low inventory. Projects require several weeks of installation, design, and engineering followed by the installation of fiber optic cables. The average time required to build hardware units is less than the time needed for the engineering and fiber installation process. To date, we have yet to sell our patented BOTDA dark-pulse sensor system. As mentioned, our manufacturing partner has built two units for demonstration of the system to potential customers. We are now able to sell our patented technology and related services. We currently have no commitments to buy our units.

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

Section 3.2 of the Debenture is amended to the following:

“3.2 The Payor shall be required to pay the Payee, in quarterly installments over a four (4) year period commencing from the start of the Payback Period, the following:

(a) Ninety-Three Thousand Seven Hundred and Fifty Canadian Dollars ($93,750.00 CDN); and

(b) interest accrued on the Principal Sum on a declining balance; and

(c) all costs associated with protecting the Technology.”

Our Operating Units

Our material subsidiaries consist of the following:

•	TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

•	Optilan India Pvt Ltd is operating in India providing project engineering and design, system provisioning and contract bid services for the Company globally.

•	Optilan Communications & Security Systems Ltd, (Turkey) is providing project engineering & design, system provisioning and contract bid services for the Company throughout Europe.

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

Optilan Communications & Security Systems Ltd, (Turkey)

Optilan Communications & Security Systems Ltd (Turkey) operates as a telecommunications systems integrator company. The company provides a supply of equipment and cable installation services. Optilan offers services in market areas including oil and gas, rail, law enforcement, telecoms, and other power utilities. The company also offers training, safety, and management systems for the Company throughout Europe.

Optilan India Pvt Ltd

Is a leading independent security and communications systems integrator worldwide. It has thirty years of expertise in areas from planning and design to site commissioning and post-installation support. Optilan provides integrated telecoms, telecoms and transport services and support with pipeline integrity systems as well as critical infrastructure. Optilan understands the day-to-day challenges posed to its customers in the ever-changing world of communications and security. Optilan supports and works together with customers in delivering mission critical, efficient, innovative and UKAS accredited solutions to meet project requirements. Optilan is providing project engineering and design, system provisioning and contract bid services for the Company globally.

Recent Acquisitions

On or about May 20, 2024, we became aware of an ambiguity in the signed Sale Agreement to purchase Optitlan India Pvt Ltd, Optilan Communications & Security Systems Ltd (Turkey) and certain intellectual properties belonging to Optilan UK Ltd (in liquidation). During negotiations Eveyln (the liquidator) suggested a broader language scope related to the intellectual property portion of the agreement. Upon additional discussions with Evelyn, an ambiguity was discussed related to software that was built by employees of Optilan UK Ltd. The Company had always intended to include the software as part of the asset purchase; however, Evelyn understood the agreement to exclude this important piece of intellectual property. After discussions related to the Company’s expenses related to the creation of the software and its crucial role in the completion of the user interface, both groups agreed the software would be part of the original Sales Agreement. No supplemental agreements were signed.

On September 11, 2024, we entered into and closed the Sale Agreement with Optilan (UK) Limited (in liquidation) incorporated and registered in England and Wales with company number 02715788 (“Optilan” or the “Seller”), and Colin Hardman, Christopher Allen and Gregory Andrew Palfrey, as joint liquidators of the Seller all of Evelyn Partners LLP (the “Joint Liquidators”). Under the agreement, we purchased from the Seller for $65,000 all right, title, and interest in the following: (1) shares in Otilan India PVT (India), (2) shares in Optilan Communications & Security Systems Ltd (Turkey), and (3) the “Applicable Intellectual Property Rights,” as defined in the agreement and below. The following are excluded from the purchase: (1) any Excluded Intellectual Property Rights, as defined in the agreement; (2) any cash in hand or at the bank; (3) any real property owned, leased or used by the Seller; (4) all policies of insurance and assurance and any actual or potential claim under such policies or similar contracts or in damages against any third party; (5) the benefit of any actual or potential claim, or right to make a claim, against any person including the proceeds of any litigation; (6) any other shares or other securities owned by the Seller; (7) any stock-in-trade, work-in-progress or raw materials owned by the Seller; and (8) any plant and machinery, including but not limited to any motor vehicles owned or used by the Seller. “Applicable Intellectual Property Rights” are defined in Schedule 2 of the agreement as: (1) The software the Buyer assisted in creating for: (a) the accounting systems; (b) customer resource management; and (c) the user interface for sensor systems. (2) The “Optilan.com” domain name and continued use of the “@optilan.com” email accounts.

The main interest for the Company’s acquisition of “certain assets” of Optilan UK Ltd include past performance linked to both Optilan India Pvt Ltd and Optilan Communications & Security Solutions Ltd to wit large scale Oil & Gas pipeline monitoring systems but equally important the design, engineering of fiber optic sensing systems along with extensive engineering capabilities across multiple industry segments globally.

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

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims against Optilan (UK) Limited as of the date hereof and Evelyn Partners continues to liquidate the company’s assets.

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

The Business Combination

The BCA provides, among other things, that Merger Sub will merge with and into DarkPulse, with DarkPulse as the surviving company in the merger and, after giving effect to such merger, DarkPulse shall be a wholly owned subsidiary of GSD. GSD will continue to be named “Global System Dynamics, Inc.” and the combined entity will trade under the symbol “DARK.”

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

Conditions to Each Party’s Obligations

Under the BCA, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Business Combination having expired or been terminated and any other required regulatory approvals applicable to the transactions contemplated by the BCA having been obtained and remaining in full force and effect; (ii) all the DarkPulse Preferred Stock being converted to DarkPulse Common Stock prior to the Effective Time; (iii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (iv) the registration statement on Form S-4 containing the joint proxy statement/prospectus filed by DarkPulse and GSD relating to the BCA and the Merger (the “Registration Statement”) becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), no stop order being issued by the SEC and remaining in effect with respect to the Registration Statement, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (v) GSD’s initial listing application with Nasdaq in connection with the Business Combination having been approved; (vi) GSD’s Board consisting of the number of directors, and comprising the individuals, determined pursuant to the BCA; (vii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of the DarkPulse’s stockholders; (viii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of GSD’s stockholders; (ix) after giving effect to the transactions contemplated (including the PIPE Financing), GSD has at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act of 1934, as amended (the “Exchange Act”)) immediately after the Effective Time; (x) the absence of a DarkPulse Material Adverse Effect since the date of the BCA that is continuing, and (xi) the absence of a GSD Material Adverse Effect since the date of the BCA that is continuing.

Termination

The BCA may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation, (i) by the mutual written consent of GSD and DarkPulse; (ii) by GSD, subject to certain exceptions, if any of the representations or warranties made by DarkPulse are not true and correct or if DarkPulse fails to perform any of its covenants or agreements under the BCA (including an obligation to consummate the Closing) such that certain conditions to the obligations of GSD could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) 30 days after written notice thereof, and (B) February 9, 2024 (the “Termination Date”); (iii) by DarkPulse, subject to certain exceptions, if any of the representations or warranties made by us are not true and correct or if GSD fails to perform any of GSD’s covenants or agreements under the BCA (including an obligation to consummate the Closing) such that the condition to the obligations of DarkPulse could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) 30 days after written notice thereof, and (B) the Termination Date iv) by either GSD or DarkPulse, if the Closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the BCA by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the BCA; (v) by either GSD or DarkPulse, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the BCA and such order or other action shall have become final and non-appealable; or (B) if the required DarkPulse or GSD stockholder consent is not obtained; (vi) by GSD, if (A) DarkPulse does not deliver, or cause to be delivered to GSD a Transaction Support Agreement duly executed by certain DarkPulse stockholders or (B) the DarkPulse stockholders meeting has been held, has concluded, DarkPulse stockholders have duly voted, and DarkPulse stockholder approval was not obtained; (vii) by GSD should DarkPulse not deposit into the Trust Account in a timely manner the funds necessary to extend the period for us to complete an initial business combination for an additional period of six months from August 9, 2023, in accordance with, and as required pursuant to, the BCA; and (x) by GSD should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the Closing Date.

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

Trust Funds and Public Shares

As of January 23, 2024, GSD had approximately $5,233,823 left in trust and 477,066 public shares outstanding.

Termination of the BCA

On January 23, 2024, the BCA was terminated by mutual consent of the parties thereto. Although, as the Sponsor of GSD, the Company still owns all of the issued and outstanding shares of Class B Common Stock of GSD, all legal rights the Company had under the BCA have been terminated. GSD had until February 9, 2024 to consummate a business combination. Due the fact that GSD did not consummate a business combination by February 9, 2024, there will be a mandatory liquidation and subsequent dissolution. For more information about the GSD liquidation, please see “Due to the failure of GSD to consummate a business combination with DarkPulse by February 9, 2024, GSD will be forced to liquidate, which may make the shares of GSD owned by DarkPulse worthless and DarkPulse may be unable to recoup any expenses spent on acquiring securities of GSD and loans to GSD.” in the section titled “Risk Factors.”

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

Historically, distributed sensor systems have been too costly, slow and limited in their capabilities to attain widespread use. In addition, Brillouin-based sensors have been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length has also limited the use of distributed sensor systems. Due to these shortcomings, existing technologies are unable to succeed within today’s dynamic environments and needs for more advanced sensor technologies have remained unsatisfied.

By contrast to existing technologies, our BOTDA technology is a distributed-fiber sensing system, based on dark-pulse Brillouin scattering, which reports in real-time on conditions such as temperature, stress, strain corrosion and structural health monitoring of Critical Infrastructure/Key Resources including Bridges, Buildings, Roadways pipelines and mining installations.

Our BOTDA technology’s differentiators from and advantages over existing technologies:

•	Real-time Reporting: Higher data acquisition speeds allowing for structural monitoring of dynamic systems;

•	Cost to Customer: Significantly lower acquisition and operating costs;

•	Precision: A greater magnitude of precision and spatial resolution than other systems currently available;

•	Applications: Wider range of capabilities than other systems currently available;

•	Power Consumption: Lower power consumption than existing systems allowing for off-grid installations;

•	Integration: Capable of integrating with existing systems; and

•	Central station monitoring/cloud-based GUI.

We believe that these key advantages should allow us not only to enter existing markets, but more importantly, to open new market opportunities with new applications. We intend to leverage new applications to target clients that have been unable to make use of distributed fiber optic technology to date.

Revenue

Our revenues are generated primarily from the sales of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management.

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

Through DPTI’s April 2017 Intellectual Property agreement with the University, DPTI was sold, transferred, and assigned U.S. Patent Nos. 7,245,790 (Canadian Patent No. 2,502,275 and active until May 19, 2025), 8,643,829 (active until September 7, 2030), and 9,534,965 (active until April 26, 2031), each of which are related to our BOTDA dark-pulse technology.

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

Employees

As of April 14, 2025, we had 13 full-time employees and no part-time employees.

ITEM 1A.	RISK FACTORS.

Readers of this Form 10-K should carefully consider the risks and uncertainties described below.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition, and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

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

Risks Related to Our Business

Our former wholly owned subsidiary, Optilan (UK) Limited, is in liquidation. As an unsecured creditor, we are at risk of losing significant repayment obligations due from Optilan (UK) Limited.

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

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims as of the date hereof against Optilan (UK) Limited and Evelyn Partners continues to liquidate the company’s assets.

We are an unsecured creditor of Optilan (UK) Limited and are at risk of losing any repayment of obligations due from Optilan (UK) Limited because there are several intercompany relationships between the Company and Optilan (UK) Limited, the financial impact of any future claims and liabilities may not be known for several months. We have approximately $19.4 million intercompany payables due from Optilan (UK), which will increase our liabilities for any obligations not repaid. We expect the remaining assets held by Optilan (UK) Limited to be fully impaired and reported as Loss on Deconsolidation during the second quarter of 2023 as a result of the winding-up order for liquidation. We are still evaluating the full effects of the winding-up order for liquidation and the material adverse effects it will have on our continued operations and ability to meet future obligations. In the event we lose the repayment obligations of Optilan (UK) Limited, our financial condition could be materially adversely affected.

Due to the failure of GSD to consummate a business combination with DarkPulse by February 9, 2024, GSD will be forced to liquidate, which may make the shares of GSD owned by DarkPulse worthless and DarkPulse may be unable to recoup any expenses spent on acquiring securities of GSD and loans to GSD.

On January 23, 2024, the BCA was terminated by mutual consent of the parties thereto. Although, as the Sponsor of GSD, the Company still owns all the issued and outstanding shares of Class B Common Stock of GSD, all legal rights the Company had under the BCA have been terminated. GSD had until February 9, 2024 to consummate a business combination. Due the fact that GSD did not consummate a business combination by February 9, 2024, there will be a mandatory liquidation and subsequent dissolution.

On or about April 17,2024 GSD has redeemed the remaining public shares and has been liquidated and dissolved. The Company may be subject to claims of creditors based on the type and nature of claims stemming from this transaction, however any such prospective claims at this point in time are speculative at best.

GSD is a blank check company with limited resources. Since there are limits on use of the Trust Funds for GSD’s working capital in connection with a business combination, GSD must rely on DarkPulse, its Sponsor, management or outside sources to pay for the various expenses associated with completing a business combination. For this purpose, DarkPulse has advanced to GSD non-interest-bearing working capital loans. As of January 23, 2024, GSD had issued to DarkPulse non-interest bearing non-convertible promissory notes for working capital loans in the principal amount of $679,582. In addition, on October 12, 2022, DarkPulse paid Gladstone Sponsor, LLC (GSD’s original sponsor) $1,500,000 for 2,623,120 shares of Class B Common and 4,298,496 Private Placement Warrants issued by GSD to Gladstone Sponsor, LLC in order to become GSD’s Sponsor. DarkPulse has also expended an additional estimated $1,142,241 to third-party service providers in connection with the attempted business combination with GSD. Together, DarkPulse expended an estimated aggregate of $3,321,823 in connection with the attempted business combination with GSD.

All funds loaned to GSD by DarkPulse can only be repaid only from funds held outside of GSD’s Trust Account and GSD does not have material funds held outside of its Trust Account. Due to the fact that GSD failed to complete a business combination by February 9, 2024, it will now be forced to liquidate. DarkPulse, as the Sponsor of GSD and owner of an aggregate of 2,623,120 shares of Class B Common Stock and 4,298,496 GSD Private Placement Warrants, each of which is exercisable to purchase one share of Class A Common Stock of GSD, will not be able to participate in the liquidation as a holder of Class B Common Stock of GSD due to DarkPulse having agreed to waive its rights to any liquidation distributions, which means the shares of Class B Common Stock of GSD owned by DarkPulse are worthless. As a result of GSD’s liquidation, DarkPulse’s investment in GSD will be worthless and DarkPulse will be unable to recoup its expenses.

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

Our CEO, Dennis O’Leary, is the sole holder of our Series A Preferred Stock, will control a majority of the voting power of our Company. For so long as Mr. O’Leary holds all the shares of Series A Preferred Stock, he is expected to hold a majority of our outstanding voting power and he will control the outcome of matters submitted to a stockholder vote, including the appointment of all directors of the Company.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management team and increases our expenses.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2024 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

On August 14, 2024, we entered into the EFA with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 12 months (the “Contract Period”) after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

The EFA grants us the right, from time to time at our sole discretion (subject to certain conditions) during the Contract Period (as defined in the EFA), to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least five Trading Days (as defined in the EFA) have passed since the most recent Put. No Put will be made in an amount less than $10,000 or greater than $1,000,000. In no event is the Company entitled to make a Put or is GHS entitled to purchase that number of shares of Common Stock of the Company, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act 1934, as amended (the “Exchange Act”)), by GHS, would exceed 4.99% of the number of shares of Common Stock outstanding on such date, as determined in accordance with Rule 13d-1(j) of the Exchange Act. The purpose of the limitation is to prevent GHS from controlling the Company so that is it not an “affiliate,” as defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The beneficial ownership limitation does not prevent GHS from selling some or all of the shares it acquires and then acquiring additional shares so that it is able to sell shares in excess of the 4.99% beneficial ownership limitation while never holding more than 4.99% of our outstanding shares. From August 2021 until April 14, 2025, GHS has purchased and sold 3,903,802,753 and 3,748,743,031 shares  of our Common Stock, respectively.

Due to these limitations, we may be unable to make Puts sufficient to finance our business operations. In the event we are unable to make Puts or obtain other commitments for financing, our business will fail.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm report on our audited financial statements for the years ended December 31, 2024 and 2023 indicates that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

We depend heavily on the continued efforts of Dennis O’Leary, Chairman, Chief Executive Officer and director. Mr. O’Leary is essential to our strategic vision and day-to-day operations and would be difficult to replace. Although we have an employment agreement with Mr. O’Leary, we cannot be certain that he will desire to continue with us for the necessary time to complete the product development and initial sales channel development. The departure or loss of Mr. O’Leary, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management team and increases our expenses.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

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

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

The issuance of shares pursuant to the Settlement Agreement with GS Capital Partners, LLC may have a significant dilutive effect.

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

Depending on the number of shares we issue pursuant to the Settlement Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Settlement Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if issuances for the full amount of the Settlement Agreement are realized. As of April 14, 2025, 450,000,000 shares have been issued pursuant to the Settlement Agreement. Based on the three lowest VWAP’s of our Common Stock for the five prior trading days on April 14, 2025, we would have to issue approximately 272,896,666 shares of Common Stock to satisfy our remaining obligations.

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

There can be no assurance that we will be able to maintain our existing, or obtain additional, required regulatory licenses, certifications and regulatory approvals in the countries where we provide services or want to expand to. Furthermore, where we have obtained such regulatory licenses, certifications and regulatory approvals, there are costs and potential product changes involved in maintaining such regulatory licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services or could require significant and costly operational changes or prevent us from providing any products or services in a given market.

If we are unable to commit sufficient resources to regulatory compliance, this could lead to delays and errors and may force us to choose between prioritizing compliance matters over administrative support for business activities or may ultimately force us to cease offering certain products or services globally or in certain jurisdictions. Any delays or errors in implementing regulatory compliance could lead to substantial monetary damages and fines, public reprimands, a material adverse effect on our reputation, regulatory measures in the form of cease and desists orders, increased regulatory compliance requirements or other potential regulatory restrictions on our business, enforced suspension of operations and in extreme cases, withdrawal of regulatory licenses or authorizations to operate particular businesses, or criminal prosecution in certain circumstances.

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

We cannot guarantee that our internally developed or acquired/licensed technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable terms. Our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

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

During the year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

ITEM 2.	PROPERTIES.

Our current office is located at 3 Columbus Circle 15th Floor, New York, NY 10019. The space is a virtual address which we leased for six months from November 22, 2024.

ITEM 3.	LEGAL PROCEEDINGS.

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

As of the date hereof, the final judgment remains unsatisfied by Carebourn. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

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

As of the date hereof, the final judgment remains unsatisfied by More. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should More fail to voluntarily pay the same.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On or about May 20, 2022, Carebourn and More (More, together with Carebourn, the “Noteholders”) commenced an action against the Company, certain members of the Company’s executive team and board of directors and Standard Registrar and Transfer Company, Inc., the Company’s transfer agent, in the United States District Court for the District of Utah. The Noteholders’ complaint alleged various causes of action arising from certain securities purchase agreements and convertible promissory notes the Company sold to the Noteholders.

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

As of the date hereof, the Court has not yet rendered its decision on the amount sanctions that will be imposed against the Noteholders and their counsel of record and awarded to the Company.

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

On October 23, 2023, the plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

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

The Company is actively litigating its claims for relief against the Crown Bridge Defendants.

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

On or about October 9, 2023, the court vacated the judgment and the action was dismissed.

The Company defaulted upon the settlement and, on July 24, 2024, the Company and GS Capital entered into a Settlement Agreement pursuant to which the Company entered into a confession of judgment in favor of GS Capital in the amount of $2,673,423.19 (the “Balance”). Upon approval of the court on August 19, 2024, the Company will issue to GS Capital free-trading and unrestricted shares of Common Stock pursuant to drawdown requests in the amounts determined by GS Capital, subject to a 4.99% beneficial ownership limitation. The shares will be issued a price per share equal to the average of the three lowest VWAPs for the five prior trading days. GS Capital will be allowed to sell, the greater of (1) in one week, no more than 1% of the total outstanding shares of the Company on a non-cumulative basis at the “ask” price, and (2) 15% of the daily trading volume of the Common Stock on any single trading day. Each drawdown will reduce the Balance. The Company is required to reserve 2,500,000,000 shares of Common Stock.

TJM West, Inc v Thomas J McCarthy Family Limited Partnership

On or about July 25, 2023, TJM West filed an action in Maricopa court against its landlord for illegal lockout from the company’s facilities.

On or about August 18, 2023, TJM West’s motion for Temporary Restraining Order was granted.

September 27, 2023, TJM West counsel motion to withdraw was accepted.

On or about October 6, 2923, TJM West hired new counsel to assist with a short deadline to file answers to landlords motion.

On or about November 6, 2023, TJM West and its counsel mutually agreed to a withdrawal.

On or about November 6, 2023, TJM West engaged new counsel.

On or about May 8, 2024, TJM West dropped its motion for Temporary Restraining Order.

On or about May 24, 2024, TJM West counsel filed motion to continue discovery.

On or about May 24, 2024, TJM West’s counsel left the firm handling the litigation it was determined in the best interest of the company to terminate its relationship with the law firm. As of the date hereof, the Company is interviewing new counsel and evaluating its claims against landlord to determine if it’s financially responsible to incur additional fees related to exercising TJM’s rights against the landlord for terminating the lease.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2025	High	Low
First Quarter	$0.0010	$0.0002

2024	High	Low
First Quarter	$0.0130	$0.0008
Second Quarter	$0.0053	$0.0008
Third Quarter	$0.0023	$0.0008
Fourth Quarter	$0.0013	$0.0008

2023	High	Low
First Quarter	$0.0108	$0.0032
Second Quarter	$0.0120	$0.0030
Third Quarter	$0.0054	$0.0014
Fourth Quarter	$0.0022	$0.0008

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

Approximate Number of Equity Security Holders

As of April 14, 2025, there were approximately 927 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not paid any cash dividends to date and we do not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of our business.

Equity Compensation Plan Information

As of December 31, 2024, there were no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, there were no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of Regulation S-K of shares or other units of any class of our equity securities that are registered by us pursuant to section 12 of the Exchange Act.

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at December 31, 2024, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Headquartered in New York, DarkPulse is a globally-based technology company with presence through its subsidiaries in the, United States and Canada. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

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

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey provide project engineering & design, system provisioning and contract bid services globally and throughout Europe. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers;

Current Operations

As a result of the liquidation of Optilan, our current operations now include: DarkPulse, Inc., based in New York City, New York; Terradata Unmanned PLLC, based in Florida; Optilan Pvt Ltd Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey. Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned. DarkPulse Manufacturing Inc. (formerly TJM Electronics West, Inc.) is no longer providing products or services as a result of those products and services now being contracted through Sanmina Corp.

We have recently completed development activities of our Gen. 3 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp (NASDAQ: SANM) for full manufacturing of our patented BOTDA sensor system hardware. Once we have obtained funding, we will be submitting a Purchase Order to Sanmina Corp. We are currently in discussions with a lender who may fund the Purchase Order. We also may rely on proceeds of this offering to fund the Purchase Order. Depending on the level of funding we receive, we estimate the initial Purchase Order will be for 10 to 30 units. We base our claims related to the technologies capabilities from both experimental data obtained during the creation of the patent as well as real world POC deployments beginning in 2009 with most recent deployment in 2021. There are also papers submitted and published via IEEE and available online. The system components include: Patented hardware containing various electronic components and lasers. Proprietary software utilized to collect analog data and convert that data to digital data. A user interface utilizing proprietary software as well as Unity game engine for the VR capability component of the User Interface. Deployment of the system begins with engineering design based on Scope requirements and installation environment. Fiber optic cable is then installed into the medium to be monitored. The system is then provisioned remotely by optical engineers.

Our business model, as it relates to hardware sales, is “Just in Time” and maintaining a very low inventory. Projects require several weeks of installation, design, and engineering followed by the installation of fiber optic cables. The average time required to build hardware units is less than the time needed for the engineering and fiber installation process. To date, we have yet to sell our patented BOTDA dark-pulse sensor system and we have built two units for demonstration of the system to potential customers. We are now able to sell our patented technology and related services. We currently have no commitments to buy our units.

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

Twelve-Months Ended December 31, 2024 Accounting Analysis

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

Below is a table of all puts made by the Company under the 2022 EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$$400,000	$0.006237	$$370,975
1/24/2023	77,733,861	$400,000	$0.005146	$370,975
2/3/2023	61,173,706	$300,000	$0.004904	$277,975
2/17/2023	75,447,571	$300,000	$0.003976	$277,975
3/1/2023	83,113,044	$324,000	$0.003898	$300,295
3/16/2023	93,165,852	$254,232	$0.002729	$235,410
3/30/2023	65,465,384	$166,903	$0.002549	$154,195
4/11/2023	67,462,162	$203,554	$0.003017	$188,279
	587,692,015	$$2,348,689		$$2,176,079

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

Below is a table of all puts made by the Company under the EFA during 2023:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/28/2023	91,796,875	$235,000	$0.002560	$208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
11/14/2023	18,997,442	25,180	$0.001325	22,392
11/22/2023	29,685,620	34,717	$0.001169	31,262
12/1/2023	51,275,586	47,973	$0.000936	43,590
12/11/2023	87,136,216	108,019	$0.001240	99,433
12/27/2023	67,522,014	57,909	$0.000858	52,830
	471,033,145	$1,088,356		$941,191

Below is a table of all puts made by the Company under the EFA during 2024:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/8/2024*	52,162,997	$44,736	$0.000858	$40,580
2/29/2024*	178,571,428	100,000	$0.000560	100,000
8/19/2024*	55,555,556	40,000	$0.0007200	36,175
	286,289,981	$184,376		$176,755

*Prior to the sales being made, GHS agreed to purchase the shares without an effective registration statement in place, and, as such, the shares were restricted.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, we generated net losses of $ 3,893,859 and $21,723,043 during the years ended December 31, 2024 and 2023, respectively, and net cash used in operating activities of $(1,514,351) and $(5,653,215), respectively. As of December 31, 2024, the Company’s current liabilities exceeded its current assets by $17,160,706 and has an accumulated deficit of $71,259,677 . As of December 31, 2024, the Company had $86,531 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

Results of Operations

For the Years Ended December 31, 2024 and 2023

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

For the year ended December 31, 2024, total revenues were $126,836 compared to $2,020,971 for the year ended December 31, 2023, a decrease of $1,894,135. The decrease was primarily due to the Optilan liquidation and no revenue being generated by Wildlife, Remote and TJM Electronics West, Inc given capital and resources restraints. The breakdown of revenues by entity for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended
	2024	2023
Optilan	$0	$1,583,435
Wildlife	0	–
TJM	0	329,400
Remote Intelligence	0	–
TerraData	66,968	82,639
DarkPulse	____	25,497
Optilan India	59,868	–
	$126,836	$2,020,971

Cost of Revenues and Gross Margin

For the year ended December 31, 2024, cost of revenues was $2,266 compared to $2,446,756 for the year ended December 31, 2023, a decrease of $2,444,490. The decrease was attributable to the Optilan liquidation and no revenues being generated from Remote Intelligence, Wildlife Specialists, and TJM Electronics West, Inc.

Gross (loss) profit for the year ended December 31, 2024 was $124,570 with a gross profit of 98% compared to $(425,785) for the year ended December 31, 2023 with a (21)% gross margin.

Operating Expenses

Selling, general and administrative expenses for year ended December 31, 2024 decreased by $1,562,273, or 77%, to $471,588 from $2,033,8612 for the year ended December 31, 2023. The decrease primarily consisted of decreases in contractors, insurance and information technology expenses of operations that have been shuttered.

Salaries, wages and payroll taxes for year ended December 31, 2024 decreased by $1,805,595, or 69%, to $824,630 from $2,630,225 for the year ended December 31, 2023. The decrease primarily consisted of reduced headcount at each subsidiary. Furthermore, the Company reduced accrued payroll which it was determined was no longer payable.

Professional fees for the year ended December 31, 2024 decreased by $2,592,916, or 83%, to $516,756 from $3,109,717 for the year ended December 31, 2023 due to decreased audit and legal fees in 2023.

Depreciation and amortization for year ended December 31, 2024 decreased by $394,658, or 75%, to $128,489 from $523,147 for the year ended December 31, 2023. This decrease is primarily due to the Optilan liquidation and sale of some subsidiary property, plant and equipment.

During the years ended December 31, 2024 and 2023, the Company recorded $0 and $6,948,350, respectively, in impairment on the Company’s goodwill and intangible assets.

During the years ended December 31, 2024 and 2023, the Company recorded $59,817 and $5,248,218, respectively, in bad debt expense.

Other Income (Expense)

For the year ended December 31, 2024, we had other expense of ($2,017,149) compared to other expense of ($803,740) in 2023. The increase is due to loss on equity investment of $1,500,000, offset by the loss on deconsolidation of ($1,642,146) and a $1,484,799 gain on forgiveness of debt.

Net Loss

As a result of the above, we reported a net loss of $3,893,859 and $21,723,043 for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the year ended December 31, 2024, we had $1,055,196 in cash proceeds from our equity financings compared to $3,297,272 in 2023.

As of December 31, 2024, we had cash of $86,531compared to $11,912 as of December 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of December 31, 2024, our current liabilities exceeded our current assets by $17,160,706.

Several of our significant operating subsidiaries have borrowed funds from DarkPulse. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax, legal and other considerations.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from financing activities, and our principal cash requirements include loans to our operating subsidiaries, operating expenses, and capital expenditures.

Cash Flows from Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $1,514,351 resulting from our net loss of $3,893,859, partially offset by non-cash charges of $1,634,681 primarily driven by our loss on equity investment offset by Impairment of goodwill and issuance of common stock for legal settlement. During the year ended December 31, 2023, net cash used in operating activities was $5,653,214 resulting from our net loss of $21,723,043, partially offset by non-cash charges of $15,517,077 primarily driven by our bad debt expense and goodwill impairment.

Cash Flows from Investing Activities

During the year ended December 31, 2024, we had net cash used in investing activities of $92,979, including writeoff of related party receivables of $59,817, and purchase of property and equipment of $33,162.

During the year ended December 31, 2023, we had net cash used in investing activities of $215,475, including a joint venture investment of $113,125, and purchase of property and equipment of $102,350.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $2,079,643 which was primarily comprised of proceeds from the sale of common stock of $3,946,075 and proceeds from convertible notes of $0 less net repayments of loans of $1,866,432.

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

Recent Accounting Pronouncements

In November 2024 the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income (Subtopic 2220-40) which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).

In November 2024 the FASB issued ASU 2024-04 Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments to improve and clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.

In March 2024 the FASB issued ASU 2024-01, Compensation – Stock Compensation Topic (718) contains amendments by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718- 10-15-3 to determine whether profits interest and similar awards improve the understandability of paragraph 718-10-15-3 apply to all entities that enter into share-based payment transactions.

In March 2024 the FASB issued ASU 2024-02 Codification Improvements which contains amendments to the Codification that remove references to various FASB Concepts Statements. The Board has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to generally accepted accounting principles (GAAP). This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The resulting amendments are referred to as Codification improvements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on his evaluation, Mr. O’Leary concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2024, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have taken limited steps to meet our Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. We are not materially compliant with the Section 404 requirements due to economic constraints.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Dennis O’Leary	62	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	50	Director

Craig Atkin	41	Director

George Pappas	68	Director

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

George Pappas, Director. Mr. Pappas has served as a Director of DarkPulse since November 2024. Mr. Pappas is a national security, foreign policy, intelligence, and special operations expert with over four decades of experience as a government executive, and military officer. Mr. Pappas has served as Staff Director, House Permanent Select Committee on Intelligence; Deputy Chief Financial Executive at the Defense Intelligence Agency; and in other senior posts across the intelligence and special operations communities.

Mr. Pappas’ longstanding relationships and experiences have been critical to the safety and security of the nation.

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

On August 9, 2023, Evelyn Partners was appointed Joint Liquidator.

There are no new claims against Optilan UK Ltd as of the date hereof and Evelyn Partners continues to liquidate the company’s assets.

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

We are not aware of any common stock transactions during the year ended December 31, 2024 for which either Forms 3, 4, or 5 were required to be filed.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2025.

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation for Named Executive Officers

The following table shows the executive compensation paid to our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year Ended Dec 31,	Salary		Total
Dennis O’Leary	2024	$300,000	(1)	$300,000
Chairman/CEO and Director	2023	$165,000	(1)	$300,000

(1)	All of this amount was accrued and unpaid.

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

Summary Compensation for Directors

The following table shows the executive compensation paid to our directors (excluding named executive officers) for the year ended December 31, 2024.

Name and Principal Position	Salary		Total
Dr. Anthony Brown, Director	$0	(1)	$0
Craig Atkin, Director	$0	(1)	$0
George Pappas, Director	$0	(1)	0

_________________

(1)	All of this amount was accrued and unpaid.

Equity Awards

As of December 31, 2024, there were no outstanding equity awards.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

It is management’s practice to approve ordinary course annual equity grants during a scheduled meeting held each year. At this meeting, management will approve each named executive officer’s annual equity award, if any. At this time, we do not currently anticipate granting stock options to any of our named executive officers. We do not schedule our equity grants in anticipation of the release of material, non-public information, nor do we time the release of material nonpublic information based on equity grant dates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 12,517,679,592 (12,517,591,357 common plus 88,235 preferred) shares as of April 14, 2025. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of April 14, 2025. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 3 Columbus Circle, Floor 15, New York, NY 10019.

Name and Position	Shares of Common Stock Owned	Shares of Series A Preferred Stock Owned(1)	Shares of Series D Preferred Stock Owned(2)	Amount and Nature of Beneficial Ownership(3)	Percentage of Beneficial Ownership	Votes	Percentage of Votes
Dennis O’Leary, CEO and Director	–	100	67,647	135,294	*	26,500,884,714	67.70%
Dr. Anthony Brown, Director	–	–	5,882	11,764	*	352,920,000	*
Craig Atkin, Director	–	–	–	–	–	0	–
George Pappas	2,000,000	–	–	–	–	2,000,000	–
Total named executive officers, executive officers, and directors (four persons)	2,000,000	100	73,529	147,058	*	26,503,237,634	67.71%

*Less than 1%

(1)	The shares of Series A Preferred Stock are not convertible into shares of the Company’s Common Stock. The holders of the Series A Preferred Stock shall be entitled to vote, on a pro-rata basis, on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the shares of Series A Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis, plus 1,000,000 votes, it being the intention that the holders of the Series A Preferred Stock shall have effective voting control of the Company, on a fully diluted basis.

(2)	Each share of Series D Preferred Stock is convertible, at the option of the holder, into two shares of our Common Stock. Each share of Series D Preferred Stock entitles the holder to 6,000 votes on all matters submitted to a vote of our stockholders and is convertible at the election of the holder into two shares of Common Stock.

(3)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

From August 2023 to January 30, 2024, Mr. Pappas served as a director of GSD.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC, and related other services that were provided by Mazars USA LLP (“Mazars”) and Fruci & Associates II, PLLC (“Fruci”), our previous independent registered public accounting firms, and Boladale Lawal & Co. (“BLC”), our current independent registered public accounting firm, in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company Mazars, Fruci, and BLC for professional services rendered for the years ended December 31, 2024 and 2023, respectively.

Service	2024	2023
Audit Fees	$343,949	$519,183
Audit-Related Fees	24,211	–
Total	$368,160	$591,183

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2024 and 2023.

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

The Board of Directors pre-approved 100% of the Company’s 2024 and 2023 audit fees, audit-related fees and all other fees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included as part of this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018	8-K	000-18730	2.1	5/1/18
2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018	8-K/A	000-18730	2.1	7/13/18
2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018	8-K	000-18730	2.1	8/21/18
2.4#	Business Combination Agreement, by, between, and among DarkPulse, Inc., Global System Dynamics, Inc., and Zilla Acquisition Corp.	8-K	000-18730	2.1	12/15/22
2.5	Sale Agreement dated September 11, 2024 with Optilan (UK) Limited (in liquidation) incorporated and registered in England and Wales with company number 02715788 and Colin Hardman, Christopher Allen and Gregory Andrew Palfrey, as joint liquidators of the Seller all of Evelyn Partners LLP	S-1/A	333-276144	2.5	11/6/24

3.1	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation	10-KSB	000-18730	3.01	6/20/97
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	000-18730	3.1	7/24/18
3.3	Certificate of Amendment to Certificate of Incorporation filed February 5, 2019	10-K	000-18730	3.05	4/15/21
3.4	Certificate of Amendment to Certificate of Incorporation filed February 20, 2020	10-K	000-18730	3.06	4/15/21
3.5	Bylaws	10-KSB	000-18730	3.02	6/20/97
3.6	Amended Bylaws	10-KSB	000-18730	3.03	3/29/01
3.7	Certificate of Designation for Series A Preferred Stock dated June 22, 2022	8-K	000-18730	3.1	6/23/22
3.8	Certificate of Amendment for Series A Preferred Stock filed December 2, 2022	8-K	000-18730	3.1	12/8/22
3.9	Certificate of Correction for Certificate of Amendment For Series A Preferred Stock filed December 8, 2022	8-K	000-18730	3.2	12/8/22
3.10	Certificate of Designation of Series D Preferred Stock	8-K	000-18730	3.2	7/24/18
3.11	Certificate of Amendment for Series D Preferred Stock filed December 23, 2021	8-K	000-18730	3.01	12/27/21
3.12	Certificate of Amendment for Series D Preferred Stock filed December 2, 2022	8-K	000-18730	3.3	12/8/22
10.1	Assignment Agreement with the University of New Brunswick, Canada	10-K	000-18730	10.05	4/15/21
10.2	Convertible Debenture (Secured) Issued April 24, 2017	10-K	000-18730	10.06	4/15/21
10.3	Amendment No. 01 to Convertible Debenture (Secured) Term Debenture dated January 17, 2024 with the University of New Brunswick, Canada	S-1/A	333-276114	10.3	2/9/24
10.4	Finder’s Fee Agreement dated January 8, 2021 with J.H. Darbie & Co., Inc.	10-Q	000-18730	10.1	5/17/21
10.5	Securities Purchase Agreement dated as of April 26, 2021 with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.1	8/16/21
10.6	Registration Rights Agreement dated April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.2	8/16/21
10.7	Membership Interest Purchase Agreement dated August 30, 2021 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.9	11/15/21
10.8	Membership Purchase Agreement dated August 24, 2022 with Remote Intelligence, Limited Liability Company	10-Q	000-18730	10.2	11/4/22
10.9	Membership Interest Purchase Agreement dated August 30, 2021 with Wildlife Specialists, LLC	10-Q	000-18730	10.10	11/15/21
10.10	Membership Purchase Agreement dated August 24, 2022 with Wildlife Specialists, LLC	10-Q	000-18730	10.3	11/4/22
10.11	Stock Purchase Agreement dated September 8, 2021 with TJM Electronics West, Inc.	10-Q	000-18730	10.15	11/15/21
10.12	Membership Purchase Agreement with TerraData Unmanned, PLLC dated effective October 1, 2021	S-1	333-261453	10.48	12/1/21
10.13*	Employment Agreement dated effective April 1, 2022 with Dennis O’Leary	10.2	000-18730	10.2	8/10/22
10.14	Exclusive Commercial Agency Agreement dated July 27, 2022 with Gulf Automation Services & Oilfield Supplies Company [Gasos] LLC	10-Q	000-18730	10.1	11/4/22
10.14	Purchase Agreement dated October 12, 2022 with Gladstone Sponsor, LLC and Gladstone Acquisition Corp.	10-K	000-18730	10.63	6/23/23
10.16	Assignment, Assumption, Release and Waiver of the Letter Agreement dated October 12, 2022 with Gladstone Sponsor, LLC and Gladstone Acquisition Corp.	10-K	000-18730	10.64	6/23/23

10.17	Joinder to the Registration Rights Agreement dated October 12, 2022 with Gladstone Acquisition Corp.	10-K	000-18730	10.65	6/23/23
10.18	Sale Agreement dated December 1, 2023	S-1	333-276144	10.66	12/18/23
10.19	Equity Financing Agreement dated April 28, 2023 with GHS Investments, LLC	S-1/A	333-276144	10.19	2/9/24
10.20	Amended Equity Financing Agreement dated June 13, 2023 with GHS Investments, LLC	S-1/A	333-276144	10.20	2/9/24
10.21	Second Amended Equity Financing Agreement dated July 10, 2023 with GHS Investments, LLC	S-1/A	333-276144	10.21	2/9/24
10.22	Amendment No. 1 to Second Amended Equity Financing Agreement dated January 30, 2024 with GHS Investments, LLC	S-1/A	333-276144	10.22	2/9/24
10.23	Third Amended Equity Financing Agreement dated August 14, 2024 with GHS Investments, LLC	S-1/A	333-276144	10.23	9/12/24
10.24	Waiver and Rights Agreement with GHS Investments LLC dated August 14, 2024	S-1/A	333-276144	10.24	9/12/24
10.25	Settlement Agreement with GS Capital Partners LLC dated July 24 2024	S-1/A	333-276144	10.25	9/12/24
16.1	Letter from Boyle CPA Dated January 28, 2022 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/28/22
16.2	Letter from Urish Popeck & Co., LLC Dated January 4, 2023 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/4/23
16.3	Letter from Fruci & Associates II, PLLC to the SEC, dated July 3, 2024	8-K/A	000-18730	16.1	7/3/24
21.1	List of Subsidiaries	S-1/A	333-276144	21.1	11/6/24
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

____________

*	Indicates management contract or compensatory plan or arrangement.

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Furnished not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: April 14, 2025	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2025.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	April 14, 2025

/s/ Dr. Anthony Brown	Director	April 14, 2025
Dr. Anthony Brown

/s/ Craig Atkin	Director	April 14, 2025
Craig Atkin

/s/ George Pappas	Director	April 14, 2025
George Pappas

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2024 and 2023

and for the Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm (Boladale Lawal & Co., Lagos, Nigeria, PCAOB ID 6993)	F-2

Audited Consolidated Balance Sheets	F-4

Audited Consolidated Statements of Operations	F-5

Audited Consolidated Statements of Comprehensive Loss	F-6

Audited Consolidated Statements of Stockholders’ Deficit	F-7

Audited Consolidated Statements of Cash Flows	F-8

Notes to the Audited Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DARKPULSE, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Darkpulse, Inc (the ‘Company’) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(71,259,677), net loss of $(3,893,859) and a negative working capital of $(17,160,706). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combinations

As described in Note 4 of the Consolidated Financial Statements, the Company completed the acquisitions of 100% of Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey along with the applicable intellectual property rights including the following (1) the user interface for sensor systems. (2) The “Optilan.com” domain name and continued use of the “@optilan.com” email accounts. The Company agreed to pay $65,000 USD for both companies and the intellectual property rights.

The Company recorded the acquired assets and liabilities initially at cost and subsequently performed a material adjustment affecting the assets, and liabilities of the acquired companies in determining the fair value.

We considered this a critical audit matter because the adjustment is significantly material to the consolidated financial statement.

Our principal audit procedures to evaluate the impact of the adjustment included the following:

•	We read the purchase agreements used in the underlying acquisitions and utilized by the Company to allocate the purchase price.
•	We reviewed the adjusting entries made by the acquired companies impacting the net assets acquired.
•	Considered the reasonableness of the overall allocation of the total purchase price.

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

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 14, 2025

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,531	$11,912
Accounts receivable, net	915,044	868,948
Inventory	–	–
Due from related party	–	–
Prepaid expenses and other current assets	102,782	76,185
Contract assets	–	–
TOTAL CURRENT ASSETS	1,104,357	957,045

NON-CURRENT ASSETS:
Property and equipment, net	698,982	743,282
Operating lease right-of-use assets	449,556	496,685
Patents, net	202,635	253,663
Notes receivable, related party	–	–
Investment in related party	–	1,500,000
Joint venture	–	–
Goodwill	23,965	–
Other assets, net	308,804	161,677
Intangible assets, net	–	–
TOTAL NON-CURRENT ASSETS	1,683,942	3,155,307
TOTAL ASSETS	$2,788,299	$4,112,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,863,559	$15,663,272
Contract liabilities	–	–
Loss provision for contracts in progress	–	–
Convertible notes, net	–	120,925
Notes payable, current	114,000	1,923,868
Derivative liability	(57,235)	108,958
Loan payable, current	571,530	570,487
Loan payable, related party	361,747	361,747
Secured debenture, current	260,550	183,208
Operating lease liabilities - current	80,400	80,400
Other current liabilities	70,513	70,461
TOTAL CURRENT LIABILITIES	18,265,063	19,083,326

NON-CURRENT LIABILITIES:
Secured debenture	781,094	916,042
Loan payable	291,967	291,968
Operating lease liabilities - non-current	447,009	496,335
TOTAL NON-CURRENT LIABILITIES	1,520,070	1,704,345
TOTAL LIABILITIES	19,785,133	20,787,671

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both December 31, 2024 and December 31, 2023	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both December 31, 2024 and December 31, 2023	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 10,551,957,534 and 8,100,117,720 shares issued as of December 31, 2024 and December 31, 2023, respectively,	1,055,196	798,346
Treasury stock at cost, 100,000 shares at December 31, 2024 and December 31, 2023	(1,000)	(1,000)
Additional paid-in capital	51,157,797	49,733,618
Common Stock to be issued	2,470,046	205,000
Non-controlling interests	1,207,006	1,217,410
Accumulated other comprehensive income (loss)	(1,627,086)	(1,253,356)
Accumulated deficit	(71,259,677)	(67,376,221)
TOTAL STOCKHOLDERS' DEFICIT	(16,996,834)	(16,675,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,788,299	$4,112,352

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Operations

	Years Ended
	December 31,
	2024	2023
REVENUES	$126,836	$2,020,971
COST OF REVENUES	2,266	2,446,756
GROSS PROFIT (LOSS)	124,570	(425,785)

OPERATING EXPENSES:
Selling, general and administrative	471,588	2,033,861
Salaries, wages and payroll taxes	824,630	2,630,225
Professional fees	516,756	3,109,717
Depreciation and amortization	128,489	523,147
Bad debt expense	59,817	5,248,218
Impairment expense	–	6,948,350
Gain on forgiveness of payables	–	–
TOTAL OPERATING EXPENSES	2,001,280	20,493,518

OPERATING LOSS	(1,876,710)	(20,919,303)

OTHER INCOME (EXPENSE):
Interest expense	(628,104)	(642,506)
Loss on deconsolidation	–	(1,642,146
Change in fair market of derivative liabilities	(60,291)	167,582
Loss on equity investment	(1,500,000)	(159,849)
Gain on the forgiveness of debt	161,045	1,484,799
Foreign currency exchange rate variance	(2,447)	(11,620)
Exceptional Costs Gain	12,648	–
TOTAL OTHER INCOME (EXPENSE)	(2,017,149)	(803,740)

Net loss	(3,893,859)	(21,723,043)
Net loss attributable to non-controlling interests	10,404	902,156
Net loss attributable to Darkpulse, Inc.	$(3,883,455)	$(20,820,887)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,213,651,977	7,411,100,872

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended
	December 31,
	2024	2023
NET LOSS	$(3,893,859)	$(21,723,043)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(373,729)	(115,454)
COMPREHENSIVE LOSS	$(4,267,588)	$(21,838,497)

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Preferred stock							Common stock				Additional	Non-	Accumulated other		Total stockholders’
	Series A			Series D		Common stock		to be issued		Treasury stock		paid-in	Controlling	comprehensive	Accumulated	(deficit)
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Interests	loss	deficit	equity
Balance at December 31, 2022	100		1	88,235	$883	6,427,395,360	642,740	–	–	100,000	(1,000)	44,602,052	2,119,566	(1,137,902)	(46,555,334)	(328,994)
Common stock issued for cash, net of fees	–		–	–	–	1,375,722,360	137,573	–	–	–	–	3,364,699	–	–	–	3,502,272
Issuance of common stock for legal settlement	–		–	–	–	297,000,000	29,700	–	–	–	–	1,960,200	–	–	–	1,989,900
Common Stock to be issued	–		–	–	–	–	(11,667)	–	205,000	–	–	(193,333)	–	–	–	(115,454)
Foreign currency adjustment	–		–	–	–	–	–	–	–	–	–	–	–	(115,454)	–	(115,454)
Net loss	–		–	–	–	–	–	–	–	–	–	–	(902,156)	–	(20,820,887)	(21,723,043)

Balance at December 31, 2023	100		$1	88,235	$883	8,100,117,720	$798,346	–	$205,000	100,000	$(1,000)	$49,733,618	$1,217,410	$(1,253,356)	$(67,376,221)	$(16,675,319)
Common stock issued for cash, net of fees	–		–	–	–	2,146,127,502	220,724	–	–	–	–	812,852	–	–	–	1,033,575
Issuance of common stock for legal settlement	–		–	–	–	194,444,444	19,444	2,305,555,556	2,446,046	–	–	307,933	–	–	–	2,733,423
Conversion of convertible debt into common stock	–		–	–	–	111,267,868	16,682	–	(205,000)	–	–	303,894	–	–	–	115,076
Common Stock to be issued	–		–	–	–	–	–	240,000,000	24,000	–	–	–	–	–	–	24,000
Foreign currency adjustment	–		–	–	–	–	–	–	–	–	–	–	–	(373,703)	–	(373,703)
Net loss	–		–	–	–	–	–	–	–	–	–	–	(10,404)	–	(3,883,455)	(3,893,859)
Balance at December 31, 2024	100	1		88,235	883	10,551,957,534	1,055,196	2,545,555,556	2,470,046	100,000	(1,000)	51,157,797	1,207,006	(1,627,086)	(71,259,677)	(16,996,834)

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,893,859)	$(21,723,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,489	523,147
Gain on forgiveness of payables and liabilities	–	–
Change in fair market of derivative liabilities	60,291	(167,582)
Impairment of goodwill and intangible assets	–	6,948,350
Loss on equity investment	1,500,000	159,849
Issuance of common stock for legal settlement	–	1,989,900
Bad debt expense	59,817	5,248,218
Loss on deconsolidation	–	1,642,146
Operating lease expense	47,129	657,848
Gain on forgiveness of debt	(161,045)	(1,484,799)
Changes in operating assets and liabilities:
Accounts receivable	(46,097)	(1,762,213)
Inventory	–	23,825
Contract assets	–	1,494,163
Prepaid expenses and other assets	(173,724)	108,345
Contract liabilities	–	(2,348,773)
Loss provision for contracts in progress	–	(974,031)
Accounts payable and accrued expenses	1,361,331	4,802,434
Operating lease liabilities, net	(170,251)	(2,463,942)
Other current liabilities	(226,432)	(401,756)
Other assets	–	2,074,700
Other liabilities	–	–
Net cash used in operating activities	(1,514,351)	(5,653,215)
Cash flows from investing activities:
Purchases of property and equipment	(33,162)	(102,350)
Investment in related party	–	–
Investment in joint venture	–	(113,125)
Issuance of note receivable, related party	(29,817)	–
Advances to related party	(30,000)	–
Net cash used in investing activities	(92,979)	(215,475)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	3,946,075	3,502,272
Proceeds from convertible notes	–	145,000
Net repayments of loan payable	(1,866,432)	(14,885)
Net cash provided by financing activities	2,079,643	3,632,387
Net change in cash	472,313	(2,236,303)
Effect of exchange rate on cash	(397,615)	187,883
Cash at beginning of year	11,912	2,060,332
Cash at end of year	$86,531	$11,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,971	$47,948
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$109,251	$–

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Notes to the

Audited Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

DarkPulse, Inc. (“DPI” or “Company”) is a technology-security company incorporated in 1989 as Klever Marketing, Inc. (“Klever”). Its’ wholly- owned subsidiary, DarkPulse Technologies Inc. (“DPTI”), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

The Company’s subsidiaries consist of: DarkPulse, Inc., based in New York; Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey.

Optilan India Pvt Ltd, operating in India, provides project engineering & design, system provisioning and contract bid services for the Company globally. Optilan Communications & Security Systems Ltd, provides project engineering & design, system provisioning and contract bid services for the Company throughout Europe.

DarkPulse Manufacturing Inc., based in Arizona (formerly TJM Electronics West, Inc.), is no longer providing products or services as a result of the Company’s relationship with Sanmina Corporation who is handling both the design and manufacturing of the Company’s patented hardware.

Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned.

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2024.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the Company determined that the allowance for doubtful accounts was $5,457 and $0, respectively. The allowance pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of December 31, 2024 and 2023, retainage receivable was $0 and $0, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

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

The relevant translation rates are as follows: for the year ended December 31, 2024 a closing rate at 1.2516 US$: GBP, average rate at 1.2633 US$:GBP, and closing rate of 1.27 US$:CAD.

The relevant translation rates are as follows: for the year ended December 31, 2023 a closing rate at 1.2197 US$: GBP, average rate at 1.2384 US$:GBP and closing rate at 1.27 US$: CAD.

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

Cost of Revenues

Cost of revenues consists primarily of materials and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third- party original equipment manufacturer costs to provide continuing support to our customers. Cost of revenues also includes direct labor attributable to revenue service arrangements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2024, one customer accounted for 39% of gross accounts receivable.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non- exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

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

The Company's U.S. subsidiaries were incorporated in 2017. The Company does not anticipate a tax liability for the years 2024 and 2023, however may be subject to certain penalties. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of changes in stockholders’ equity. Net income (loss) and comprehensive income (loss) attributable to non-controlling interests are reflected separately from consolidated net income (loss) and comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and statements of changes in stockholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non- controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. The Company has non-controlling interests via its subsidiaries TerraData, Remote Intelligence and Wildlife Specialists.

During the years ended December 31, 2024 and 2023, the Company recorded a loss of $10,404 and $902,156 respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the years ended December 31, 2024 and 2023, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of December 31, 2024 and 2023 are as follows:

	Years Ended
	2024	2023
Convertible notes	0	210,081,967
Series D preferred stock	176,470	176,470
	176,470	210,258,437

Recently Issued Accounting Pronouncements

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

The Company generated net losses of $3,893,859 and $21,723,043 during the years ended December 31, 2024 and 2023, respectively, and net cash used in operating activities of $1,514,351 and $5,653,215, respectively. As of December 31, 2024, the Company’s current liabilities exceeded its current assets by $17,160,706 and an accumulated deficit of $71,259,677 . As of December 31, 2024, the Company had $86,531 of cash.

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

NOTE 4 – BUSINESS ACQUISITIONS

Optilan India PV,TLtd and Optilan Communication & Security Systems, Ltd.

On September 11, 2024, the Company closed a sale agreement with COLIN HARDMAN, CHRISTOPHER ALLEN AND GREGORY ANDREW PALFREY as Joint Liquidators, Optilan (UK) Limited incorporated and registered in England and Wales acting by the Joint Liquidators (Seller), purchasing the right, title and interest of shares in Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey along with the applicable intellectual property rights including (1) the user interface for sensor systems, (2) The “Optilan.com” domain name and continued use of the “@optilan.com” email accounts. The Company agreed to pay $65,000 USD for both companies and the intellectual property rights.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective actual values as of the purchase date. The excess of the consideration transferred over the actual estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities for the actual value of the assets and liabilities recognized at the date of acquisition:

Consideration
Property, Plant & Equipment	$22,100
Shares	42,900
Purchase price	$65,000

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976)
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the years ended December 31, 2024 and 2023:

	Years Ended
	2024	2023
Services and products transferred at a point in time	$49,466	$788,179
Services and products transferred over time	77,370	1,232,792
Total revenue	$126,836	$2,020,971

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the years ended December 31, 2024 and 2023:

	Years Ended
	2024	2023
Products	$0	329,400
Services	126,836	1,691,571
Total revenue	$126,836	$2,020,971

Revenue by geographic destination consisted of the following for the for the years ended December 31, 2024 and 2023:

	Years Ended
	2024	2023
North America	$–	$437,536
United Kingdom	126,836	1,583,435
Rest of world	–	–
Total revenue	$126,836	$2,020,971

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

As of December 31, 2024, the Company had backlog of approximately $0. During the year ended December 31, 2023, there was approximately $0 in revenue recognized pertaining to any backlog.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2024	2023
Accounts receivable	$920,502	$868,948
Less: Allowance for doubtful accounts	(5,458)	–
Accounts receivable, net	$915,044	$868,948

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Property and equipment	$1,125,013	$1,092,870
Leasehold improvements	46,934	46,934
Property and equipment at cost	1,171,947	1,139,804
Less - accumulated depreciation	(472,965)	(396,522)
Property and equipment, net	$698,982	$743,282

Depreciation expenses was $128,489 and $523,147 for the years ended December 31, 2024 and 2023, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the years ended December 31, 2024 and 2023:

Goodwill
Balances at December 31, 2023	–
Acquisition	23,965
Foreign exchange translation	–
Balances at December 31, 2024	$23,965

The following is a summary of intangible assets, net:

	December 31,
	2024	2023
Trade name per business combination	$0	$4,033,638
Impairment	(0)	(3,059,716)
Less: accumulated amortization	(0)	(195,416)
Foreign exchange translation	(0)	(778,506)
Intangible assets, net	$–	$–

Amortization expense was $0 and $34,070 for the years ended December 31, 2024 and 2023, respectively.

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2024 and 2023, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the years ended December 31, 2024 and 2023, the Company had patent amortization costs on its intrusion detection technology totaling $51,028 and $14,212, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Patents	$904,269	$904,269
Less: accumulated amortization	(701,634)	(650,606)
Patents, net	$202,635	$253,663

Future expected amortization of patents is as follows:

As of December 31,
2024	51,028
2025	51,028
2026	51,028
2027	49,551
Thereafter	0
$202,635

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

During the year ended December 31, 2024, the Company contributed $0 to the joint venture and recorded a loss on the equity investment of $0. During the year ended December 31, 2023, the Company contributed $113,125 to the joint venture and recorded a loss on the equity investment of $159,849.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
Accounts payable	$16,863,559	$13,721,561
Accrued liabilities		1,941,711
Total accounts payable and accrued expenses	$16,863,559	$15,663,272

NOTE 11 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2024 and 2023. In 2023 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2022 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2024 and 2023.

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

As of December 31, 2024 and, 2023, there was $0 and $166,650 of convertible debt principal outstanding. During the year ended December 31, 2024 and 2023, $0 and $12,025 of the debt discount was amortized.

The summary of convertible notes are:

	2024	2023
Principal Outstanding	$–	$166,650
Less: unamortized debt discount	–	(45,725)
Convertible notes, net	$–	$120,925

The table below details the Company's outstanding convertible notes and related derivative liability:

	Face Amount		Derivative Liability
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
1800 Diagonal Lending	$–	$166,650	$–	$108,958
Carebourn	–	–	–	–
Carebourn	–	–	–	–
More Capital	–	–	–	–
EMA	–	–	–	–
	$–	$166,650	$–	$108,958

During the years ended December 31, 2024 and 2023, change in fair value of the derivative liability was $(45,268) and $167,582, respectively. The following is a summary of the derivative liability:

Derivative Liability
Balances at December 31, 2023	$108,958
Loss on issuance of debt	–
Issuance of convertible note - 1800 Diagonal Lending	(120,925)
Change in fair value	(45,268)
EMA settlement	–
Balances at December 31, 2024	$(57,235)

Notes Payable

On August 27, 2024, the Company entered into a promissory note for a principal of $67,200, which was funded on August 30, 2024. The note bears interest at a rate of 12% per annum and matures after nine months.

On November 20, 2024, the Company entered into a promissory note for a principal of $67,860, which was funded on December 2, 2024. The note bears interest at a rate of 15% per annum and matures after nine months.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at December 31, 2024 and 2023:

	December 31,
	2024	2023
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS - Short-term loans	151,970	151,970
OPT – Optilan Communications & Security Ltd	1,042	–
Loans payable, current	$571,530	$570,487

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,532	63,533
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	97,532
Loans payable, non-current	$291,967	$291,968

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $26,955 and $66,813, respectively.

As of December 31, 2024, and December 31, 2023, the outstanding balance of the debenture liability totaled $1,041,644 and $1,099,250, respectively.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending December 31,
2024	$260,550
2025	260,550
2026	260,550
2027	259,994
2025	–
$1,041,644

NOTE 13 – LEASES

The following was included in our balance sheet as of December 31, 2024 and 2023:

	December 31,
Operating leases	2024	2023
Assets
ROU operating lease assets	$449,556	$496,685

Liabilities
Current portion of operating lease	$80,400	$80,400
Operating lease, net of current portion	447,009	496,335
Total operating lease liabilities	$527,409	$576,735

The weighted average remaining lease term and weighted average discount rate at December 31, 2024 and 2023 were as follows:

	December 31,
Operating leases	2024	2023
Weighted average remaining lease term (years)	7.75	7.25
Weighted average discount rate	6.00%	6.00%

Operating Leases

On June 28, 2023, the Company recognized a gain on deconsolidation of $1,642,146 related to Optilan (UK) and its subsidiaries leases.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2024:

Years Ended December 31,
2024	82,597
2025	84,726
2026	86,853
2027 and later	482,474
Total lease payments	736,650
Less imputed interest	(209,241)
Total lease obligations	527,409
Less current lease obligations	(80,400)
Long-term lease obligations	$447,009

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2024 and 2023 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there were 10,551,957,534 and 8,100,117,720 common shares issued, respectively.

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

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023*	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
4/11/2023	67,462,162	203,554	$0.003017	188,279
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
9/5/2023*	100,000,000	100,000	$0.001000	100,000
11/7/2023*	55,555,555	50,000	$0.000900	50,000
11/8/2023*	33,333,333	30,000	$0.000900	30,000
11/14/2023	18,997,442	25,180	$0.001325	22,392
11/22/2023	29,685,620	34,717	$0.001169	31,262
11/29/2023*	55,555,555	50,000	$0.000900	50,000
11/30/2023*	27,777,777	25,000	$0.000900	25,000
12/1/2023*	33,333,333	30,000	$0.000900	30,000
12/1/2023	51,275,586	47,973	$0.000936	43,590
12/11/2023	87,136,216	108,019	$0.001240	99,433
12/27/2023	67,522,014	57,909	$0.000858	52,830
1/8/2024	52,162,997	44,736	.000858	40,580
2/29/2024	178,571,428	100,000	.000560	100,000
8/19/2024	55,555,556	40,000	.0007200	36,175
	1,662,012,341	$1,666,019,121		$3,679,027

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

2024 Transactions

On November 6, 2024 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

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

Stock Options

As of December 31, 2024 and 2023, the Company had no outstanding stock options.

NOTE 15 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	2024	2023
Domestic:	$(11,676,768)	$(11,676,768)
Foreign:	(7,133,368)	(7,133,368)
	$(18,810,136)	$(18,810,136)

The provision for income taxes for the years ended December 31, 2024 and 2023 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the years ended December 31, 2024 and 2023:

	2024	2023
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	1.36%	1.36%
Foreign rate differential	1.26%	1.26%
Goodwill impairment	-7.33%	-7.33%
NOLs carryforward adjustment	3.61%	3.61%
Other	-0.22%	-0.22%
Change in valuation allowance:	-19.67%	-19.67%
	–%	–%

The Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred Tax (Liabilities):
Net operating losses	$8,964,470	$8,964,470
Intangible assets	(736,905)	(736,905)
Right of use asset	84,170	84,170
Stock based compensation	424,681	424,681
Property and equipment	497,037	497,681
Other	11,077	11,077
Less: Valuation allowance	(9,244,530)	(9,244,530)
	$–	$–

The Company has approximately $26,485,942 of federal and state net operating loss carryforwards as of December 31, 2024. Of the $26.4 million of NOL's, $4.8 million will begin to expire in 2023 while $15.9 million will not expire but will be limited to 80% utilization. The company also has net operating losses in the UK of $22,085,338 and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2024 and 2023, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the UK. The Company had no income tax expense on its losses for the years ended December 31, 2024 and 2023, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2024 and 2023, the Company had no uncertain tax positions.

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

As of the date hereof, the final judgment remains unsatisfied by Carebourn. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

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

As of the date hereof, the final judgment remains unsatisfied by More. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should More fail to voluntarily pay the same.

Carebourn Capital et al v. Standard Registrar and Transfer et al

On or about May 20, 2022, Carebourn and More (More, together with Carebourn, the “Noteholders”) commenced an action against the Company, certain members of the Company’s executive team and board of directors and Standard Registrar and Transfer Company, Inc., the Company’s transfer agent, in the United States District Court for the District of Utah. The Noteholders’ complaint alleged various causes of action arising from certain securities purchase agreements and convertible promissory notes the Company sold to the Noteholders.

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

As of the date hereof, the Court has not yet rendered its decision on the amount sanctions that will be imposed against the Noteholders and their counsel of record and awarded to the Company.

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

On October 23, 2023, the plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

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

The Company is actively litigating its claims for relief against the Crown Bridge Defendants.

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

On or about October 9, 2023, the court vacated the judgment and the action was dismissed.

The Company defaulted upon the settlement and, on July 24, 2024, the Company and GS Capital entered into a Settlement Agreement pursuant to which the Company entered into a confession of judgment in favor of GS Capital in the amount of $2,673,423.19 (the “Balance”). Upon approval of the court on August 19, 2024, the Company will issue to GS Capital free-trading and unrestricted shares of Common Stock pursuant to drawdown requests in the amounts determined by GS Capital, subject to a 4.99% beneficial ownership limitation. The shares will be issued a price per share equal to the average of the three lowest VWAPs for the five prior trading days. GS Capital will be allowed to sell, the greater of (1) in one week, no more than 1% of the total outstanding shares of the Company on a non-cumulative basis at the “ask” price, and (2) 15% of the daily trading volume of the Common Stock on any single trading day. Each drawdown will reduce the Balance. The Company is required to reserve 2,500,000,000 shares of Common Stock.

TJM West, Inc v Thomas J McCarthy Family Limited Partnership

On or about July 25, 2023, TJM West filed an action in Maricopa court against its landlord for illegal lockout from the company’s facilities.

On or about August 18, 2023, TJM West’s motion for Temporary Restraining Order was granted.

September 27, 2023, TJM West counsel motion to withdraw was accepted.

On or about October 6, 2923, TJM West hired new counsel to assist with a short deadline to file answers to landlords motion.

On or about November 6, 2023, TJM West and its counsel mutually agreed to a withdrawal.

On or about November 6, 2023, TJM West engaged new counsel.

On or about May 8, 2024, TJM West dropped its motion for Temporary Restraining Order.

On or about May 24, 2024, TJM West counsel filed motion to continue discovery.

On or about May 24, 2024, TJM West’s counsel left the firm handling the litigation it was determined in the best interest of the company to terminate its relationship with the law firm. As of the date hereof, the Company is interviewing new counsel and evaluating its claims against landlord to determine if it’s financially responsible to incur additional fees related to exercising TJM’s rights against the landlord for terminating the lease.

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

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit- sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

During the years ended December 31, 2024 and 2023, certain executives of the Company received $0 and $120,000 respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both years ended 2024 and 2023, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both years ended 2024 and 2023, the outstanding balance was $135,500.

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

In addition to the payment of the Purchase Price, the Company also assumed the following obligations: (i) responsibility for all of SPAC’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the SPAC to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the SPAC. The principal balance of this note shall be payable by GSD on the earlier to occur of: (i) the date on which GSD consummates its initial business combination (the “Business Combination”) and (ii) the date that the winding up of GSD is effective. The note does not bear interest. On February 7, 2023 and March 9, 2023, GSD issued a non-convertible promissory note in the aggregate principal amount of $167,894 ($83,947 per month) to the Company in connection with the extension of the termination date for the GSD’s initial business combination. As of December 31 2024 and December 31, 2023, the outstanding note receivable was $0 and $0, respectively.

As of December 31, 2024 and 2023, the Company has $0 and $0, respectively, owed from GSD and included as due from related party on the consolidated balance sheet. These advances were made to pay for certain expenses on behalf of the SPAC, as well as $120,000 in accrued management fees. The advances are unsecured, non-interest bearing and due on demand. On January 24, 2024 the SPAC was terminated and the outstanding due from related party was determined to be uncollectible, therefore, written off as bad debt as of December 31, 2024

NOTE 18 – SUBSEQUENT EVENTS

On January 3, 2025 the Company issued 36,640,375 shares of common stock for a total consideration of $23,449.84

On January 13, 2025 the Company issued 51,215,454 shares of common stock for a total consideration of $32,777.89

On January 22, 2025 the Company issued 79,061,625 shares of common stock for a total consideration of $50,618.64

On January 30, 2025 the Company issued 139,008,500 shares of common stock for a total consideration of $55,603.40

On February 7, 2025 the Company issued 124,464,575 shares of common stock for a total consideration of $49,785.83

On February 27, 2025, the Company issued 142,074,500 shares of common stock for a total consideration of $34,097.88

On March 10, 2025, the Company issued 132,699,709 shares of common stock for a total consideration of $31,847,93

On March 18, 2025, the Company issued 224,563,917 shares of common stock for a total consideration of $53,895.34

On March 27, 2025, the Company issued 203,844,344 shares of common stock for a total consideration of $65,230.19

On April 4, 2025, the Company issued 130,615,137 shares of common stock for a total consideration of $41,796.85

