Form 10-Q
period 2025-03-31
DarkPulse, Inc.
filed 2025-05-20
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-18730

DarkPulse, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0472109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, Floor 15, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(800) 436-1436

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 19, 2025 was 13,591,604,911.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	Unaudited	Audited
	March 31	December 31
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,785	$86,531
Accounts receivable, net	1,051,338	915,044
Prepaid expenses and other current assets	105,697	102,782
TOTAL CURRENT ASSETS	1,264,820	1,104,357

NON-CURRENT ASSETS:
Property and equipment, net	662,052	698,982
Operating lease right-of-use assets	–	449,556
Patents, net	189,878	202,635
Notes receivable, related party	–	–
Investment in related party	–	–
Joint venture	–	–
Goodwill	23,965	23,965
Other assets, net	247,438	308,804
Intangible assets, net	–	–
TOTAL NON-CURRENT ASSETS	1,123,333	1,683,942
TOTAL ASSETS	$2,388,153	$2,788,299

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,331,966	$16,863,559
Contract liabilities	–	–
Loss provision for contracts in progress	–	–
Convertible notes, net	–	–
Notes payable, current	63,824	114,000
Derivative liability	(57,235)	(57,235)
Loan payable, current	571,458	571,530
Loan payable, related party	377,017	361,747
Secured debenture, current	274,446	260,550
Operating lease liabilities - current	–	80,400
Other current liabilities	72,197	70,513
TOTAL CURRENT LIABILITIES	18,633,673	18,265,063

NON-CURRENT LIABILITIES:
Secured debenture	685,998	781,094
Loan payable	291,967	291,967
Operating lease liabilities - non-current	–	447,009
Non-current liabilities - discontinued operations	–	–
TOTAL NON-CURRENT LIABILITIES	977,965	1,520,070
TOTAL LIABILITIES	19,611,638	19,785,133

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both March 31, 2025, 2024 and December 31, 2024	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 12,186,976,200 and 10,551,957,534 shares issued as of March 31, 2025 and December 31, 2024, respectively,	1,200,143	1,055,196
Treasury stock at cost, 100,000 shares at March 31, 2025 and December 31, 2024	(1,000)	(1,000)
Additional paid-in capital	51,470,665	51,157,797
Common Stock to be issued	2,451,601	2,470,046
Non-controlling interests	1,203,452	1,207,006
Accumulated other comprehensive income (loss)	(2,022,761)	(1,627,086)
Accumulated deficit	(71,526,469)	(71,259,677)
TOTAL STOCKHOLDERS' DEFICIT	(17,223,485)	(16,996,834)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,388,153	$2,788,299

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2025	2024
REVENUES	$141,018	$10,850
COST OF REVENUES	103,917	199
GROSS PROFIT (LOSS)	37,101	10,651
	26%	98%
OPERATING EXPENSES:
Selling, general and administrative	144,825	157,111
Salaries, wages and payroll taxes	237,005	211,877
Professional fees	47,273	157,371
Depreciation and amortization	30,011	19,288
Bad debt expense	–	–
Impairment expense	–	–
Gain on forgiveness of payables	–	–
TOTAL OPERATING EXPENSES	459,114	545,646

OPERATING LOSS	(422,013)	(534,995)

OTHER INCOME (EXPENSE):
Interest expense	(8,001)	(1,402)
Loss on deconsolidation	–	–
Change in fair market of derivative liabilities	–	–
Loss on equity investment	–	–
Gain on the forgiveness of debt	181,055	–
Exceptional Costs gain	(18,772)	–
Foreign currency exchange rate variance	(2,613)	–
TOTAL OTHER INCOME (EXPENSE)	151,669	(1,402)
		–
Net loss from continuing operations	(270,344)	(536,398)
Loss from discontinued operations, net of tax	–	–
Net income (loss)	(270,344)	(536,398)
Net loss attributable to non-controlling interests	3,554	3,009
Net loss attributable to Darkpulse, Inc.	$(266,790)	$(533,389)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	11,309,820,561	7,411,100,872

	Three Months Ended
	March 31,
	2025	2024
NET LOSS	$(270,344)	$(536,398)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(395,675)	1
COMPREHENSIVE LOSS	$(666,018)	$(536,397)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2025 and 2024

Unaudited

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	100	1	88,235	883	8,100,117,720	798,346	–	205,000
Common stock issued for cash, net of fees	–	–	–	–	52,162,997	5,218	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2024	100	$1	88,235	$883	8,152,280,717	$803,564	–	$205,000

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	100	$1	88,235	$883	10,551,957,534	$1,055,196.00	2,545,555,556	$2,470,046

Common stock issued for cash, net of fees	–	–	–	–	1,265,018,666	126,502	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	250,000,000	–	(250,000,000)	–
Common Stock to be issued	–	–	–	–	120,000,000	18,445	(120,000,000)	(18,445)
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at March 31, 2025	100	$1	88,235	$883	12,186,976,200	$1,200,143	2,175,555,556	$2,451,601

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2025 and 2024

Unaudited

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2023	100,000	(1,000)	49,733,618	1,217,410	(1,253,356)	(67,376,221)	(16,675,319)
Common stock issued for cash, net of fees	–	–	35,364	–	–	–	40,582
Issuance of common stock for legal settlement	–	–	100,000	–	–	–	100,000
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(3,009)	–	(533,389)	(536,398)
Balance at March 31, 2024	100,000	$(1,000)	$49,868,982	$1,214,401	$(1,253,356)	$(67,909,611)	$(17,071,135)

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2024	100,000	$(1,000.00)	$51,157,797	$1,207,006	$(1,627,086)	$(71,259,677)	$(16,996,834)

Common stock issued for cash, net of fees	–	–	312,868	–	–	–	439,370
Conversion of convertible debt into common stock	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,675)	–	(395,675)
Net Income (loss)	–	–	–	(3,554)	–	(266,790)	(270,344)
Balance at March 31, 2025	100,000	$(1,000)	$51,470,665	$1,203,452	$(2,022,761)	$(71,526,469)	$(17,223,485)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(270,344)	$(536,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,011	19,288
Gain on forgiveness of payables and liabilities	181,055	–
Change in fair market of derivative liabilities	–	–
Impairment of goodwill and intangible assets	–	–
Loss on equity investment	–	–
Issuance of common stock for legal settlement	–	–
Amortization of debt discount	–	–
Bad debt expense	–	–
Exceptional Costs gain	25,260	–
Operating lease expense	–	11,507
Changes in operating assets and liabilities:
Accounts receivable	(136,294)	(12,918)
Inventory	–	–
Contract assets	–	–
Prepaid expenses and other assets	58,451	989
Contract liabilities	–	–
Loss provision for contracts in progress	–	–
Accounts payable and accrued expenses	266,803	437,569
Operating lease liabilities, net	(527,409)	(11,790)
Other current liabilities	1,684	66
Other assets	449,556	–
Other liabilities	–	–
Net cash provided (used) in operating activities	78,774	(91,687)
Cash flows from investing activities:
Purchases of property and equipment	19,675	–
Investment in joint venture	–	–
Issuance of note receivable, related party	–	(29,817)
Advances to related party	–	(30,000)
Net cash provided (used) in investing activities	19,675	(59,817)
Cash flows from financing activities:
Issuance of common stock, net of fees	439,370	140,580
Proceeds from convertible notes	15,270	–
Net repayments of loan payable	(136,159)	–
Net cash provided (used) by financing activities	318,481	140,580
Net change in cash	416,929	(10,923)
Effect of exchange rate on cash	(395,675)	–
Cash at beginning of year	86,531	11,912
Cash at end of year	$107,785	$990

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$–	$–

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

The Company’s subsidiaries consist of: DarkPulse, Inc., based in New York; Terradata Unmanned PLLC, based in Florida; DarkPulse UK Ltd based in the United Kingdom, Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey.

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

The relevant translation rates are as follows: for the year ended March 31, 2025 a closing rate at 1.292 US$: GBP, average rate at 1.2633 US$:GBP, and closing rate of 1.4391 US$:CAD.

The relevant translation rates are as follows: for the year ended March 31, 2024 a closing rate at 1.2626 US$: GBP, average rate at 1.2713 US$:GBP and closing rate at 1.3510 US$: CAD.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2025, one customer accounted for 39% of gross accounts receivable.

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

During the three months ended March 31, 2025 and 2024, the Company recorded a loss of $3,554 and $3,009 respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the three months ended March 31, 2025 and 2024, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of ~~December~~ March 31, 2025 and 2024 are as follows:

	Years Ended
	2025	2024
Convertible notes	–	210,081,967
Series D preferred stock	176,470	176,470
	176,470	210,258,470

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $270,344 and $536,398 during the three months ended March 31, 2025 and 2024, respectively, and net cash provided (used) in operating activities of $78,774 and $(91,687), respectively. As of March 31, 2025, the Company’s current liabilities exceeded its current assets by $17,368,854 and an accumulated deficit of $71,526,469. As of March 31, 2025, the Company had $107,785 of cash.

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

NOTE 4 – BUSINESS ACQUISITIONS

Optilan India PVT Ltd and Optilan Communication & Security Systems, Ltd.

On September 11, 2024, the Company closed a sale agreement with Joint Liquidators, Optilan (UK) Limited incorporated and registered in England and Wales acting by the Joint Liquidators (Seller), purchasing the right, title and interest of shares in Optilan India, PVT Ltd located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey along with the applicable intellectual property rights including (1) the user interface for sensor systems, (2) The “Optilan.com” domain name and continued use of the “@optilan.com” email accounts. The Company agreed to pay $65,000 USD for both companies and the intellectual property rights.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976)
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Services and products transferred at a point in time	$141,018	$4,232
Services and products transferred over time	–	6,619
Total revenue	$141,018	$10,850

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Products	$–	$–
Services	141,018	10,850
Total revenue	$141,018	$10,850

Revenue by geographic destination consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
North America	$14,200	$10,850
United Kingdom	–	–
Rest of world	126,818	–
Total revenue	$141,018	$10,850

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

Contract assets and liabilities on March 31, 2025 are $0 upon the deconsolidation related to the Optilan liquidation.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,
	2025	2024
Accounts receivable	$1,056,796	$915,044
Less: Allowance for doubtful accounts	(5,458)	–
Accounts receivable, net	$1,051,338	$915,044

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,
	2025	2024
Property and equipment	$1,092,242	$1,092,870
Leasehold improvements	38,460	46,934
Property and equipment at cost	1,130,702	1,139,804
Less - accumulated depreciation	(468,650)	(415,810)
Property and equipment, net	$662,052	$723,994

Depreciation expenses was $17,254 and $18,871 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended March 31, 2025:

Goodwill
Balances at December 31, 2024	$23,965
Acquisition	–
Foreign exchange translation	–
Balances at March 31, 2025	$23,965

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2025 and 2024, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended March 31, 2025 and 2024, the Company had patent amortization costs on its intrusion detection technology totaling $12,727 and $14,212, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Patents	$904,269	$904,269
Less: accumulated amortization	(714,391)	(650,606)
Patents, net	$189,878	$253,663

Future expected amortization of patents is as follows:

As of December 31,
2025	$51,028
2026	51,028
2027	51,028
Thereafter	36,794
$189,878

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of March 31, 2025 and March 31, 2024:

	March 31,
	2025	2024
Accounts payable	$14,566,593	$13,944,914
Accrued liabilities	2,765,373	2,155,928
Total accounts payable and accrued expenses	$17,331,966	$16,100,842

NOTE 11 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of March 31, 2025 and 2024. In 2024 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2024 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of March 31, 2025 and 2024.

As of March 31, 2025 and, 2024, there was $0 and $166,650 of convertible debt principal outstanding. During the three months ended March 31, 2025 and 2024, $0 and $0 of the debt discount was amortized.

The summary of convertible notes are:

	2025	2024
Principal Outstanding	$–	$166,650
Less: unamortized debt discount	–	(45,725)
Convertible notes, net	$–	$120,925

The table below details the Company's outstanding convertible notes and related derivative liability:

	Face Amount		Derivative Liability
	03/31/2025	03/31/2024	03/31/2025	03/31/2024
1800 Diagonal Lending	$–	$–	$–	$108,958
Carebourn	–	–	–	–
Carebourn	–	–	–	–
More Capital	–	–	–	–
EMA	–	–	–	–
	$–	$–	$–	$108,958

During the three months ended March 31, 2025 and 2024, change in fair value of the derivative liability was $57,235 and $51,723, respectively. The following is a summary of the derivative liability:

Derivative Liability
Balances at December 31, 2024	$(57,235)
Loss on issuance of debt	–
Issuance of convertible note - 1800 Diagonal Lending	–
Change in fair value	–
EMA settlement	–
Balances at March 31, 2025	$(57,235)

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

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS - Short-term loans	151,970	151,970
OPT – Optilan Communications & Security Ltd	970	1,042
Loans payable, current	$571,458	$571,530

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,532	63,532
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	97,532
Loans payable, non-current	$291,967	$291,967

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $3,914 and $0, respectively.

As of March 31, 2025 and 2024, the outstanding balance of the debenture liability totaled $767,865 and $916,042, respectively.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending March 31,
2025	$181,543
2026	260,588
2027	260,588
2028	65,147
$767,865

NOTE 13 – LEASES

The following was included in our balance sheet as of March 31, 2025 and 2024:

	March 31,
Operating leases	2025	2024
Assets
ROU operating lease assets	$–	$485,178

Liabilities
Current portion of operating lease	–	80,400
Operating lease, net of current portion	–	484,545
Total operating lease liabilities	$–	$564,945

The weighted average remaining lease term and weighted average discount rate at March 31, 2025 and 2024 were as follows:

	March 31,
Operating leases	2025	2024
Weighted average remaining lease term (years)	0	7.25
Weighted average discount rate	0.00%	6.00%

Operating Leases

On January 15, 2025 SVEA Cameron Esperson filed its Motion for Nonsuit without Prejudice. The dismissal was accepted by the court on January 16, 2025.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2025:

Three Months Ended March 31,
2025	$0
2026	0
2027 and later	0
Total lease payments	0
Less imputed interest	(0)
Total lease obligations	0
Less current lease obligations	(0)
Long-term lease obligations	$0

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2025 and 2024 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2025 and 2024, there were 12,186,976,200 and 8,330,852,145 common shares issued, respectively.

2024 Transactions

On November 6, 2024 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

The below table of puts from 1/03/2025 through 3/27/2025 were made by the Company under the 2024 EFA during 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds

1/3/2025	36,640,675	23,450	$0.000640	20,783
1/13/2025	51,215,454	32,778	$0.000640	29,458
1/22/2025	79,061,625	50,619	$0.000640	46,050
1/30/2025	139,008,500	55,603	$0.000400	50,686
2/7/2025	124,797,875	49,786	$0.000399	45,276
2/18/2025	131,445,657	42,063	$0.000320	38,093
2/27/2025	142,074,500	34,098	$0.000240	30,686
3/10/2025	132,699,709	31,848	$0.000240	28,594
3/18/2025	224,563,917	53,895	$0.000240	40,098
3/27/2025	203,844,344	65,230	$0.000320	59,639

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

Stock Options

As of March 31, 2025 and 2024, the Company had no outstanding stock options.

NOTE 15 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2025 and 2024 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the three months ended March 31, 2025 and 2024:

	2025	2024
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	1.36%	1.36%
Foreign rate differential	1.26%	1.26%
Goodwill impairment	-7.33%	-7.33%
NOLs carryforward adjustment	3.61%	3.61%
Other	-0.22%	-0.22%
Change in valuation allowance:	-19.67%	-19.67%
	–%	–%

The Company’s deferred tax assets and liabilities as of March 31, 2025 and 2024 are as follows:

	2025	2024
Deferred Tax (Liabilities):
Net operating losses	$8,964,470	$8,964,470
Intangible assets	(736,905)	(736,905)
Right of use asset	84,170	84,170
Stock based compensation	424,681	424,681
Property and equipment	497,037	497,681
Other	11,077	11,077
Less: Valuation allowance	(9,244,530)	(9,244,530)
	$–	$–

The Company has approximately $26,485,942 of federal and state net operating loss carryforwards as of March 31, 2025. Of the $26.4 million of NOL's, $4.8 million will begin to expire in 2023 while $15.9 million will not expire but will be limited to 80% utilization. The company also has net operating losses in the UK of $22,085,338 and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the three months ended March 31, 2025 and 2024, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the UK. The Company had no income tax expense on its losses for the three months ended March 31, 2025 and 2024, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of March 31, 2025 and 2024, the Company had no uncertain tax positions.

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

On January 20, 2025 Optilan India Pvt, Ltd.entered into a director’s loan agreement to lend funds whenever the company requires money for working capital over the period of two years. The loan is unsecured, and non-interest bearing with repayment being mutually agreed upon between Lender and Borrower.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both three months ended March 2025 and 2024, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both three months ended March 2025 and 2024, the outstanding balance was $135,500.

NOTE 18 – SUBSEQUENT EVENTS

On April 4, 2025, the Company issued 130,615,137 shares of common stock for a total consideration of $41,796.85

On April 14, 2025, the Company issued 179,014,375 shares of common stock for a total consideration of $42,963.45

On April 23, 2025, the Company issued 181,334,313 shares of common stock for a total consideration of $58,026.98

On May 1, 2025, the Company issued 188,280386 shares of common stock for a total consideration of $46,844,16

On May 9, 2025, the Company issued 225,384,480 shares of common stock for a total consideration of $43,273.82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at March 31, 2025, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

Revenue Recognition

The Company’s revenues are generated primarily from the sale of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products were primarily generated from our TJM subsidiaries are now generated from the Company’s subsidiary Optilan India Pvt Ltd. Sales of products and services are separate from one another. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We recognize service revenues as the performance obligations are met, which is generally as milestones are satisfied over time. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

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

Headquartered in New York, DarkPulse is a globally-based technology company with presence through its subsidiaries in the, United States, Canada, India and Turkey. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse operate in the air, land, sea. We believe 0ur patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure/key resources subject to vulnerability or risk. Our patented dark-pulse based BOTDA distributed fiber sensing system is best in class. We are able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as eight CM DIA, detecting internal anomalies before catastrophic failure. We are developing an intelligent rock bolt to prevent causalities and fatalities in mining operations and include a real time sensor system that can detect the location and movement of personnel and equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

Current Operations

As a result of the liquidation of Optilan,UK Ltd our current operations now include: DarkPulse, Inc., based in New York City, New York; Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey. Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned. DarkPulse Manufacturing Inc. (formerly TJM Electronics West, Inc.) is no longer providing products or services as a result of those products and services now being contracted through Sanmina Corp (NASDAQ:SANM).

We have recently completed development activities of our Gen. 3 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp for full manufacturing of our patented BOTDA sensor system hardware. We expect to submit a Purchase Order to Sanmina Corp during Q2 2025. We base our claims related to the technologies capabilities from both experimental data obtained during the creation of the patent as well as real world POC deployments beginning in 2009 with most recent deployment in 2021. There are also papers submitted and published via IEEE and available online. The system components include: patented hardware containing various electronic components and lasers, proprietary software utilized to collect analog data and convert that data to digital data, and a user interface utilizing proprietary software as well as Unity game engine for the VR capability component of the User Interface. Deployment of the system begins with engineering design based on Scope requirements and installation environment. Fiber optic cable is then installed into the medium to be monitored. The system is then provisioned remotely by optical engineers.

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

Our agreement with the University of New Brunswick requires a royalty of 2% beginning April 24, 2018; however, no royalties have been paid to the University of New Brunswick as the period for royalties has expired prior to any sales of the patented technology. We have no further requirement to pay royalties.

On April 28, 2023 we entered an Equity Financing Agreement, which was superseded by the Amended Equity Financing Agreement dated June 13, 2023, which was then superseded by the Second Amended Equity Financing Agreement dated July 10, 2023, which was then superseded by the Third Amended Equity Financing Agreement dated August 14, 2024 as amended (the “EFA”), and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 12 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

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

Below is a table of all puts made by the Company under the EFA during the quarter ended March 31, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/3/2025	36,640,675	$23,450	$0.000640	$20,783
1/13/2025	51,215,454	32,778	$0.000640	29,458
1/22/2025	79,061,625	50,619	$0.000640	40,050
1/30/2025	139,008,500	55,603	.000400	50,686
2/7/2025	124,797,875	49,786	.000399	45,276
2/18/2025	131,445,657	42,063	.000320	38,093
2/27/2025	142,074,500	34,098	.000240	30,686
3/10/2025	132,699,709	31,848	.000240	28,594
3/18/2025	224,563,917	53,895	.000240	40,098
3/27/2025	203,884,344	65,230	.000320	59,639
	286,289,981	$184,376		$176,755

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $(270,344) and $(539,398) for the three-months ended March 31, 2025 and 2024, respectively, and net cash provided in operating activities of $78,774 and used in operating activities of $91,687, respectively. As of March 31, 2025, the Company’s current liabilities exceeded its current assets by $17,368,854 and has an accumulated deficit of $(71,526,469). As of March 31, 2025, the Company had $107,785 of cash. Lastly, the Optilan Liquidation no longer raises serious concerns about the viability of the Optilan (UK) Limited entities. Optilan (UK) Limited and its subsidiaries have been deconsolidated and are no longer under the control of DarkPulse, Inc.

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

Results of Operations

For the Three-Months Ended March 31, 2025 and 2024

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

For the three-months ended March 31, 2025, total revenues were $141,018 compared to $10,850 for the three-months ended March 31, 2024, an increase of $130,168. The increase was primarily due to revenues generated by Optilan India Pvt, Ltd. The breakdown of revenues by entity for the three-months ended March 31, 2025 and 2024 is as follows:

	Three-Months Ended March 31
	2025	2024
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData	14,200	66,968
DarkPulse	–	–
Optilan India	126,818	59,868
	$141,018	$126,836

Cost of Revenues and Gross Margin

For the three-months ended March 31, 2025, cost of revenues was $103,917 compared to $199 for the three-months ended March 31, 2024, an increase of $103,718. The increase was attributable to higher revenues from Optilan India Pvt, Ltd.

Gross (loss) / profit for the three-months ended March 31, 2025 was $37,101 with a gross (loss) profit of 26% compared to $10,651 for the three-months ended March 31, 2024 with a gross (loss) profit of 98%.

Operating Expenses

Selling, general and administrative expenses for three-months ended March 31, 2025 decreased by $12,286 to $144,825 from $157,111 for the three-months ended March 31, 2024.

Salaries, wages and payroll taxes for three-months ended March 31, 2025 increased to $237,005 from $211,877 for the three-months ended March 31, 2024. The increase is primarily consisted of increased headcount at Optilan India Pvt, Ltd.

Professional fees for the three-months ended March 31, 2025 decreased by $110,098 to $47,237 from $157,371 for the three-months ended March 31, 2024 due to decrease in audit and legal fees.

Depreciation and amortization for three-months ended March 31, 2025 increased to $30,011 from $19,288 for the three-months ended March 31, 2024. This increase is primarily due to an adjustment to the patent amortization.

During the three-months ended March 31, 2025 and 2024, the Company recorded $0 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the three-months ended March 31, 2025, we had other expense of $151,669 compared to other expense of ($1,402) during three months ended March 31, 2024. The increase is due to a gain on forgiveness of debt.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $270,344 and $536,398 for the three-months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three-months ended March 31, 2025, we had $439,370 in cash proceeds from our equity financings compared to $140,580 in 2024.

As of March 31, 2025, we had cash of $107,785 compared to $990 as of March 31, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have not raised working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of March 31, 2025, our current liabilities exceeded our current assets by $17,368,854.

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

Cash Flows from Operating Activities

During the three-months ended March 31, 2025, net cash provided in operating activities was $78,774 resulting from our net loss of $270,344, partially offset by non-cash charges of $236,326 primarily driven by our gain on forgiveness of debt and termination of lease. In 2024, we had net cash used in operating activities was $91,687 resulting from our net loss of $536,398, partially offset by non-cash charges of $ 30,795 resulting from depreciation and amortization and operating lease expense.

Cash Flows from Investing Activities

During the three-months ended March 31, 2025, we had net cash provided in investing activities of $19,675.

During the three-months ended March 31, 2024, we had net cash used in investing activities of $59,817.

Cash Flows from Financing Activities

During the three-months ended March 31, 2025, net cash provided by financing activities was $318,481 which was primarily comprised of proceeds from the issuance of common stock of $439,370 offset by repayments of loans payable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2025. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the EFA during the quarter ended March 31, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/3/2025	36,640,675	$23,450	$0.000640	$20,783
1/13/2025	51,215,454	32,778	$0.000640	29,458
1/22/2025	79,061,625	50,619	$0.000640	40,050
1/30/2025	139,008,500	55,603	.000400	50,686
2/7/2025	124,797,875	49,786	.000399	45,276
2/18/2025	131,445,657	42,063	.000320	38,093
2/27/2025	142,074,500	34,098	.000240	30,686
3/10/2025	132,699,709	31,848	.000240	28,594
3/18/2025	224,563,917	53,895	.000240	40,098
3/27/2025	203,884,344	65,230	.000320	59,639
	286,289,981	$184,376		$176,755

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $7,621 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to the EFA.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

DarkPulse, Inc.

Date: May 20, 2025	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

