Form 10-Q
period 2025-06-30
DarkPulse, Inc.
filed 2025-08-14
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 14, 2025 was 15,662,167,427.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	Unaudited	Audited
	June 30	December 31
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,134	$86,531
Accounts receivable, net	952,272	915,044
Prepaid expenses and other current assets	100,347	102,782
TOTAL CURRENT ASSETS	1,154,753	1,104,357

NON-CURRENT ASSETS:
Property and equipment, net	568,866	698,982
Operating lease right-of-use assets	–	449,556
Patents, net	177,121	202,635
Notes receivable, related party	–	–
Investment in related party	–	–
Joint venture	–	–
Goodwill	23,965	23,965
Other assets, net	246,935	308,804
Intangible assets, net	–	–
TOTAL NON-CURRENT ASSETS	1,016,887	1,683,942
TOTAL ASSETS	$2,171,640	$2,788,299

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,304,279	$16,863,559
Contract liabilities	–	–
Loss provision for contracts in progress	–	–
Convertible notes, net	–	–
Notes payable, current	17,690	114,000
Derivative liability	24,804	(57,235)
Loan payable, current	571,412	571,530
Loan payable, related party	372,882	361,747
Secured debenture, current	275,588	260,550
Operating lease liabilities - current	–	80,400
Other current liabilities	72,192	70,513
TOTAL CURRENT LIABILITIES	19,638,846	18,265,063

NON-CURRENT LIABILITIES:
Secured debenture	482,279	781,094
Loan payable	291,967	291,967
Operating lease liabilities - non-current	–	447,009
Non-current liabilities - discontinued operations	–	–
TOTAL NON-CURRENT LIABILITIES	774,246	1,520,070
TOTAL LIABILITIES	20,413,091	19,785,133

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both June 30, 2025 and December 31, 2024	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 14,666,648,287 and 10,551,957,534 shares issued as of June 30, 2025 and December 31, 2024, respectively,	1,217,460	1,055,196
Treasury stock at cost, 100,000 shares at June 30, 2025 and December 31, 2024	(1,000)	(1,000)
Additional paid-in capital	52,202,130	51,157,797
Common Stock to be issued	2,100,493	2,470,046
Non-controlling interests	1,199,257	1,207,006
Accumulated other comprehensive income (loss)	(2,675,328)	(1,627,086)
Accumulated deficit	(72,285,347)	(71,259,677)
TOTAL STOCKHOLDERS' DEFICIT	(18,241,451)	(16,996,834)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,171,640	$2,788,299

See the accompanying notes to the unaudited condensed consolidated financial statement

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2025	2024	2025	2024
REVENUES	$50,913	$14,318	$191,931	$25,168
COST OF REVENUES	9,271	671	113,188	870
GROSS PROFIT (LOSS)	41,642	13,647)	78,743	24,298)

OPERATING EXPENSES:
Selling, general and administrative	289,843	170,315	434,668	327,426
Salaries, wages and payroll taxes	236,195	185,000	473,200	396,877
Bad debt expense		59,817	–	59,817
Professional fees	59,955	23,260	107,228	180,631
Depreciation and amortization	19,547	44,584	49,558	63,872
Impairment expense	–	–	–	–
TOTAL OPERATING EXPENSES	605,540	482,976	1,064,654	1,028,623

OPERATING LOSS	(563,898)	(469,329)	(985,911)	(1,004,325)

OTHER INCOME (EXPENSE):
Interest expense	(23,427)	(415,920)	(31,428)	(417,322)
Loss on deconsolidation	–	–	–	–
Change in fair market of derivative liabilities	(90,103)	(31,457)	(90,103)	(31,457)
Loss on equity investment	–	(1,500,000)	–	(1,500,000)
Gain on the forgiveness of debt	–	–	181,055	–
Exceptional Costs Gain	–	–	(18,772)	–
Foreign currency exchange rate variance	737	–	(1,876)	–
Gain/(Loss) on Disposal of Asset	(86,382)	–	(86,382)	–
TOTAL OTHER INCOME (EXPENSE)	(199,175)	(1,947,377)	(47,506)	(1,948,779)

Net loss	(763,073)	(2,416,706)	(1,033,417)	(2,953,104)
Net loss attributable to non-controlling interests	4,195	6,444	7,749	9,453
Net loss attributable to DarkPulse, Inc.	$(758,878)	$(2,410,261)	$(1,025,668)	$(2,943,650)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	13,550,627,795	8,191,535,359	12,386,327,893	8,213,651,977

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2025	2024	2025	2024
NET LOSS	$(763,073)	$(2,416,706)	$(1,033,417)	$(2,953,104)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	1	1	1	1
COMPREHENSIVE LOSS	$(763,072)	$(2,416,705)	$(1,033,416)	$(2,953,103)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended June 30, 2025 and 2024

Unaudited

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	100	$1	88,235	$883	8,100,117,720	$798,346	–	$205,000
Common stock issued for cash, net of fees	–	–	–	–	52,162,997	5,218	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2024	100	$1	88,235	$883	8,152,280,717	$803,564	–	$205,000

Common stock issued for cash, net of fees	–	–	–	–	498,293,650	48,638	–	–
Issuance of common stock for legal settlement	–	–	–	–	111,267,868	11,127	–	–
Common Stock to be issued	–	–	–	–	166,666,666	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2024	100	$1	88,235	$883	8,928,508,901	$863,328	–	$205,000

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	100	$1	88,235	$883	10,551,957,534	$1,055,196.00	2,545,555,556	$2,470,046

Common stock issued for cash, net of fees	–	–	–	–	1,265,018,666	126,502	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	250,000,000	–	(250,000,000)	–
Common Stock to be issued	–	–	–	–	120,000,000	18,445	(120,000,000)	(18,445)
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at March 31, 2025	100	$1	88,235	$883	12,186,976,200	$1,200,143	2,175,555,556	$2,451,601

Common stock issued for cash, net of fees	–	–	–	–	1,729,672,017	17,317	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	750,000,000	–	(750,000,000)	(351,108)
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at June 30, 2025	100	$1	88,235	$883	14,666,648,217	$1,217,460	1,425,555,556	$2,100,493

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit (Continued)

For the Three Months Ended June 30, 2025 and 2024

Unaudited

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2023	100,000	$(1,000)	$49,733,618	$1,217,410	$(1,253,356)	$(67,376,221)	$(16,675,319)
Common stock issued for cash, net of fees	–	–	35,364	–	–	–	40,582
Issuance of common stock for legal settlement	–	–	100,000	–	–	–	100,000
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	(3,009)		(533,389)	(536,398)
Balance at March 31, 2024	100,000	$(1,000)	$49,868,982	$1,214,401	$(1,253,356)	$(67,909,611)	$(17,071,135)

Common stock issued for cash, net of fees	–	–	173,363	–	–	–	–
Issuance of common stock for legal settlement	–	–	98,394	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Net loss	–	–	–	(6,444)	–	(2,410,261)	(2,416,706)
Balance at June 30, 2024	100,000	$(1,000)	$50,140,739	$1,207,957	$(1,253,356)	$(70,319,872)	$(19,156,320380)

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2024	100,000	$(1,000.00)	$51,157,797	$1,207,006	$(1,627,086)	$(71,259,677)	$(16,996,834)

Common stock issued for cash, net of fees	–	–	312,868	–	–	–	439,370
Conversion of convertible debt into common stock	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,675)	–	(395,675)
Net Income (loss)	–	–	–	(3,554)	–	(266,790)	(270,344)
Balance at March 31, 2025	100,000	$(1,000)	$51,470,665	$1,203,452	$(2,022,761)	$(71,526,469)	$(17,223,485)

Common stock issued for cash, net of fees	–	–	380,357	–	–	–	397,674
Conversion of convertible debt into common stock	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	351,108	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(652,567)	–	(652,567)
Net Income (loss)	–	–	–	(4,195)	–	(758,877)	(763,073)
Balance at June 30, 2025	100,000	$(1,000)	$52,202,130	$1,199,257	$(2,675,328)	$(72,285,347)	$(18,241,451)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS UNAUDITED

Six Months Ended June 30,

	2025	2024
Cash flows from operating activities:
Net loss	$(1,033,417)	$(2,953,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,558	63,872
Gain on forgiveness of payables and liabilities	181,055	–
Change in fair market of derivative liabilities	82,039	31,457
Loss on equity investment	–	1,500,000
Issuance of common stock for legal settlement	–	–
Amortization of debt discount	–	28,796
Impairment of goodwill and intangible assets	–	–
Bad debt expense	–	59,817
Exceptional Costs gain	25,260	–
Operating lease expense	–	23,195
Changes in operating assets and liabilities:
Accounts receivable	(37,228)	(28,452)
Inventory	–	–
Contract assets	–	–
Prepaid expenses and other assets	64,304	989
Contract liabilities	–	–
Loss provision for contracts in progress	–	–
Accounts payable and accrued expenses	1,239,116	983,536
Operating lease liabilities, net	(527,409)	(24,115)
Other current liabilities	1,678	284)
Other assets	449,556	–
Other liabilities	–	–
Net cash provided by (used in) operating activities	494,513	(313,725)
Cash flows from investing activities:
Purchases of property and equipment	106,071	–
Investment in related party	–	–
Investment in joint venture	–	–
Issuance of note receivable, related party	–	(29,817)
Advances to related party	–	(30,000)
Net cash provided by (used in) investing activities	106,071	(59,817)
Cash flows from financing activities:
Issuance of common stock, net of fees	837,044	362,582
Proceeds from convertible notes	11,135	–
Net repayments of loan payable	(384,917)	–
Net cash provided by (used in) financing activities	463,262	362,582
Net change in cash	1,063,845	(10,960)
Effect of exchange rate on cash	(1,048,242)	–
Cash at beginning of year	86,531	11,912
Cash at end of year	$102,134	$952

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,863	$77,644
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$–	$109,521

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

The Company’s subsidiaries consist of: Terradata Unmanned PLLC, based in Florida; DarkPulse UK Ltd based in the United Kingdom; Optilan India Pvt Ltd based in Navi-Mumbai; Optilan Communications & Security Systems Ltd, based in Ankara Turkey; and DarkPulse Technologies – FZCO based in Dubai, UAE.

Optilan India Pvt Ltd, operating in India, provides project engineering & design, system provisioning and contract bid services for the Company globally. Optilan Communications & Security Systems Ltd, provides project engineering & design, system provisioning and contract bid services for the Company throughout Europe. DarkPulse Technologies – FZCO will provide Science & Technology Consultancy, Building Maquette & Model Makers and IT Infrastructure.

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

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and 2024, the Company determined that the allowance for doubtful accounts was $5,457 and $5,457, respectively.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency, as well as the Turkish lira, (“TL”), United Arab Emirates Dirham (“AED”), and Indian Rupee (“INR”). . The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the six months ended June 30, 2025 a closing rate at 1.3735 US$: GBP, average rate at 1.3565 US$:GBP, a closing rate of 1.3607 US$:CAD a closing rate of .01167 INR:USD, a closing rate of TRY:USD .0251 and a closing rate of .2723 UAE :USD.

The relevant translation rates are as follows: for the six months ended June 30, 2024 a closing rate at 1.2649 US$: GBP, average rate at 1.2716 US$:GBP and closing rate at 1.3695 US$: CAD.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2025, one customer accounted for 39% of gross accounts receivable.

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

Equity Investments

The Company uses the equity method to account for investments in which it has the ability to exercise significant influence over the investee’s operating and financial policies, or in which it holds a partnership or limited liability company interest in an entity with specific ownership accounts, unless it has virtually no influence over the investee’s operating and financial policies. The Company follows the guidance in ASC 323-10-30-2, Joint Ventures, which prescribes the use of the equity method for investments in joint ventures where the Company has significant influence. Equity method investments are recorded at cost and are adjusted to recognize (1) the Company’s share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds the Company’s share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than-temporary declines in fair value. Gain (loss) on equity investment includes realized gains or losses upon the sale of the investment and are included as other income (expense) in the consolidated statements of operations and comprehensive (loss).

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

The Company's U.S. subsidiaries were incorporated in 2017. The Company does not anticipate a tax liability for the years 2025 and 2024, however may be subject to certain penalties. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

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

During the six months ended June 30, 2025 and 2024, the Company recorded a loss of $7,749 and $9,453 respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the six months ended June 30, 2025 and 2024, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of June 30, 2025 and 2024 are as follows:

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $1,033,417 and $2,953,104 during the six months ended June 30, 2025 and 2024, respectively, and net cash provided (used) in operating activities of $494,513 and $(313,725), respectively. As of June 30, 2025, the Company’s current liabilities exceeded its current assets by $18,484,093 and had an accumulated deficit of $72,285,347 . As of June 30, 2025, the Company had $102,134 of cash.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976)
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the six months ended June 30, 2025 and 2024:

	2025	2024
Services and products transferred at a point in time	$191,931	$25,168
Services and products transferred over time	–	–
Total revenue	$191,931	$25,168

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the six months ended June 30, 2025 and 2024:

	2025	2024
Products	$–	$–
Services	191,931	25,168
Total revenue	$191,931	$25,168

Revenue by geographic destination consisted of the following for the six months ended June 30, 2025 and 2024:

	2025	2024
North America	$25,995	$25,168
United Kingdom	–	–
Rest of world	165,936	–
Total revenue	$191,931	$25,168

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

Contract assets and liabilities on June 30, 2025 are $0.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,
	2025	2024
Accounts receivable	$957,730	$915,044
Less: Allowance for doubtful accounts	(5,458)	–
Accounts receivable, net	$952,272	$915,044

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,
	2025	2024
Property and equipment	$921,406	$1,092,870
Leasehold improvements	0	46,934
Property and equipment at cost	921,406	1,139,804
Less - accumulated depreciation	(352,540)	(415,810)
Property and equipment, net	$568,866	$723,994

Depreciation expenses was $49,558 and $63,872 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended June 30, 2025:

Balances at December 31, 2024	$23,965
Acquisition	–
Foreign exchange translation	–
Balances at June 30, 2025	$23,965

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of June 30, 2025 and 2024, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the six months ended June 30, 2025 and 2024, the Company had patent amortization costs on its intrusion detection technology totaling $25,514 and $25,514, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Patents	$904,269	$904,269
Less: accumulated amortization	(727,148)	(701,634)
Patents, net	$177,121	$202,635

Future expected amortization of patents is as follows: As of December 31,

2025	$38,271
2026	51,028
2027	51,028
Thereafter	36,794
$177,121

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2025 and June 30, 2024:

	June 30,
	2025	2024
Accounts payable	$15,315,124	$13,973,471
Accrued liabilities	2,989,155	2,155,400
Total accounts payable and accrued expenses	$18,304,279	$16,128,871

NOTE 10 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2025 and 2024. In 2024 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2024 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of June 30, 2025 and 2024.

As of June, 2025 and, 2024, there was $0 and $91,971 of convertible debt principal outstanding, respectively. During the six months ended June 30, 2025 and 2024, $0 and $0 of the debt discount was amortized.

The summary of convertible notes are:

	June 30,
	2025	2024
Principal Outstanding	$0	$108,900
Less: unamortized debt discount	(0)	(16,929)
Convertible notes, net	$0	$91,971

During the three months ended June 30, 2025 and 2024, change in fair value of the derivative liability was $90,103 and $94,759, respectively.

The following is a summary of the derivative liability:

Balances at December 31, 2024	$(57,235)
Loss on issuance of debt	(8,064)
Issuance of convertible note - 1800 Diagonal Lending	–
Change in fair value	90,103
EMA settlement	–
Balances at June 30, 2025	$24,804

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

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at June 30, 2025 and December 31, 2024:

	June 30 2025	December 31, 2024
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS - Short-term loans	151,970	151,970
OPT – Optilan Communications & Security Ltd	924	1,042
Loans payable, current	$571,412	$571,530

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,532	63,532
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,532	97,532
Loans payable, non-current	$291,967	$291,967

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

For the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $6,699 and $77,644, respectively. As of June 30, 2025 and 2024, the outstanding balance of the debenture liability totaled $757,866 and 1,099,250, respectively.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending June 31,
2025	$137,794
2026	275,588
2027	275,588
2028	68,897
$757,866

NOTE 12 – LEASES

The following was included in our balance sheet as of June 30, 2025 and 2024:

	June 30,
Operating leases	2025	2024
Assets
ROU operating lease assets	$–	$473,491
	–	–
Liabilities	–	–
Current portion of operating lease	–	80,400
Operating lease, net of current portion	–	472,220
Total operating lease liabilities	$–	$552,620

The weighted average remaining lease term and weighted average discount rate at June 30, 2025 and 2024 were as follows:

Operating leases	2025	2024
Weighted average remaining lease term (years)	0	7.50
Weighted average discount rate	0.00%	6.00%

Operating Leases

On January 15, 2025 SVEA Cameron Esperson filed its Motion for Nonsuit without Prejudice. The dismissal was accepted by the court on January 16, 2025.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2025 and December 2024 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of June 30 30, 2025 and December 2024, there were 14,666,648,287 and 10,551,957,534 common shares issued, respectively.

2024 Transactions

On November 6, 2024 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

The below table of puts from January 1, 2025 to June 20, 2025 were made by the Company under the 2024 EFA during 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/3/2025	36,640,675	$23,450	$0.000640	$20,783
1/13/2025	51,215,454	32,778	$0.000640	29,458
1/22/2025	79,061,625	50,619	$0.000640	46,050
1/30/2025	139,008,500	55,603	$0.000400	50,686
2/7/2025	124,797,875	49,786	$0.000399	45,276
2/18/2025	131,445,657	42,063	$0.000320	38,093
2/27/2025	142,074,500	34,098	$0.000240	30,686
3/10/2025	132,699,709	31,848	$0.000240	28,594
3/18/2025	224,563,917	53,895	$0.000240	40,098
3/27/2025	203,844,344	65,230	$0.000320	59,639
4/4/2025	130,615,157	41,797	$0.000320	37,846
4/14/2025	179,014,375	42,963	$0.000240	38,931
4/23/2025	181,334,313	58,027	$0.000320	52,940
5/1/2025	188,180,386	46,844	$0.000249	42,540
5/9/2025	225,384,480	43,274	$0.000192	39,220
5/30/2025	225,516,618	36,083	$0.000160	32,532
6/10/2025	226,091,500	54,262	$0.000240	49,439
6/20/2025	186,437,750	44,025	$0.000236	36,912

Total	2,998,024,750	$837,044		$746,970

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

Stock Options

As of June 30, 2025 and 2024, the Company had no outstanding stock options.

NOTE 14 – INCOME TAXES

The provision for income taxes for the three months ended June 30, 2025 and 2024 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the three months ended June 30, 2025 and 2024:

	2025	2024
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	1.36%	1.36%
Foreign rate differential	1.26%	1.26%
Goodwill impairment	-7.33%	-7.33%
NOLs carryforward adjustment	3.61%	3.61%
Other	-0.22%	-0.22%
Change in valuation allowance:	-19.67%	-19.67%
	–%	–%

The Company’s deferred tax assets and liabilities as of June 30, 2025 and 2024 are as follows:

	2025	2024
Deferred Tax (Liabilities):
Net operating losses	$8,964,470	$8,964,470
Intangible assets	(736,905)	(736,905)
Right of use asset	84,170	84,170
Stock based compensation	424,681	424,681
Property and equipment	497,037	497,681
Other	11,077	11,077
Less: Valuation allowance	(9,244,530)	(9,244,530)
	$–	$–

The Company has approximately $26,485,942 of federal and state net operating loss carryforwards as of June 30, 2025. Of the $26.4 million of NOL's, $4.8 million will begin to expire in 2023 while $15.9 million will not expire but will be limited to 80% utilization. The Company also has net operating losses in the UK of $22,085,338 and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the three months ended June 30, 2025 and 2024, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the UK. The Company had no income tax expense on its losses for the three months ended June 30, 2025 and 2024, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of June 30, 2025 and 2024, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next 12 months. The Company files income tax returns in New Brunswick, Canada, and the U.S. federal, New York, and Delaware and the UK jurisdictions. Tax years 2012 to current remain open to examination by Canadian authorities; the tax year 2020 remains open to examination by U.S. authorities.

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

On or about September 3, 2021, the Company answered More’s complaint and interposed affirmative defenses, including that More was an unregistered “dealer,” as such term is defined in the Securities Exchange Act of 1934 (“Exchange Act”) and, therefore, all contracts between the parties arising from or related to the securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018 were void pursuant to the Exchange Act. The Company also asserted counterclaims against More under the Minnesota Securities Act.

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

Carebourn Capital et al v. Standard Registrar and Transfer et al

On or about May 20, 2022, the Carebourn Capital, L.P. (“Carebourn”) and More Capital, LLC (“More,” and together with Carebourn, the “Noteholders”) commenced an action against the Company, certain members of the Company’s executive team and board of directors and Standard Registrar and Transfer Company, Inc., the Company’s transfer agent, in the United States District Court for the District of Utah. The Noteholders’ complaint alleged various causes of action arising from certain securities purchase agreements and convertible promissory notes the Company sold to the Noteholders.

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

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On or about September 23, 2022, the Company, Social Life Network, Inc. and Redhawk Holdings Corp. commenced an action against Crown Bridge Partners, LLC (“Crown Bridge”) and its control persons, Soheil Ahdoot and Sepas Ahdoot (collectively, the “Crown Bridge Defendants”) in the United States District Court for the Southern District of New York. The complaint alleges that the Crown Bridge Defendants are liable to each of the plaintiffs for damages pursuant to the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

Pursuant to the scheduling in effect as of the date hereof, the Company’s Motion for Summary Judgment and the Crown Bridge Defendants’ Motion to Dismiss will both be fully submitted to the Court on July 16, 2025.

In addition to the foregoing Legal Proceedings, we are also actively investigating potential legal claims, including but not limited to stock fraud, market manipulation, and/or defamation, against certain Twitter accounts, websites, and social media channels. The investigation is ongoing and, should potential claims be identified, we will evaluate commencing formal litigation proceedings.

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

On January 20, 2025, Optilan India Pvt, Ltd. entered into a director’s loan agreement to lend funds whenever the company requires money for working capital over the period of two years. The loan is unsecured, and non-interest bearing with repayment being mutually agreed upon between Lender and Borrower.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both six months ended June 30 2025 and 2024, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both six months ended June 30, 2025 and 2024, the outstanding balance was $135,500.

NOTE 17 – SUBSEQUENT EVENTS

On July 2, 2025, the Company issued 231,597,125 shares of common stock for a total consideration of $37,055.54.

On July 21, 2025, the Company issued 273,712,125 shares of common stock for a total consideration of $43,793.94.

On July 14, 2025, the company issued 211,638,462 shares of common stock for conversion of a promissory note dated November 20, 2024.

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at June 30, 2025, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Headquartered in New York, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United States, Canada, India and Turkey. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

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

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. DP Technologies – FZCO in Dubai UAE focusing on Science and Technology Consultancy, Building Maquette & Model Makers and IT Infrastructure. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

Current Operations

Our current operations now include: DarkPulse, Inc., based in New York City, New York; Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey. DP Technologies – FZCO located in Dubai, UAE. Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned. DarkPulse Electronics Manufacturing Inc. (formerly TJM Electronics West, Inc.) is no longer providing products or services as a result of those products and services now being contracted through Sanmina Corp (NASDAQ:SANM).

We have recently completed development activities of our Gen. 3 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp for full manufacturing of our patented BOTDA sensor system hardware. We expect to submit a Purchase Order to Sanmina Corp during Q2 2025. We base our claims related to the technologies capabilities from both experimental data obtained during the creation of the patent as well as real world POC deployments beginning in 2009 with most recent deployment in 2021. There are also papers submitted and published via IEEE and available online. The system components include patented hardware containing various electronic components and lasers, proprietary software utilized to collect analog data and convert that data to digital data, and a user interface utilizing proprietary software as well as Unity game engine for the VR capability component of the User Interface. Deployment of the system begins with engineering design based on Scope requirements and installation environment. Fiber optic cable is then installed into the medium to be monitored. The system is then provisioned remotely by optical engineers.

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

Below is a table of all puts made by the Company under the EFA during the quarter ended June 30, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/4/2025	130,615,157	$41,797	0.000320	$37,846
4/14/2025	179,014,375	42,963	0.000240	38,931
4/23/2025	181,280,386	58,027	0.000320	52,940
5/1/2025	188,280,386	46,844	0.000249	42,540
5/21/2025	189,997,438	30,400	0.000160	27,247
5/30/2025	225,516,618	36,083	0.000160	32,532
6/10/2025	226,091,500	54,262	0.000240	49,439
6/20/2025	186,437,750	44,025	0.000236	36,912
	1,732,672.017	$397,675		$357,606

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $(1,033,417) and $(2,953,104) for the six-months ended June 30, 2025 and 2024, respectively, and net cash provided in operating activities of $494,513 and used in operating activities of $313,725, respectively. As of June 30, 2025, the Company’s current liabilities exceeded its current assets by $18,484,093 and has an accumulated deficit of $(72,285,347). As of June 30, 2025, the Company had $102,134 of cash.

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

Results of Operations

For the Three-Months Ended June 30, 2025 and 2024

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

For the three-months ended June 30, 2025, total revenues were $50,913 compared to $14,318 for the three-months ended June 30, 2024, an increase of $36,595. The increase was primarily due to revenues generated by Optilan India Pvt, Ltd. The breakdown of revenues by entity for the three-months ended June 30, 2025 and 2024 is as follows:

	Three-Months Ended June 30
	2025	2024
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData	11,795	14,318
DarkPulse	–	–
Optilan India	39,118	–
	$50,913	$14,318

Cost of Revenues and Gross Margin

For the three-months ended June 30, 2025, cost of revenues was $9,271 compared to $671 for the three-months ended June 30, 2024, an increase of $8,600. The increase was attributable to higher revenues from Optilan India Pvt, Ltd.

Gross (loss) / profit for the three-months ended June 30, 2025 was $41,642 with a gross (loss) profit of 82% compared to $13,647 for the three-months ended June 30, 2024 with a gross (loss) profit of 95%.

Operating Expenses

Selling, general and administrative expenses for three-months ended June 30, 2025 increased by $119,528 to $289,843 from $170,315 for the three-months ended June 30, 2024.

Salaries, wages and payroll taxes for three-months ended June 30, 2025 increased to $236,195 from $185,000 for the three-months ended June 30, 2024. The increase primarily consisted of increased headcount at Optilan India Pvt, Ltd.

Professional fees for the three-months ended June 30, 2025 increased by $36,695 to $59,955 from $23,260 for the three-months ended June 30, 2024 due to increased consulting fees.

Depreciation and amortization for three-months ended June 30, 2025 decreased to $19,547 from $44,585 for the three-months ended June 30, 2024. This decrease is attributable to the lease terminations at DarkPulse Inc and DarkPulse Electronics Manufacturing Inc.

During the three-months ended June 30, 2025 and 2024, the Company recorded $0 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the three-months ended June 30, 2025, we had other expense of $(199,175) compared to other expense of ($1,947,377) during the three months ended June 30, 2024. This decrease is due to a reduction in Loss on equity investment.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $763,073 and $2,416,706 for the three-months ended June 30, 2025 and 2024, respectively.

For the Six-Months Ended June 30, 2025 and 2024

Revenues

For the six-months ended June 30, 2025, total revenues were $191,931 compared to $ 25,168 for the six-months ended June 30, 2024, an increase of $166,763. The increase was primarily due to revenues generated by Optilan India Pvt, Ltd. The breakdown of revenues by entity for the six -months ended June 30, 2025 and 2024 is as follows:

	Six-Months Ended June 30
	2025	2024
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData	25,995	25,168
DarkPulse	–	–
Optilan India	165,937	–
	$191,931	$25,168

Cost of Revenues and Gross Margin

For the six-months ended June 30, 2025, cost of revenues was $113,188 compared to $870 for the six-months ended June 30, 2024, an increase of $112,318. The increase was attributable to higher revenues from Optilan India Pvt, Ltd.

Gross (loss) / profit for the six-months ended June 30, 2025 was $78,743 with a gross (loss) profit of 41% compared to $24,298 for the six-months ended June 30, 2024 with a gross (loss) profit of 97%.

Operating Expenses

Selling, general and administrative expenses for six-months ended June 30, 2025 increased by $107,242 to $434,668 from $327,426 for the six-months ended June 30, 2024.

Salaries, wages and payroll taxes for six-months ended June 30, 2025 increased to $473,200 from $396,877 for the six-months ended June 30, 2024. The increase primarily consisted of increased headcount at Optilan India Pvt, Ltd.

Professional fees for the six-months ended June 30, 2025 decreased by $73,323 to $107,228 from $180,631 for the six-months ended June 30, 2024 due to decrease in legal fees.

Depreciation and amortization for six-months ended June 30, 2025 decreased to $49,558 from $63,873 for the six-months ended June 30, 2024. This decrease is attributable to the lease termination for DarkPulse Inc and DarkPulse Electronics Manufacturing Inc.

During the six-months ended June 30, 2025 and 2024, the Company recorded $0 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the six-months ended June 30, 2025, we had other expense of ($47,506) compared to other expense of ($1,948,779) during the six months ended June 30, 2024. This decrease is due to a reduction in the loss on equity investment.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $1,033,417 and $2,953,104 for the six-months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses.

During the three-months ended June 30, 2025, we had $397,674 in cash proceeds from our equity financings compared to $222,004 in 2024.

During the six-months ended June 30, 2025, we had $837,044 in cash proceeds from our equity financings compared to $362,582 in 2024.

As of June 30, 2025, we had cash of $102,134 compared to $953 as of June 30, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have not raised working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of June 30, 2025, our current liabilities exceeded our current assets by $18,484,093.

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

Cash Flows from Operating Activities

During the six-months ended June 30, 2025, net cash provided in operating activities was $494,513 resulting from our net loss of $1,090,652, partially offset by non-cash charges of $337,912 primarily driven by our gain on forgiveness of debt and termination of lease.

During the six-months ended June 30, 2024, net cash used in operating activities was $313,725 resulting from our net loss of $2,953,104 partially offset by non-cash charges of $1,707,137 primarily driven by our loss on equity investment resulting from the “SPAC” termination.

Cash Flows from Investing Activities

During the six-months ended June 30, 2025, we had net cash provided in investing activities of $106,071.

During the six-months ended June 30, 2024, we had net cash used in investing activities of $(59,817).

Cash Flows from Financing Activities

During the six-months ended June 30, 2025, net cash provided by financing activities was $463,262, which was primarily comprised of proceeds from the issuance of common stock of $837,044 offset by repayments of loans payable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2025. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company during the quarter ended June 30, 2025 under the Third Amended Equity Financing Agreement with GHS dated August 14, 2024:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/4/25	130,615,137	$41,796	$0.00032	$37,846
4/14/25	179,014,375	42,963	$0.00024	38,931
4/23/25	181,334,313	58,026	$0.00032	52,940
5/1/25	188,280,386	46,844	$0.00025	42,540
5/9/25	225,384,480	43,273	$0.00019	39,219
5/21/25	189,997,438	30,399	$0.00016	27,246
5/30/25	225,516,688	36,082	$0.00016	32,531
6/10/25	226,091,500	54,261	$0.00024	49,438
6/20/25	183,437,750	44,025	$0.00024	36,912
	1,729,672,067	$397,669		$357,603

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $40,066 in sales commissions paid to J.H. Darbie & Co., Inc. pursuant to the Third Amended Equity Financing Agreement.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

DarkPulse, Inc.

Date: August 14, 2025	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

