Form 10-Q
period 2025-09-30
DarkPulse, Inc.
filed 2025-11-13
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 12, 2025 was 85,941,739.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30	December 31
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,499	$86,531
Accounts receivable, net	873,091	915,044
Prepaid expenses and other current assets	131,429	102,782
TOTAL CURRENT ASSETS	1,049,019	1,104,357

NON-CURRENT ASSETS:
Property and equipment, net	$554,341	$698,982
Operating lease right-of-use assets	–	449,556
Patents, net	164,364	202,635
Notes receivable, related party	–	–
Investment in related party	–	–
Joint venture	–	–
Goodwill	23,965	23,965
Other assets, net	241,772	308,804
Intangible assets, net	–	–
TOTAL NON-CURRENT ASSETS	984,442	1,683,942
TOTAL ASSETS	$2,033,461	$2,788,299

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,226,876	$16,863,559
Contract liabilities	–	–
Loss provision for contracts in progress	–	–
Convertible notes, net	–	–
Notes payable, current	57,000	114,000
Derivative liability	–	(57,235)
Loan payable, current	571,374	571,530
Loan payable, related party	369,271	361,747
Secured debenture, current	269,438	260,550
Operating lease liabilities - current	–	80,400
Other current liabilities	72,133	70,513
TOTAL CURRENT LIABILITIES	19,566,092	18,265,063

NON-CURRENT LIABILITIES:
Secured debenture	404,156	781,094
Loan payable	291,967	291,967
Operating lease liabilities - non-current	–	447,009
Non-current liabilities - discontinued operations	–	–
TOTAL NON-CURRENT LIABILITIES	696,123	1,520,070
TOTAL LIABILITIES	20,262,215	19,785,133

Commitments and contingencies	–

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both September 30, 2025 and September 30, 2024	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	883	883
Common stock, par value $0.0001, 30,000,000,000 shares authorized, 81,630,799 and 52,892,512 shares issued as of September 30, 2025 and December 31, 2024, respectively,	8,163	5,276
Treasury stock at cost, 500,000 shares at September 30, 2025 and December 31, 2024	(1,000)	(1,000)
Additional paid-in capital	53,707,471	52,213,244
Common Stock to be issued	1,988,908	2,464,519
Non-controlling interests	1,195,259	1,207,006
Accumulated other comprehensive income (loss)	(2,375,806)	(1,627,086)
Accumulated deficit	(72,752,633)	(71,259,677)
TOTAL STOCKHOLDERS' DEFICIT	(18,228,754)	(16,996,834)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,033,461	$2,788,299

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES	$32,206	$30,671	$224,137	$55,839
COST OF REVENUES	(658)	–	112,530	870
GROSS PROFIT (LOSS)	32,864	30,671	111,607	54,969

OPERATING EXPENSES:
Selling, general and administrative	170,020	146,575	604,688	474,001
Salaries, wages and payroll taxes	233,627	185,000	706,827	581,877
Professional fees	55,595	226,023	162,823	406,654
Depreciation and amortization	14,641	31,837	64,199	95,709
Bad debt expense	–	–	–	59,817
Impairment expense	–	–	–	–
Gain on forgiveness of payables	–	–	–	–
TOTAL OPERATING EXPENSES	473,883	589,434	1,538,537	1,618,058

OPERATING LOSS	(441,019)	(558,763)	(1,426,930)	(1,563,089)

OTHER INCOME (EXPENSE):
Interest expense	(15,298)	61,209	(46,726)	(356,113)
Gain (Loss) on convertible notes	11,381	–	11,381	–
Change in fair market of derivative liabilities	(1,392)	(86,069)	(91,495)	(117,526)
Loss on equity investment	–	–	–	(1,500,000)
Gain/(Loss) on Legal Settlement	–	–	181,055	–
Gain/(Loss) on exceptional costs	–	(3,420)	(18,772)	(3,420)
Gain/(Loss) on Disposal of Asset	(24,191)	–	(110,573)	–
Foreign currency exchange rate variance	(765)	–	(2,641)	–
TOTAL OTHER INCOME (EXPENSE)	(30,265)	(28,280)	(77,771)	(1,977,059)
		–
Net income (loss)	(471,284)	(587,043)	(1,504,701)	(3,540,148)
Net loss attributable to non-controlling interests	3,998	(3,855)	11,747	5,598
Net loss attributable to Darkpulse, Inc.	$(467,286)	$(590,898)	$(1,492,954)	$(3,534,550)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$0.02

Weighted average common shares outstanding - basic and diluted	77,088,295	40,957,677	62,290,585	41,068,260
NET LOSS	$(471,284)	$(587,043)	$(1,504,701)	$(3,540,148)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(766,577)	(1,222,453)	(766,576)	(1,222,454)
COMPREHENSIVE LOSS	$(1,237,861)	$(1,809,496)	$(2,271,277)	$(4,762,602)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

UNAUDITED

	Preferred stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2023	100	1	88,235	883	40,500,589	3,992	–	205,000
Common stock issued for cash, net of fees	–	–	–	–	260,815	26	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2024	100	$1	88,235	883	40,761,404	4,018	–	205,000

Common stock issued for cash, net of fees	–	–	–	–	3,874,193	243	–	–
Conversion of convertible debt into common stock	–	–	–	–	556,339	56	–	–
Common Stock to be issued	–	–	–	–	833,333	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2024	100	$1	88,235	$883	46,025,269	$4,317	–	$205,000

Common stock issued for cash, net of fees	–	–	–	–	6,867,243	834	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–	(205,000)
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	277,778	28
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at September 30, 2024	100	$1	88,235	$883	52,892,512	$5,151	277,778	$28

Balance at December 31, 2024	100	$1	88,235	$883	52,759,788	$5,276	12,727,778	$2,464,519
Common stock issued for cash, net of fees	–	–	–	–	6,325,093	633
Conversion of convertible debt into common stock	–	–	–	–
Issuance of common stock for legal settlement					1,250,000		(1,250,000)
Common Stock to be issued	–	–	–	–	1,096,350	110	(600,000)	(110)
Foreign currency adjustment	–	–	–	–
Common stock issued for cash	–	–	–	–
Net Income (loss)	–	–	–	–
Balance at March 31, 2025	100	$1	88,235	$883	61,431,231	$6,018	10,877,778	$2,464,410

Common stock issued for cash, net of fees	–	–	–	–	8,648,360	865
Conversion of convertible debt into common stock
Issuance of common stock for legal settlement					3,750,000		(3,750,000)	(351,108)
Common Stock to be issued
Foreign currency adjustment
Common stock issued for cash
Net Income (loss)
Balance at June 30, 2025	100	$1	88,235	$883	73,829,591	$6,883	7,127,778	$2,113,302

Common stock issued for cash, net of fees	–	–	–	–	4,471,508	447
Conversion of convertible debt into common stock					1,058,192	106
Issuance of common stock for legal settlement					2,767,857	273	(2,767,857)	(124,394)
Common Stock to be issued
Foreign currency adjustment
Common stock issued corrections					(496,349)	450
Net Income (loss)
Balance at September 30, 2025	100	$1	88,235	$883	81,630,799	$8,163	4,359,921	$1,988,908

(continued)

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

UNAUDITED

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other compre- hensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)

Balance at December 31, 2023	500	(1,000)	50,527,972	1,217,410	(1,253,356)	(67,376,221)	(16,675,319)
Common stock issued for cash, net of fees	–	–	40,555	–	–	–	40,581
Issuance of common stock for legal settlement	–	–	100,000	–	–	–	100,000
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(3,009)	–	(533,389)	(536,398)
Balance at March 31, 2024	500	(1,000)	50,668,527	1,214,401	(1,253,356)	(67,909,610)	(17,071,136)

Common stock issued for cash, net of fees	–	–	221,757	–	–	–	222,000
Conversion of convertible debt into common stock	–	–	109,464	–	–	–	109,520
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(6,444)	–	(2,410,261)	(2,416,705)
Balance at June 30, 2024	500	$(1,000)	$50,999,748	$1,207,957	$(1,253,356)	$(70,319,871)	(19,156,321)

Common stock issued for cash, net of fees	–	–	643,540	–	–	–	644,374
Conversion of convertible debt into common stock	–	–	–	–	–	–	–
Common Stock to be issued	–	–	205,000	–	–	–	–
Foreign currency adjustment	–	–	–	–	(1,222,455)	–	(1,222,455)
Common stock issued for cash	–	–	36,145	–	–	–	36,173
Net Income (loss)	–	–	–	3,855	–	(590,898)	(587,043)
Balance at September 30, 2024	500	$(1,000)	$51,884,433	$1,211,812	$(2,475,811)	$(70,910,769)	(20,285,272)

Balance at December 31, 2024	500	$(1,000)	$52,213,244	$1,207,006	$(1,627,086)	$(71,259,677)	$(16,996,834)
Common stock issued for cash, net of fees	–	–	438,737	–	–	–	439,370
Conversion of convertible debt into common stock	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,675)	–	(395,675)
Common stock issued for cash	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	(3,554)	–	(266,790)	(270,344)
Balance at March 31, 2025	500	$(1,000)	$52,651,982	$1,203,452	$(2,022,761)	$(71,526,469)	$(17,223,484)

Common stock issued for cash, net of fees	–	–	396,809	–	–	–	397,674
Conversion of convertible debt into common stock	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	351,108	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(652,567)	–	(652,567)
Common stock issued for cash	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	(4,195)	–	(758,878)	(763,073)
Balance at June 30, 2025	500	$(1,000)	$53,399,899	$1,199,257	$(2,675,328)	$(72,285,347)	$(18,241,451)

Common stock issued for cash, net of fees	–	–	141,685	–	–	–	142,132
Conversion of convertible debt into common stock	–	–	42,221	–	–	–	42,327
Issuance of common stock for legal settlement	–	–	124,121	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	299,522	–	299,522
Common stock issued corrections	–	–	(451)	–	–	–	(1)
Net Income (loss)	–	–	–	(3,998)	–	(467,286)	(471,284)
Balance at September 30, 2025	500	$(1,000)	$53,707,471	$1,195,259	$(2,375,806)	$(72,752,633)	$(18,228,754)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September,
	2025	2024
Cash flows from operating activities:
Net loss	$(1504,701)	$(3,540,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,199	95,709
Gain on forgiveness of payables and liabilities	146,795	–
Change in fair market of derivative liabilities	91,495	117,526
Loss on equity investment	–	1,500,000
Bad debt expense	–	59,817
Exceptional Costs gain	33,400	–
Operating lease expense	–	35,068
(Gain)/Loss on Disposal of Asset	110,573	–
Loss on converible notes	–	–
Discontinued operations
Changes in operating assets and liabilities:
Accounts receivable	41,953	(58,434)
Prepaid expenses and other assets	38,385	(77,103)
Accounts payable and accrued expenses	1,157,005	2,182,553
Operating lease liabilities, net	(527,409)	(36,626)
Other current liabilities	1,620	(225,978)
Other assets	449,555	–
Other liabilities	–	(22,604)
Net cash provided (used) in operating activities	102,869	29,782
Cash flows from investing activities:
Purchases of property and equipment	–	(60,431)
Issuance of note receivable, related party	–	(29,817)
Advances to related party	–	(30,000)
Net cash provided (used) in investing activities	–	(120,248)
Cash flows from financing activities:
Issuance of common stock, net of fees	979,176	1,043,130
Proceeds from notes payable	50,000	–
Net repayments of loan payable	(328930)	579,950
Net cash provided (used) by financing activities	700,246	1,623,081
Net change in cash	803,116	1,532,615
Effect of exchange rate on cash	(845,148)	(1,379,338)
Cash at beginning of year	86,531	11,912
Cash at end of year	$44,499	$165,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,605	$18,971
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$42,328	$109,521

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

The Company’s subsidiaries consist of: Terradata Unmanned PLLC, based in Florida; DarkPulse UK Ltd, based in the United Kingdom; Optilan India Pvt Ltd, based in Navi-Mumbai; Optilan Communications & Security Systems Ltd, based in Ankara Turkey; and DarkPulse Technologies – FZCO, based in Dubai, UAE.

Optilan India Pvt Ltd, operating in India, provides project engineering & design, system provisioning and contract bid services for the Company globally. Optilan Communications & Security Systems Ltd, provides project engineering & design, system provisioning and contract bid services for the Company throughout Europe. DarkPulse Technologies – FZCO will provide science and technology consultancy, building maintenance and model makers and information technology (“IT”) infrastructure.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such a financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2024.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and 2024, the Company determined that the allowance for doubtful accounts was $0 and $0, respectively.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency, as well as the Turkish lira, (“TL”), United Arab Emirates Dirham (“AED”), and Indian Rupee (“INR”). The accounts of one of the Company’s subsidiaries are maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue, and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the nine months ended September 30, 2025 a closing rate at 1.3447 US$: GBP, average rate at 1.2064 US$:GBP, a closing rate of .7185 US$:CAD a closing rate of .01126 INR:USD, a closing rate of TRY:USD .02405 and a closing rate of .2723 UAE :USD.

The relevant translation rates are as follows: for the nine months ended September 30, 2024 a closing rate at 1.35229 US$: GBP, a closing rate at CAD$:USD, $0.7395, $0.01193 INR$:USD and $0.02936 TL$:USD.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2025, one customer accounted for 39% of gross accounts receivable.

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

During the nine months ended September 30, 2025 and 2024, the Company recorded a loss of $11,747 and $5,598 respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the nine months ended September 30, 2025 and 2024, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of September 30, 2025 and 2024 are as follows:

	2025	2024
Convertible notes	–	210,081,967
Series D preferred stock	176,470	176,470
	176,470	210,258,470

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted this new guidance on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $1,504,701 and $3,540,148 during the nine months ended September 30, 2025 and 2024, respectively, and net cash provided/(used) in operating activities of $102,869 and $29,782, respectively. As of September 30, 2025, the Company’s current liabilities exceeded its current assets by $18,517,073 and had an accumulated deficit of $72,752,633 . As of September 30, 2025, the Company had $44,499 of cash.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976)
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the nine months ended September 30, 2025 and 2024:

	2025	2024
Services and products transferred at a point in time	$224,137	$21,777
Services and products transferred over time	–	34,062
Total revenue	$224,137	$55,839

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the nine months ended September 30, 2025 and 2024:

	2025	2024
Products	–	$–
Services	224,137	55,839
Total revenue	$224,137	$55,839

Revenue by geographic destination consisted of the following for the nine months ended September 30, 2025 and 2024:

	2025	2024
North America	$38,303	$52,868
United Kingdom	–	–
Rest of world	185,834	2,971
Total revenue	$224,137	$55,839

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

Contract assets and liabilities on September 30, 2025 are $0.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,
	2025	2024
Accounts receivable	$878,549	$915,044
Less: Allowance for doubtful accounts	(5,458)	–
Accounts receivable, net	$873,091	$915,044

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30,
	2025	2024
Property and equipment	$563,521	$1,092,870
Leasehold improvements	0	46,934
Property and equipment at cost	563,521	1,139,804
Less - accumulated depreciation	(9,180)	(396,522)
Property and equipment, net	$554,341	$743,282

Depreciation expenses was $64,199 and $95,709 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the three months ended September 30, 2025:

Balances at December 31, 2024	$23,965
Acquisition	–
Foreign exchange translation	–
Balances at September 30, 2025	$23,965

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of September 30, 2025 and 2024, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the nine months ended September 30, 2025 and 2024, the Company had patent amortization costs on its intrusion detection technology totaling $38,271 and $38,271, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of September 30, 2025 and 2024:

	2025	2024
Patents	$904,269	$904,269
Less: accumulated amortization	(739,905)	(701,634)
Patents, net	$164,364	$202,635

Future expected amortization of patents is as follows: As of December 31,

2025	$51,028
2026	51,028
2027	51,028
Thereafter	11,280
$164,364

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2025 and September 30, 2024:

	September 30,
	2025	2024
Accounts payable	$15,063,069	$17,389,000
Accrued liabilities	3,163,807	6,825
Total accounts payable and accrued expenses	$18,226,876	$17,845,825

NOTE 10 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of September 30, 2025 and 2024. In 2024 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2024 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of September 30, 2025 and 2024.

As of September, 2025 and, 2024, there was $0 and $0 of convertible debt principal outstanding, respectively. During the nine months ended September 30, 2025 and 2024, $0 and $0 of the debt discount was amortized.

The summary of convertible notes are:

	September 30,	December 31,
	2025	2024
Principal Outstanding	$–	$–
Less: unamortized debt discount	–	–
Convertible notes, net	$–	$–

During the three months ended September 30, 2025 and 2024, change in fair value of the derivative liability was ($91,495) and ($117,526), respectively.

The following is a summary of the derivative liability:

Balances at December 31, 2024	$(57,235)
Gain on issuance of debt	11,381
Issuance of convertible note - 1800 Diagonal Lending	–
Change in fair value	(45,485)
EMA settlement	–
Balances at September 30, 2025	$–

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

On September 5, 2025, the Company entered into a promissory note for a principal of $57,000, which was funded on September 10, 2025. The note bears interest at a rate of 15% per annum and matures after nine months.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
RI - line of credit	$153,358	$153,358
RI - Short-term loans	46,544	46,544
WS - line of credit	218,616	218,616
WS - Short-term loans	151,970	151,970
OPT – Optilan Communications & Security Ltd	886	1,042
Loans payable, current	$571,374	$571,530

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	65,532	63,532
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,531	97,532
Loans payable, non-current	$291,967	$291,967

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

For the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $22,648 and $12,008, respectively. As of September 30, 2025 and 2024, the outstanding balance of the debenture liability totaled $673,594 and 1,110,300, respectively.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending September 30,
2025	$67,359
2026	269,438
2027	269,438
2028	67,359
$673,594

NOTE 12 – LEASES

The following was included in our balance sheet as of September 30, 2025 and 2024:

Operating leases	2025	2024
Assets
ROU operating lease assets	$–	$461,618
	–	–
Liabilities	–	–
Current portion of operating lease	–	80,400
Operating lease, net of current portion	–	459,709
Total operating lease liabilities	$–	$540,109

Operating Leases

On January 15, 2025, SVEA Cameron Esperson filed its Motion for Nonsuit without Prejudice. The dismissal was accepted by the court on January 16, 2025.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of September 30, 2025 and December 2024 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

On October 13, 2025 the Company effected a 1:200 reverse stock split of its issued and outstanding shares of common stock. As a result of the reverse stock split, every 200 shares of the Company’s common stock issued and outstanding immediately prior to the effective time were automatically combined into (1) issued and outstanding share, without any change in the par value of the common stock. No fractional shares were issued in connection with the reverse stock split. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share and paid in cash at fair value.

All share and per-share amounts, including those related to earnings per share, stock options, and any warrants for all periods presented in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not affect the total par value of common stock, additional paid-in capital, accumulated deficit, or total stockholders’ equity as presented in these financial statements.

The reverse stock split was implemented primarily to revise the share structure and qualify for OTCQB.

In accordance with the Company’s bylaws, the Company has authorized a total of 30,000,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2025 and December 2024, there were 81,630,799 and 52,759,788 common shares issued, respectively.

2024 Transactions

On November 6, 2024 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

The below table of puts from January 1, 2025 to September 30, 2025 were made by the Company under the 2024 EFA during 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts (4)	Effective Price per Share	Net Proceeds (4)
1/3/2025	183,203	23,450	$0.000640	20,783
1/13/2025	256,077	32,778	$0.000640	29,458
1/22/2025	395,308	50,619	$0.000640	46,050
1/30/2025	695,043	55,603	$0.000400	50,686
2/7/2025	623,989	49,786	$0.000399	45,276
2/18/2025	657,228	42,063	$0.000320	38,093
2/27/2025	710,373	34,098	$0.000240	30,686
3/10/2025	663,499	31,848	$0.000240	28,594
3/18/2025	1,122,820	53,895	$0.000240	40,098
3/27/2025	1,019,222	65,230	$0.000320	59,639
4/4/2025	653,076	41,797	$0.000320	37,846
4/14/2025	895,072	42,963	$0.000240	38,931
4/23/2025	906,672	58,027	$0.000320	52,940
5/1/2025	941,402	46,844	$0.000249	42,540
5/9/2025	1,126,922	43,274	$0.000192	39,220
5/21/2025	949,987	30,400	$0.000160	27,247
5/30/2025	1,127,583	36,083	$0.000160	32,532
6/10/2025	1,130,458	54,262	$0.000240	49,439
6/20/2025	932,189	44,025	$0.000236	36,912
7/2/2025	1,157,986	37,056	$0.000160	70,744
7/21/2025	1,368,561	43,794	$0.000160	37,733
8/22/2025	426,994	13,644	$0.000160	11,067
9/3/2025	536,271	17,204	$0.000160	14,200
9/12/2025	428,311	13,706	$0.000160	9,939
9/23/2025	57,036	17,665	$0.001549	13,106
Total	12,638,518	$980,133		$903,760

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

Stock Options

As of September 30, 2025 and 2024, the Company had no outstanding stock options.

NOTE 14 – INCOME TAXES

The provision for income taxes for the three months ended September 30, 2025 and 2024 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between statutory rates for the three months ended September 30, 2025 and 2024:

	2025	2024
Statutory tax rate:
U.S.	21.00%	21.00%
State taxes	1.36%	1.36%
Foreign rate differential	1.26%	1.26%
Goodwill impairment	-7.33%	-7.33%
NOLs carryforward adjustment	3.61%	3.61%
Other	-0.22%	-0.22%
Change in valuation allowance:	-19.67%	-19.67%
	–%	–%

The Company’s deferred tax assets and liabilities as of September 30, 2025 and 2024 are as follows:

	2025	2024
Deferred Tax (Liabilities):
Net operating losses	$8,964,470	$8,964,470
Intangible assets	(736,905)	(736,905)
Right of use asset	84,170	84,170
Stock based compensation	424,681	424,681
Property and equipment	497,037	497,681
Other	11,077	11,077
Less: Valuation allowance	(9,244,530)	(9,244,530)
	$–	$–

The Company has approximately $26,485,942 of federal and state net operating loss carryforwards as of September 30, 2025. Of the $26.4 million of NOL's, $4.8 million will begin to expire in 2023 while $15.9 million will not expire but will be limited to 80% utilization. The Company also has net operating losses in the UK of $22,085,338 and $636,852 of net operating loss carryforwards in Canada which will begin to expire in 2038.

The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the three months ended September 30, 2025 and 2024, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States, Canada and the UK. The Company had no income tax expense on its losses for the three months ended September 30, 2025 and 2024, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of September 30, 2025 and 2024, the Company had no uncertain tax positions.

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

On July 15, 2025, the Court entered an order ordering the Noteholders and their counsel to pay the sum of $70,840 to the Company.

On September 30, 2025, the Court entered Final Judgment in this matter.

As of the date hereof, the Noteholders and their counsel have not paid the awarded amount to the Company. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded.

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

On September 30, 2025, the Delaware Court granted the FirstFire Defendants’ Motion to Dismiss.

On October 14, 2025, the Company filed a Motion for Reconsideration of the Delaware Court’s September 30th decision.

As of the date hereof, the Delaware Court has not ruled on DarkPulse’s Motion for Reconsideration. The Company remains committed to actively litigating its claims for relief against the FirstFire Defendants.

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

On July 16, 2024, the parties submitted final briefing on their respective motions for summary judgment and/or dismissal to the Court.

As of the date hereof, the Court has not issued a ruling on the parties respective motions. The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

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

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both nine months ended September 30 2025 and 2024, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both nine months ended September 30, 2025 and 2024, the outstanding balance was $135,500.

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2025, the Company issued 572,892 shares of common stock for a total consideration of $18,332.54.

On October 9, 2025, the Company issued 576,946 shares of common stock for a total consideration of $18,462.28.

On October 28, 2025, the company issued 959,040 shares of common stock for a total consideration of $17,569.60.

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at September 30, 2025, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. DP Technologies – FZCO in Dubai UAE focusing on Science and Technology Consultancy, Building Maintenance & Model Makers and IT Infrastructure. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

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

Below is a table of all puts made by the Company under the EFA during the nine months ended September 30, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts ($)	Effective Price per Share ($)	Net Proceeds ($)
1/6/2025	183,202	23,450	0.000640	20,783
1/14/2025	256,077	32,778	0.000640	29,458
1/24/2025	395,308	50,619	0.000640	46,050
1/30/2025	695,043	55,603	0.000400	50,686
2/7/2025	622,323	49,786	0.000399	45,276
2/18/2025	657,228	42,063	0.000320	38,093
2/28/2025	710,373	34,098	0.000240	30,686
3/10/2025	663,499	31,848	0.000240	25,594
3/18/2025	1,122,820	53,895	0.000240	40,098
3/28/2025	1,019,222	65,230	0.000240	59,364
4/4/2025	653,076	41,797	0.000320	37,846
4/14/2025	895,072	42,963	0.000240	38,931
4/23/2025	906,671	58,027	0.000320	52,940
5/1/2025	1,126,922	46,844	0.000249	42,540
5/9/2025	941,402	43,273	0.000190	39,219
5/21/2025	949,987	30,400	0.000160	27,247
5/30/2025	1,127,583	36,083	0.000160	32,532
6/10/2025	1,130,457	54,262	0.000240	49,439
6/20/2025	917,188	44,025	0.000236	36,912
7/2/2025	1,157,985	37,055	0.000160	30,744
7/21/2025	1,368,561	43,793	0.000160	37,732
8/22/2025	426,994	13,664	0.000160	11,067
9/4/2025	537,621	17,204	0.000160	14,200
9/12/2025	428,311	13,706	0.000160	9,939
9/23/2025	552,036	17,665	0.000149	13,106
Total	19,4591,996	$980,131		$863,758

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $(1,504,701) and $(3,540,148) for the nine-months ended September 30, 2025 and 2024, respectively, and net cash provided (used) in operating activities of $102,869 and of $29,782, respectively. As of September 30, 2025, the Company’s current liabilities exceeded its current assets by $18,517,073 and has an accumulated deficit of $(72,752,633). As of September 30, 2025, the Company had $44,499 of cash.

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

Results of Operations

For the Three-Months Ended September 30, 2025 and 2024

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

For the three-months ended September 30, 2025, total revenues were $32,206 compared to $30,671 for the three-months ended September 30, 2024, an increase of $1,535. The increase was primarily due to revenues generated by Optilan India Pvt, Ltd. The breakdown of revenues by entity for the three-months ended September 30, 2025 and 2024 is as follows:

	Three-Months Ended September 30
	2025	2024
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData	10,295	30,671
DarkPulse	–	–
Optilan India	21,911	–
	$32,206	$30,671

Cost of Revenues and Gross Margin

For the three-months ended September 30, 2025, cost of revenues was $(658) compared to $0 for the three-months ended September 30, 2024, a decrease of $658. The decrease was attributable to a year-to-date correction.

Gross (loss) / profit for the three-months ended September 30, 2025 was $32,864 with a gross (loss) profit of 98% compared to $30,671 for the three-months ended September 30, 2024 with a gross (loss) profit of 100%.

Operating Expenses

Selling, general and administrative expenses for three-months ended September 30, 2025 increased by $23,446 to $170,020 from $146,575 for the three-months ended September 30, 2024.

Salaries, wages and payroll taxes for three-months ended September 30, 2025 increased to $233,627 from $185,000 for the three-months ended September 30, 2024. The increase primarily consisted of increased headcount at Optilan India Pvt, Ltd.

Professional fees for the three-months ended September 30, 2025 decreased by $170,428 to $55,595 from $226,023 for the three-months ended September 30, 2024 due to decreased legal expenses and audit fees.

Depreciation and amortization for three-months ended September 30, 2025 decreased to $14,641 from $31,837 for the three-months ended September 30, 2024. This decrease is attributable to the lease terminations at DarkPulse Inc and DarkPulse Electronics Manufacturing Inc along with fixed asset disposals.

During the three-months ended September 30, 2025 and 2024, the Company recorded $0 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the three-months ended September 30, 2025, we had other expense of $(30,265) compared to other expense of $28,280 during the three months ended September 30, 2024. This decrease is a result of a reduction in Interest expense and the change in FMV of derivative liabilities .

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $471,284 and $587,043 for the three-months ended September 30, 2025 and 2024, respectively.

For the Nine-Months Ended September 30, 2025 and 2024

Revenues

For the nine-months ended September 30, 2025, total revenues were $224,137 compared to $55,839 for the nine-months ended September 30, 2024, an increase of $168,298. The increase was primarily due to revenues generated by Optilan India Pvt, Ltd. The breakdown of revenues by entity for the nine-months ended September 30, 2025 and 2024 is as follows:

	Nine-Months Ended September 30
	2025	2024
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData	38,302	52,868
DarkPulse	–	–
Optilan India	185,835	2.971
	$224,137	$55,839

Cost of Revenues and Gross Margin

For the nine-months ended September 30, 2025, cost of revenues was $112,530 compared to $870 for the nine-months ended September 30, 2024, an increase of $111,660. The increase was attributable to higher revenues from Optilan India Pvt, Ltd.

Gross (loss) / profit for the nine-months ended September 30, 2025 was $111,607 with a gross (loss) profit of 50% compared to $54,969 for the nine-months ended September 30, 2024 with a gross (loss) profit of 98%.

Operating Expenses

Selling, general and administrative expenses for nine-months ended September 30, 2025 increased by $130,687 to $604,688 from $474,001 for the nine-months ended September 30, 2024.

Salaries, wages and payroll taxes for nine-months ended September 30, 2025 increased to $706,827 from $581,877 for the nine-months ended September 30, 2024. The increase primarily consisted of increased headcount at Optilan India Pvt, Ltd.

Professional fees for the nine-months ended September 30, 2025 decreased by $243,831 to $162,823 from $406,654 for the nine-months ended September 30, 2024 due to decreased legal fees and audit fees.

Depreciation and amortization for nine-months ended September 30, 2025 decreased to $64,199 from $95,709 for the nine-months ended September 30, 2024. This decrease is attributable to the lease termination for DarkPulse Inc and DarkPulse Electronics Manufacturing Inc, along with disposal of fixed assets.

During the nine-months ended September 30, 2025 and 2024, the Company recorded $0 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the nine-months ended September 30, 2025, we had other expense of ($77,771) compared to other expense of ($1,977,059) during the nine months ended September 30, 2024. This decrease is due to a reduction in the loss on equity investment, accompanied by lower interest expense.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $1,504,701 and $3,540,148 for the nine-months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses.

During the three-months ended September 30, 2025, we had $142,132 in cash proceeds from our equity financings compared to $474,205 in 2024.

During the nine-months ended September 30, 2025, we had $979,176 in cash proceeds from our equity financings compared to $1,043,130 in 2024.

As of September 30, 2025, we had cash of $44,499 compared to $165,186 as of September 30, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have not raised working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of September 30, 2025, our current liabilities exceeded our current assets by $18,517,073 .

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

Cash Flows from Operating Activities

During the nine-months ended September 30, 2025, net cash provided (used) in operating activities was $102,869 resulting from our net loss of $1,504,701 , partially offset by non-cash charges of $446,462 primarily driven by our gain on forgiveness of debt and termination of lease.

During the nine-months ended September 30, 2024, net cash provided by operating activities net was $29,780 resulting from our net loss of $3,540,148 partially offset by non-cash charges of $1,808,120 primarily driven by our loss on equity investment resulting from the “SPAC” termination.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2025, we had net cash provided in investing activities of $0.

During the nine-months ended September 30, 2024, we had net cash used in investing activities of $120,248.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2025, net cash provided by financing activities was $700,246, which was primarily comprised of proceeds from the issuance of common stock of $979,176, proceeds from notes payable of $50,000, offset by ($328,930) repayments of loans payable.

During the nine-months ended September 30, 2024, net cash provided by financing activities was $1,623,080 of which $1,043,131 was comprised of proceeds from the issuance of common stock.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2025. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Carebourn Capital et al v. Standard Registrar and Transfer et al

On July 15, 2025, the Court entered an order ordering the Noteholders and their counsel to pay the sum of $70,840 to the Company.

On September 30, 2025, the Court entered Final Judgment in this matter.

As of the date hereof, the Noteholders and their counsel have not paid the awarded amount to the Company. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded.

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, and Eli Fireman

On September 30, 2025, the Delaware Court granted the FirstFire Defendants’ Motion to Dismiss.

On October 14, 2025, the Company filed a Motion for Reconsideration of the Delaware Court’s September 30th decision.

As of the date hereof, the Delaware Court has not ruled on DarkPulse’s Motion for Reconsideration. The Company remains committed to actively litigating its claims for relief against the FirstFire Defendants.

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

Pursuant to the scheduling in effect as of the date hereof, the Company’s Motion for Summary Judgment and the Crown Bridge Defendants’ Motion to Dismiss will both be fully submitted to the Court on July 16, 2025.

As of the date hereof, the Court has not issued a ruling on the parties respective motions. The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company during the quarter ended September 30, 2025 under the Third Amended Equity Financing Agreement with GHS dated August 14, 2024:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts ($)	Effective Price per Share	Net Proceeds ($)
7/2/2025	1,157,985	37,055	0.000160	30,744
7/21/2025	1,368,561	43,793	0.000160	37,732
8/22/2025	426,994	13,664	0.000160	11,067
9/4/2025	537,621	17,204	0.000160	14,200
9/12/2025	428,311	13,706	0.000160	9,939
9/23/2025	552,036	17,665	0.000149	13,106
Total	4,471,508	$143,087		$116,788

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $10,256 in sales commissions paid to J.H. Darbie & Co., Inc. pursuant to the Third Amended Equity Financing Agreement.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

DarkPulse, Inc.

Date: November 13, 2025	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

