Form 10-K
period 2025-12-31
DarkPulse, Inc.
filed 2026-04-14
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18730

DarkPulse, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0472109
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E Camelback Rd, Suite 400 Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

(800) 436-1436

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2025 was approximately $4,399,994. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 14, 2026, was 117,202,627.

i

Reverse Stock Split

On October 8, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-200 reverse stock split of its common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 200 shares of the Company’s issued and outstanding common stock, par value $0.0001 per share, were automatically combined into one share of common stock, with no change in par value per share. No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split became effective on October 8, 2025.

All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise noted.

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

ii

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

iii

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

Current Operations

As a result of the liquidation of Optilan, UK Ltd our current operations now include: DarkPulse, Inc., based in Scottsdale, Arizona; DarkPulse Technologies FZCO in Dubai, UAE; ; Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey. Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned. DarkPulse Manufacturing Inc. (formerly TJM Electronics West, Inc.) is no longer providing products or services as a result of those products and services now being contracted through Sanmina Corp (NASDAQ: SANM).

We have recently completed development activities of our Gen. 3 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp for full manufacturing of our patented BOTDA sensor system hardware. We currently expect to submit a Purchase Order to Sanmina Corp during Q2 2026, subject to the availability of sufficient working capital, completion of final engineering specifications, and other conditions. There can be no assurance that we will submit such Purchase Order on the anticipated timeline, or at all. This expectation constitutes a forward-looking statement subject to the cautionary factors described herein. We base our claims related to the technologies capabilities from both experimental data obtained during the creation of the patent as well as real world POC deployments beginning in 2009 with most recent deployment in 2021. There are also papers submitted and published via IEEE and available online. The system components include: patented hardware containing various electronic components and lasers, proprietary software utilized to collect analog data and convert that data to digital data, and a user interface utilizing proprietary software as well as Unity game engine for the VR capability component of the User Interface. Deployment of the system begins with engineering design based on Scope requirements and installation environment. Fiber optic cable is then installed into the medium to be monitored. The system is then provisioned remotely by optical engineers.

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

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom, DarkPulse Technologies FZCOwhose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

TerraData Unmanned

Comprised of a team with more than 30 years cumulative experience in the unmanned industry, TerraData Unmanned (“TerraData”) custom manufactures National Defense Authorization Act (“NDAA”) compliant drones and unmanned ground crawlers to meet the needs of its customers. TerraData has successfully delivered a custom drone platform per a customer’s specifications which exceeds current industry offering by more than 30 minutes. The team has manufactured, and successfully flight tested a Quad Copter drone with 1.5KG payload capabilities that delivers more than 60 minutes of continuous flight. This cutting-edge design is a combination of proprietary software and hardware. The custom platform offers NDAA compliant autopilot, communications links, Technical Standard Orders (“TSO”) certified GPS unit and ground control station. Future designs include integrating Real-Time Kinematic (“RTK”) for mapping, methane detectors, and true terrain following capabilities. There are also improvements scheduled that are intended to further extend the endurance and provide over 4KG of payload capacity, not including batteries. TerraData has also announced the research, development and successful testing of an autonomous crawler soon to be released to the market with methane and multi gas detection capabilities. Working seamlessly with its partners at DarkPulse and its subsidiary companies, TerraData can custom design, build and operate a system to meet our customers’ needs 24 hours a day 365 days a year around the globe.

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

Liquidation/winding up of Optilan (UK) Limited

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of Optilan (UK) Limited ("Optilan Liquidation"), a former wholly-owned subsidiary of the Company's subsidiary Optilan HoldCo 3 Limited. Evelyn Partners LLP was appointed Joint Liquidator on August 9, 2023, and continues to liquidate the company's assets as of the date of this filing.

On September 11, 2024, the Company completed the purchase of certain assets from Optilan (UK) Limited (in liquidation) for $65,000, including the shares of Optilan India PVT Ltd and Optilan Communications & Security Systems Ltd (Turkey) and certain applicable intellectual property rights. See "Acquisitions" above for additional detail.

The Company is an unsecured creditor of Optilan (UK) Limited. The Company has approximately $19.4 million in intercompany payables due from Optilan (UK), which have been fully impaired. There can be no assurance that the Company will recover any portion of these amounts. There are no new claims against Optilan (UK) Limited as of the date hereof. For a discussion of the associated risks, see "Risk Factors — Our former wholly owned subsidiary, Optilan (UK) Limited, is in liquidation."

Global System Dynamics, Inc.

On December 14, 2022, we entered into a Business Combination Agreement (the "BCA") with Global System Dynamics, Inc., a Delaware corporation ("GSD"), pursuant to which we agreed to serve as GSD's Sponsor in connection with a proposed business combination. On January 23, 2024, the BCA was terminated by mutual consent of the parties. GSD failed to consummate a business combination by February 9, 2024, and on or about April 17, 2024, GSD redeemed its remaining public shares and was liquidated and dissolved. In connection with the GSD transaction, the Company expended an estimated aggregate of $3,321,823, which has been fully recognized as a loss in prior periods. Although, as former Sponsor of GSD, the Company may be subject to claims of creditors in connection with the GSD transaction, any such prospective claims are speculative at this time.

Our Business

We offer a full suite of engineering, installation and security management solutions to industries and governments. Coupled with our patented BOTDA technology, we provide our customers a comprehensive data stream of critical metrics for assessing the health and security of their infrastructure. Our comprehensive system provides for rapid, precise analysis and responsive activities predetermined by the end-user customer. These responses include the use of “smart” AI platformed cameras, facial recognition technologies and multiple drone platforms. Our User Interface (UI) is cloud based which offers end-users access to their systems on any device located anywhere in the world. Additional programming of the UI has been completed completed that offers end users access via Virtual Reality headsets, mobile devices, Laptops, ipads as well as other tablets and XR glassesallowing end-users virtual inspection their assets in real-time.f

Historically, distributed sensor systems have been too costly, slow and limited in their capabilities to attain widespread use. In addition, Brillouin-based sensors have been plagued with temperature and strain cross-sensitivity, i.e. the inability to distinguish between temperature and strain change along the same fiber. The loss of spatial resolution with an increase in fiber length has also limited the use of distributed sensor systems. Due to these shortcomings, existing technologies are unable to succeed within today’s dynamic environments and needs for more advanced sensor technologies have remained unsatisfied.

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

Revenue

The Company’s revenues are generated primarily from the sales of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products are primarily generated from our Optilan India subsidiaries.

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

Structural Monitoring

•	Buildings and Skyscrapers;

•	Bridges, Tunnels and Dams; and

•	Roads and Railway tracks.

•	Aerospace Structural Components

Temperature Sensing

•	Fire Alarm and Environment control;

•	Low cost and maintenance;

•	Long life span; and

•	Ability to withstand harsh working environment.

Security & Defense

•	National Border Protection; and

•	Protection of Military and other sensitive installations.

Consulting Services:

•	Consulting (as stand-alone or presales);

•	Post sales deployment and Support; and

•	Managed services (monitoring, etc.).

Additional Potential Markets:

•	Monitoring of composite structures in aircraft;

•	Dynamic stress monitoring of runways;

•	Dynamic ship hull stress monitoring, especially with a view to double-hull oil tankers;

•	Smart grid and power conservation applications based on cooling and/or heat proximity – for instance, computer rooms, cell towers for heat soak;

•	Monitor low temperatures as part of control systems;

•	Monitoring of temperatures in extreme refrigeration environments;

•	Avalanche early warning systems; and

•	Sea defense monitoring.

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

Competition

The overall optical sensing market is projected to reach USD $29 billion by 2026 from USD $23 billion in 2023 , at a CAGR of 9 - 11% annually between 2023 and 2026.1 We are active in the optical sensing market, including Oil & Gas pipeline health monitoring, Infrastructure, National Border Security applications, and the mining industry. We believe that fiber sensing applications which incorporate our BOTDA technology may provide significant competitive advantages over structural health monitoring applications offered by the long-term leaders in the field, such as Schlumberger, Hewlett-Packard, and Yokogawa, which collectively account for a significant portion of industry sales. These companies, as well as others, have numerous differences in feature sets and functionality, but all share certain basic attributes: a bright-pulse technology as the core of their systems architecture. An architecture designed using bright-pulsing technology has limited sensing capabilities and resolutions of one meter allowing for mostly long-term quasi-static deployments.

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

Through DPTI’s April 2017 Intellectual Property agreement with the University, DPTI was sold, transferred, and assigned U.S. Patent Nos. 7,245,790 (Canadian Patent No. 2,502,275 and active until March 24, 2027), 8,643,829 (active until September 7, 2030), and 9,534,965 (active until April 26, 2031), each of which are related to our BOTDA dark-pulse technology.

________________________

1 https://www.marketsandmarkets.com/Market-Reports/optical-sensing-market-197592599.html

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

As of April 14, 2026, we had 16 full-time employees and no part-time employees.

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

On June 28, 2023, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation of Optilan (UK) Limited. Evelyn Partners LLP continues to liquidate the company's assets as of the date of this filing.

The Company is an unsecured creditor of Optilan (UK) Limited with approximately $19.4 million in intercompany payables due from Optilan (UK), which have been fully impaired. There are no new claims against Optilan (UK) Limited as of the date hereof. However, the liquidation is ongoing and the financial impact of any future claims or recoveries remains uncertain. In the event we are unable to recover any portion of the obligations owed by Optilan (UK) Limited, or additional claims or liabilities arise in connection with the liquidation, our financial condition could be materially adversely affected.

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

We believe that material weaknesses exist in our internal control over financial reporting as of December 31, 2025, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the Securities and Exchange Commission (the “SEC”). We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

On August 14, 2024, we entered into the EFA with GHS, as amended, pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 30 months (the “Contract Period”) after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

The EFA grants us the right, from time to time at our sole discretion (subject to certain conditions) during the Contract Period (as defined in the EFA), to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least five Trading Days (as defined in the EFA) have passed since the most recent Put. No Put will be made in an amount less than $10,000 or greater than $1,000,000. In no event is the Company entitled to make a Put or is GHS entitled to purchase that number of shares of Common Stock of the Company, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act 1934, as amended (the “Exchange Act”)), by GHS, would exceed 4.99% of the number of shares of Common Stock outstanding on such date, as determined in accordance with Rule 13d-1(j) of the Exchange Act. The purpose of the limitation is to prevent GHS from controlling the Company so that is it not an “affiliate,” as defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The beneficial ownership limitation does not prevent GHS from selling some or all of the shares it acquires and then acquiring additional shares so that it is able to sell shares in excess of the 4.99% beneficial ownership limitation while never holding more than 4.99% of our outstanding shares. From August 2021 until April 13, 2026, GHS has purchased and sold 57,441,968 and 57,441,968 shares of our Common Stock, respectively.

Due to these limitations, we may be unable to make Puts sufficient to finance our business operations. In the event we are unable to make Puts or obtain other commitments for financing, our business will fail.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports (from two separate independent registered public accounting firms) on our audited financial statements for the years ended December 31, 2025 and 2024, each indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

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

We may be unable to submit a Purchase Order to our contract manufacturer on the anticipated timeline, which could materially delay the commercialization of our patented BOTDA technology.

We currently expect to submit a Purchase Order to Sanmina Corp, our contract manufacturer, during Q2 2026 for the full manufacturing of our patented BOTDA sensor system hardware. However, this expectation is subject to significant uncertainty, including the availability of sufficient working capital, the completion of final engineering specifications, and other operational and market conditions. We previously anticipated submitting this Purchase Order in an earlier period, and the timeline has been extended. There can be no assurance that we will submit the Purchase Order on the anticipated timeline, or at all. A further delay or failure to submit the Purchase Order would materially delay our ability to manufacture and sell our patented BOTDA technology, which would have a material adverse effect on our business, financial condition, and results of operations.

We may be affected by fluctuations in currency exchange rates.

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

We could experience significant fluctuations in our quarterly operating results due to a number of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•	a change in the volume of our customers use of our products and services and generally;

•	planned and unplanned increases in marketing, sales and other operating expenses that we may incur to grow and expand our customer base and operations, and to remain competitive;

•	the success, or lack of success, in new marketing approaches we have recently undertaken or plan to undertake, which have not been previously or fully tested;

•	the continued market acceptance of our products and services in a highly competitive environment;

•	system disruptions, outages and other performance problems or interruptions on our products and technology, or breaches of data or system security, including ransomware or other major cyber-attacks, which, if extended or severe, may harm our credibility and reputation in the market;

•	our failure to provide adequate customer service;

•	our ability to successfully, and in a timely manner, continue development, improvement and feature-enhancement of our products and services, including our intellectual property, data analytics, proprietary technology and customer support functions;

•	the timing and success of new product and service introductions, and new product and service features or enhancements, by us and our subsidiaries, or our competitors, or other changes in the competitive landscape of the markets in which we operate;

•	the success of our expansion into new markets, products and services, or ones in which we are in the early stages;

•	changes in the adoption and use of our technologies and the public perception of them;

•	changes in the legislative or regulatory environment, scope or focus of regulatory investigations and inquiries, or interpretations of regulatory requirements, or outright prohibition of certain activities;

•	disputes with our customers, adverse litigation and regulatory judgments, enforcement actions, settlements or other related costs and the reputational impact and public perception of such occurrences, including in emerging industries, or emerging components of industries;

•	the timing and amount of non-cash expenses, such as stock-based compensation and asset impairment;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general economic conditions in either domestic or international markets, including the impact of pandemics.

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

There is currently no active public market for shares of our common stock, and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

July 24, 2024, we and GS Capital Partners, LLC entered into a Settlement Agreement pursuant to which the Company entered into a confession of judgment in favor of GS Capital in the amount of $2,673,423 which has been reduced to $1,950,123 (the “Balance”). After approval of the court on August 19, 2024, the Company will issue to GS Capital free-trading and unrestricted shares of Common Stock pursuant to drawdown requests in the amounts determined by GS Capital, subject to a 4.99% beneficial ownership limitation. The shares will be issued a price per share equal to the average of the three lowest VWAPs for the five prior trading days. GS Capital will be allowed to sell, the greater of (1) in one week, no more than 1% of the total outstanding shares of the Company on a non-cumulative basis at the “ask” price, and (2) 15% of the daily trading volume of the Common Stock on any single trading day. Each drawdown will reduce the Balance. The Company is required to reserve 2,500,000,000 shares of Common Stock.

On August 19, 2024, the Eighth Judicial District Court in Clark County, Nevada approved the settlement agreement and the litigation action (Case No: A-24-896764-C) has been concluded.

Depending on the number of shares we issue pursuant to the Settlement Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Settlement Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if issuances for the full amount of the Settlement Agreement are realized. Based on the estimated VWAP of our Common Stock on April 10, 2026, we would have to issue approximately 196,982,121 shares of Common Stock to satisfy our obligations.

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

During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

ITEM 2.	PROPERTIES.

Our current office is located at 2325 E Camelback Rd, Suite 400, Phoenix, AZ 85016. The space is a virtual address which we began leasing in November of 2025. The Company occupies/ leases approx. 1,100 sqft office space in Dubai at the Silicon Oasis Free Trade Zone.

ITEM 3.	LEGAL PROCEEDINGS.

Carebourn Capital, L.P. v. DarkPulse, Inc.

On or about January 29, 2021, Carebourn Capital, L.P. (“Carebourn”) commenced an action against the Company in Minnesota State Court. Carebourn alleged that the Company was in breach of two convertible promissory notes sold to Carebourn on or about July 17, 2018 and July 24, 2018. Thereafter, the Company answered Carebourn’s complaint and asserted counterclaims under the Minnesota Securities Act.

On or about November 17, 2023, the State Court ruled in the Company’s favor on, among other things, its counterclaim for damages pursuant to Minnesota Securities Act and awarded the Company damages in the amount of $124,012.91, attorney’s fees in the amount of $239,923.33 and costs in the amount of $23,757.24 (or a total award in the amount of $387,693.48).

As of the date hereof, the final judgment remains unsatisfied by Carebourn. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

More Capital, LLC v. DarkPulse, Inc. et al

On or about June 29, 2021, More Capital, LLC (“More”) commenced an action against the Company in Minnesota State Court. More alleged that the Company was in breach of a certain securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018. Thereafter, the Company answered More’s complaint and asserted counterclaims under the Minnesota Securities Act.

On or about December 11, 2023, the Minnesota State Court ruled in the Company’s favor on, among other things, its counterclaim for damages pursuant to Minnesota Securities Act and awarded the Company damages in the amount of $300,809.39, attorney’s fees in the amount of $110,029.00 and costs in the amount of $210.25 (or a total award in the amount of $412,048.64).

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

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, et al

On or about December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC (“FirstFire”) and its control person, Eli Fireman (“Fireman,” and together with FirstFire, the “FirstFire Defendants”), in the United States District Court for the Southern District of New York.

On or about May 5, 2022, the Company amended its complaint against the FirstFire Defendants. The amended complaint alleges that the FirstFire Defendants were liable to the Company for rescission of certain convertible promissory notes and transitions effected thereunder and damages pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) and Racketeer Influenced and Corrupt Organizations Act (“RICO”).

On or about January 17, 2023, the Court granted the FirstFire Defendants’ motion to dismiss the Company’s operative pleading. Later during the same day, the Company appealed the Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

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

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On or about September 23, 2022, the Company, Social Life Network, Inc. and Redhawk Holdings Corp. (together, the “Crown Bridge Plaintiffs”) commenced an action against Crown Bridge Partners, LLC (“Crown Bridge”) and its control persons, Soheil Ahdoot and Sepas Ahdoot (collectively, the “Crown Bridge Defendants”) in the United States District Court for the Southern District of New York. The complaint alleges that the Crown Bridge Defendants are liable to each of the plaintiffs for damages pursuant to the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

As of the date hereof, the Court has not issued a ruling on the parties’ respective motions. The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

Unasserted Matters

We are unfamiliar with any unasserted claims held by the Company as of December 31, 2025.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

2026	High	Low
First Quarter	$0.03	$0.009

2025	High	Low
First Quarter	$0.20	$0.04
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.08	$0.01

2024	High	Low
First Quarter	$2.60	$0.16
Second Quarter	$1.06	$0.16
Third Quarter	$0.46	$0.16
Fourth Quarter	$0.26	$0.16

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

Approximate Number of Equity Security Holders

As of April 13, 2026, there were approximately 931 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not paid any cash dividends to date and we do not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize any available funds for the development of our business.

Equity Compensation Plan Information

As of December 31, 2025, there were no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, there were no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of Regulation S-K of shares or other units of any class of our equity securities that are registered by us pursuant to section 12 of the Exchange Act.

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at December 31, 2025, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Headquartered in Arizona, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United States, Canada, India and Turkey and UAE.. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse operate in the air, land,and sea. We believe our patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure/key resources subject to vulnerability or risk. Our patented dark-pulse based BOTDA distributed fiber sensing system is best in class. We are able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as eight cm diameter, DIA, detecting internal anomalies before catastrophic failure. We are developing an intelligent rock bolt to prevent causalities and fatalities in mining operations and include a real time sensor system that can detect the location and movement of personnel and equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom, DarkPulse Technologies FZCO located in UAE whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

Current Operations

Our current operations now include: DarkPulse, Inc., based in Scottsdale, Arizona; DarkPulse Technologies FZCO, Dubai UAE;Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey. Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned. DarkPulse Electronics Manufacturing Inc. (formerly TJM Electronics West, Inc.) is no longer providing products or services as a result of those products and services now being contracted through Sanmina Corp (NASDAQ:SANM).

We have recently completed development activities of our Gen. 3 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp for full manufacturing of our patented BOTDA sensor system hardware. We currently expect to submit a Purchase Order to Sanmina Corp during Q2 2026, subject to the availability of sufficient working capital, completion of final engineering specifications, and other conditions. The Company previously anticipated submitting this Purchase Order in an earlier period; however, the timeline has been extended as a result of ongoing working capital constraints and engineering specification requirements. There can be no assurance that we will submit such Purchase Order on the anticipated timeline, or at all. This expectation constitutes a forward-looking statement subject to the cautionary factors described herein. The Company's ability to submit a Purchase Order to Sanmina Corp is directly dependent on its ability to secure additional working capital. As of December 31, 2025, the Company had $62,786 in cash and current liabilities exceeded current assets by $19,637,276. See "Liquidity and Capital Resources" and "Note 3 – Liquidity and Going Concern" for additional discussion of the Company's liquidity position. We base our claims related to the technologies capabilities from both experimental data obtained during the creation of the patent as well as real world POC deployments beginning in 2009 with most recent deployment in 2021. There are also papers submitted and published via IEEE and available online. The system components include patented hardware containing various electronic components and lasers, proprietary software utilized to collect analog data and convert that data to digital data, and a user interface utilizing proprietary software as well as Unity game engine for the VR capability component of the User Interface. Deployment of the system begins with engineering design based on Scope requirements and installation environment. Fiber optic cable is then installed into the medium to be monitored. The system is then provisioned remotely by optical engineers.

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

Below is a table of all puts made by the Company under the EFA during the year ended December 31, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts ($)	Effective Price per Share ($)	Net Proceeds ($)
1/6/2025	183,202	23,450	0.000640	20,783
1/14/2025	256,077	32,778	0.000640	29,458
1/24/2025	395,308	50,619	0.000640	46,050
1/30/2025	695,043	55,603	0.000400	50,686
2/7/2025	622,323	49,786	0.000399	45,276
2/18/2025	657,228	42,063	0.000320	38,093
2/28/2025	710,373	34,098	0.000240	30,686
3/10/2025	663,499	31,848	0.000240	25,594
3/18/2025	1,122,820	53,895	0.000240	40,098
3/28/2025	1,019,222	65,230	0.000240	59,364
4/4/2025	653,076	41,797	0.000320	37,846
4/14/2025	895,072	42,963	0.000240	38,931
4/23/2025	906,671	58,027	0.000320	52,940
5/1/2025	1,126,922	46,844	0.000249	42,540
5/9/2025	941,402	43,273	0.000190	39,219
5/21/2025	949,987	30,400	0.000160	27,247
5/30/2025	1,127,583	36,083	0.000160	32,532
6/10/2025	1,130,457	54,262	0.000240	49,439
6/20/2025	917,188	44,025	0.000236	36,912
7/2/2025	1,157,985	37,055	0.000160	30,744
7/21/2025	1,368,561	43,793	0.000160	37,732
8/22/2025	426,994	13,664	0.000160	11,067
9/4/2025	537,621	17,204	0.000160	14,200
9/12/2025	428,311	13,706	0.000160	9,939
9/23/2025	552,036	17,665	0.000149	13,106
10/1/2025	572,888	18,333	0.000160	13,640
10/10/2025	576,942	18,462	0.000160	13,744
10/28/2025	959,040	17,570	0.018320	15,213
11/11/2025	952,716	12,576	0.013200	10,648
11/28/2025	1,053,329	10,449	0.009920	8,624
12/9/2025	1,677,132	50,582	0.030160	45,909
12/18/2025	1,246,067	24,822	0.019920	22,006
Total	26,498,067	1,132,925		993,542

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, we generated net losses of $2,925,582 and $3,893,859 during the years ended December 31, 2025 and 2024, respectively, and net cash used in operating activities of $(66,483) and $(1,514,351), respectively. As of December 31, 2025, the Company’s current liabilities exceeded its current assets by $19,721,196 and has an accumulated deficit of $74,226,493. As of December 31, 2025, the Company had $62,786 of cash.

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

Results of Operations

For the Years Ended December 31, 2025 and 2024

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

For the year ended December 31, 2025, total revenues were $308,492 compared to $126,836 for the year ended December 31, 2024, an increase of $181,656. The increase was primarily due revenues generated from Optilan India and TerraData Unmanned PLC. The breakdown of revenues by entity for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended
	2025	2024
Optilan	$0	$0
Wildlife	0	0
TJM	0	0
Remote Intelligence	0	0
TerraData	41,003	66,968
DarkPulse	0	0
Optilan India	267,489	59,868
	$308,492	$126,836

Cost of Revenues and Gross Margin

For the year ended December 31, 2025, cost of revenues was $98,901 compared to $2,266 for the year ended December 31, 2024, an increase of $96,635. The increase was attributable to Optilan India revenues.

Gross (loss) profit for the year ended December 31, 2025 was $209,591 with a gross profit of 68%  compared to $124,570 for the year ended December 31, 2024 with a 98% gross margin.

Operating Expenses

Selling, general and administrative expenses for year ended December 31, 2025 increased by $408,132, or 87%, to $879,720 from $471,588 for the year ended December 31, 2024. The increase primarily consisted of increases in research and development and consultant fees.

Salaries, wages and payroll taxes for year ended December 31, 2025 increased by $73,289, or 9%, to $897,919 from $824,630 for the year ended December 31, 2024. The increase primarily consisted of a full year of payroll for Optilan India.

Professional fees for the year ended December 31, 2025 decreased by $275,056, or 53%, to $241,700 from $516,756 for the year ended December 31, 2024 due to decreased legal and professional fees in 2025.

Depreciation and amortization for year ended December 31, 2025 decreased by $43,291, or 34%, to $85,198 from $128,489 for the year ended December 31, 2024. This decrease is primarily due to the sale of some subsidiary property, plant and equipment.

During the years ended December 31, 2025 and 2024, the Company recorded $23,965 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

During the years ended December 31, 2025 and 2024, the Company recorded $741,380 and $59,817, respectively, in bad debt expense.

During the years ended December 31, 2025 and 2024, the Company recorded a gain on partial extinguishment of debt of ($222,092) and $0 respectively.

Other Income (Expense)

For the year ended December 31, 2025, we had other expense of ($481,829) compared to other expense of ($2,017,149) in 2024. The decrease is primarily due to loss on equity investment of $1,500,000, lower interest expense of $492,302 , offset by the increased expense in the change in fair market value of derivatives ($347,303) and loss on disposal of assets of ($110,573).

Net Loss

As a result of the above, we reported a net loss of $2,925,582 and $3,893,859 for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the year ended December 31, 2025, we had $1,174,296 in cash proceeds from our equity financings compared to $3,946,075 in 2024.

As of December 31, 2025, we had cash of $62,786 compared to $86,531 as of December 31, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible notes or obtained through the issuance of our restricted common stock. As of December 31, 2025, our current liabilities exceeded our current assets by $19,721,196.

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

Cash Flows from Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $66,483 resulting from our net loss of $2,925,582, partially offset by non-cash charges of $995,716 primarily driven by change in fair market of derivatives, bad debt expense, gain on partial extinguishment of debt, gain on forgiveness of debt and loss on disposal of asset.

During the year ended December 31, 2024, net cash used in operating activities was $1,514,351 resulting from our net loss of $3,893,859, partially offset by non-cash charges of $1,634,681 primarily driven by our loss on equity investment offset by Impairment of goodwill and issuance of common stock for legal settlement.

Cash Flows from Investing Activities

During the year ended December 31, 2025, we had net cash used in investing activities of $0.

During the year ended December 31, 2024, we had net cash used in investing activities of $92,979, including write-off of related party receivables of $59,817, and purchase of property and equipment of $33,162.

Cash Flows from Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $946,741 which was primarily comprised of proceeds from the sale of common stock of $1,174,296 and proceeds from convertible notes of $160,000 less net repayments of loans of $387,555.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2025. Based on his evaluation, Mr. O’Leary concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2025, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director’s Name	Age	Position
Dennis O’Leary	63	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary & Treasurer

Dr. Anthony Brown	51	Director

Craig Atkin	42	Director

George Pappas	69	Director

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

Liquidation/winding up of Optilan (UK) Limited

For a description of the liquidation and winding up of Optilan (UK) Limited, see "Item 1. Business — Liquidation/winding up of Optilan (UK) Limited" above.

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

We are not aware of any common stock transactions during the year ended December 31, 2025 for which either Forms 3, 4, or 5 were required to be filed.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2026.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation for Named Executive Officers

The following table shows the executive compensation paid to our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year Ended Dec 31,	Salary		Total
Dennis O’Leary	2025	$300,000	(1)	$300,000
Chairman/CEO and Director	2024	$300,000	(1)	$300,000

(1)	All of this amount was accrued and unpaid.

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

Summary Compensation for Directors

The following table shows the executive compensation paid to our directors (excluding named executive officers) for the year ended December 31, 2025.

Name and Principal Position	Salary		Total
Dr. Anthony Brown, Director	$0	(1)	$0
Craig Atkin, Director	$0	(1)	$0
George Pappas, Director	$120,000	(2)	0

_________________

(1)	All of this amount was accrued and unpaid.
(2)	$60,000 was accrued and unpaid.

Equity Awards

As of December 31, 2025, there were no outstanding equity awards.

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

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 117,290,862 (117,202,627 common plus 88,235 preferred) shares as of the April 14, 2026. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company’s Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of the April 14, 2026. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 2325 E Camelback Rd, Suite 400, Phoenix, AZ 85016.

Name and Position	Shares of Common Stock Owned	Shares of Series A Preferred Stock Owned(1)	Shares of Series D Preferred Stock Owned(2)	Amount and Nature of Beneficial Ownership(3)	Percentage of Beneficial Ownership	Votes	Percentage of Votes
Dennis O’Leary, CEO and Director	–	100	67,647	135,294	*	1,052,849,627	81.43%
Dr. Anthony Brown, Director	–	–	5,882	11,764	*	35,292,000	*
Craig Atkin, Director	–	–	–	–	–	0	–
George Pappas	2,000,000	–	–	–	–	2,000,000	*
Total named executive officers, executive officers, and directors (four persons)	2,000,000	100	73,529	147,058	*	1,090,141,627	84.31%

* Less than 1%

(1)	The shares of Series A Preferred Stock are not convertible into shares of the Company’s Common Stock. The holders of the Series A Preferred Stock shall be entitled to vote, on a pro-rata basis, on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the shares of Series A Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis, plus 1,000,000 votes, it being the intention that the holders of the Series A Preferred Stock shall have effective voting control of the Company, on a fully diluted basis.

(2)	Each share of Series D Preferred Stock is convertible, at the option of the holder, into two shares of our Common Stock. Each share of Series D Preferred Stock entitles the holder to 6,000 votes on all matters submitted to a vote of our stockholders and is convertible at the election of the holder into two shares of Common Stock.

(3)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC, and related other services that were provided by Boladale Lawal & Co. (“BLC”), our current independent registered public accounting firm, in connection with statutory and regulatory filings or engagements. The following is a summary of the fees incurred by the Company to BLC for professional services rendered for the years ended December 31, 2025 and 2024, respectively.

Service	2025	2024
Audit Fees	$50,000	$343,949
Audit-Related Fees	36,000	24,211
Total	$86,000	$368,160

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2025 and 2024.

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

The Board of Directors pre-approved 100% of the Company’s 2025 and 2024 audit fees, audit-related fees and all other fees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included with this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated April 27, 2018	8-K	000-18730	2.1	5/1/18
2.2	Form of Amendment No. 1 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated June 29, 2018	8-K/A	000-18730	2.1	7/13/18
2.3	Form of Amendment No. 2 to Agreement and Plan of Merger by and between Klever Marketing, Inc., DarkPulse Technologies Inc. and DPTH Acquisition Corporation dated August 17, 2018, effective as of July 18, 2018	8-K	000-18730	2.1	8/21/18
2.4	Sale Agreement dated September 11, 2024 with Optilan (UK) Limited (in liquidation) incorporated and registered in England and Wales with company number 02715788 and Colin Hardman, Christopher Allen and Gregory Andrew Palfrey, as joint liquidators of the Seller all of Evelyn Partners LLP	S-1/A	333-276144	2.5	11/6/24
3.1	Restated Certificate of Incorporation of Klever Marketing, Inc. a Delaware corporation	10-KSB	000-18730	3.01	6/20/97
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	000-18730	3.1	7/24/18
3.3	Certificate of Amendment to Certificate of Incorporation filed February 5, 2019	10-K	000-18730	3.05	4/15/21
3.4	Certificate of Amendment to Certificate of Incorporation filed February 20, 2020	10-K	000-18730	3.06	4/15/21
3.5	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State effective August 14, 2025	8-K	000-18730	3.1	8/14/25
3.6	Certificate of Amendment to Certificate of Incorporation filed October 8, 2025	8-K	000-18730	3.1	10/14/25
3.7	Certificate of Amendment of Certificate of Incorporation of DarkPulse, Inc., filed with the Secretary of State of the State of Delaware on February 23, 2026	8-K	000-18730	3.1	2/27/26
3.8	Bylaws	10-KSB	000-18730	3.02	6/20/97
3.9	Amended Bylaws	10-KSB	000-18730	3.03	3/29/01
3.10	Certificate of Designation for Series A Preferred Stock dated June 22, 2022	8-K	000-18730	3.1	6/23/22
3.11	Certificate of Amendment for Series A Preferred Stock filed December 2, 2022	8-K	000-18730	3.1	12/8/22
3.12	Certificate of Correction for Certificate of Amendment For Series A Preferred Stock filed December 8, 2022	8-K	000-18730	3.2	12/8/22
3.13	Certificate of Designation of Series D Preferred Stock	8-K	000-18730	3.2	7/24/18
3.14	Certificate of Amendment for Series D Preferred Stock filed December 23, 2021	8-K	000-18730	3.01	12/27/21
3.15	Certificate of Amendment for Series D Preferred Stock filed December 2, 2022	8-K	000-18730	3.3	12/8/22
10.1	Assignment Agreement with the University of New Brunswick, Canada	10-K	000-18730	10.05	4/15/21
10.2	Convertible Debenture (Secured) Issued April 24, 2017	10-K	000-18730	10.06	4/15/21
10.3	Amendment No. 01 to Convertible Debenture (Secured) Term Debenture dated January 17, 2024 with the University of New Brunswick, Canada	S-1/A	333-276114	10.3	2/9/24
10.4	Securities Purchase Agreement dated as of April 26, 2021 with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.1	8/16/21
10.5	Registration Rights Agreement dated April 26, 2021 to FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	10-Q	000-18730	10.2	8/16/21

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6	Membership Purchase Agreement with TerraData Unmanned, PLLC dated effective October 1, 2021	S-1	333-261453	10.48	12/1/21
10.7*	Employment Agreement dated effective April 1, 2022 with Dennis O’Leary	10.2	000-18730	10.2	8/10/22
10.8	Third Amended Equity Financing Agreement dated August 14, 2024 with GHS Investments, LLC	S-1/A	333-276144	10.23	9/12/24
10.9	Amendment No. 1 to Third Amended Equity Financing Agreement dated July 21, 2025	S-1	333-288806	10.24	7/21/25
10.10	Amended and Restated Rights Agreement with GHS Investments LLC dated July 9, 2025	S-1	333-288806	10.26	7/21/25
10.11	Settlement Agreement with GS Capital Partners LLC dated July 24 2024	S-1/A	333-276144	10.25	9/12/24
16.1	Letter from Boyle CPA Dated January 28, 2022 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/28/22
16.2	Letter from Urish Popeck & Co., LLC Dated January 4, 2023 Regarding Change in Certifying Accountant	8-K	000-18730	16.1	1/4/23
16.3	Letter from Fruci & Associates II, PLLC to the SEC, dated July 3, 2024	8-K/A	000-18730	16.1	7/3/24
21.1	List of Subsidiaries	S-1/A	333-276144	21.1	11/6/24
23.1	Consent of Boladale Lawal & Co, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

____________

*	Indicates management contract or compensatory plan or arrangement.
+	Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: April 14, 2026	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates below.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	April 14, 2026

/s/ Dr. Anthony Brown	Director	April 14, 2026
Dr. Anthony Brown

/s/ Craig Atkin	Director	April 14, 2026
Craig Atkin

/s/ George Pappas	Director	April 14, 2026
George Pappas

DARKPULSE, INC.

Index to Financial Statements

As of December 31, 2025 and 2024

and for the Years Ended December 31, 2025 and 2024

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DARKPULSE, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Darkpulse, Inc (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(74,087,829), net loss of $(1,731,056) and a negative working capital of $(19,637,276). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Accounts Receivable

As disclosed in Note 2 to the financial statements, the Company performs an impairment assessment on long-outstanding accounts receivable balances. In their analysis, management identifies events and conditions that provide evidence of impairment of certain receivable balances and records write-downs to reflect their estimated recoverable amounts.

We determined this to be a critical audit matter because the related balance is material and management’s assessment involves significant judgment.

How we addressed the matter in our audit included, among others, the following procedures:

•	Obtaining the accounts receivable aging analysis and testing the accuracy of the aging report.
•	Evaluating the reasonableness of the assumptions and criteria used by management in determining impairment and related provisions.
•	Inquiring of management about specific accounts, including long-overdue balances, to identify potential impairment indicators.
•	Obtaining confirmations from selected customers and performing alternative procedures where necessary.

Accounting for Embedded Derivative Liabilities Related to Promissory Notes

As described in Note 2 to the financial statements, the Company has issued promissory notes that require complex accounting considerations and significant estimates. The Company concluded that certain variable conversion features embedded in these notes require classification as derivative liabilities. These features are initially measured at fair value. The Company determined the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the embedded derivative liabilities related to the promissory notes was $316,099 as of December 31, 2025.

We identified the accounting considerations and related fair value measurements of these embedded derivative liabilities as a critical audit matter. Auditing these elements is especially challenging and requires significant auditor judgment due to the complexity of the instruments, the use of valuation models, and the need for specialized knowledge.

Our audit procedures related to the Company’s accounting considerations and significant estimates included, among others:

•	Reviewing the Company’s analysis of the terms and features of the promissory notes and evaluating the accounting conclusions reached.
•	Evaluating the identification and assessment of potential embedded derivatives and the determination of whether bifurcation was required.
•	Assessing the determination of fair value for the debt and equity components and related conversion features, including evaluating the valuation models used and the reasonableness of key assumptions in light of current accounting guidance.
•	Testing the mathematical accuracy of management’s calculations related to the fair value estimates.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 14, 2026

DARKPULSE, INC.

Consolidated Balance Sheets

	December 31
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,786	$86,531
Accounts receivable, net	419,212	915,044
Prepaid expenses and other current assets	61,946	102,782
TOTAL CURRENT ASSETS	543,944	1,104,357

NON-CURRENT ASSETS:
Property and equipment, net	546,447	698,982
Operating lease right-of-use assets	–	449,556
Patents, net	151,607	202,635
Notes receivable, related party	–	–
Investment in related party	–	–
Joint venture	–	–
Goodwill	–	23,965
Other assets, net	125,932	308,804
Intangible assets, net	–	–
TOTAL NON-CURRENT ASSETS	823,986	1,683,942
TOTAL ASSETS	$1,367,930	$2,788,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,643,326	$16,863,559
Notes payable, current	181,000	114,000
Derivative liability	316,099	(57,235)
Loan payable, current	359,805	571,530
Loan payable, related party	365,622	361,747
Secured debenture, current	273,225	260,550
Operating lease liabilities - current	–	80,400
Other current liabilities	126,063	70,513
TOTAL CURRENT LIABILITIES	20,265,140	18,265,063

NON-CURRENT LIABILITIES:
Secured debenture	341,532	781,094
Loan payable	281,416	291,967
Operating lease liabilities - non-current	–	447,009
TOTAL NON-CURRENT LIABILITIES	622,948	1,520,070
TOTAL LIABILITIES	20,888,088	19,785,133

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both December 31, 2025 and December 31, 2024	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both December 31, 2025 and December 31, 2024	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 90,904,606 and 40,500,587 shares issued as of December 31, 2025 and December 31, 2024, respectively,	9,090	5,276
Treasury stock at cost, 1,000 shares at December 31, 2025 and December 31, 2024	(1,000)	(1,000)
Additional paid-in capital	53,898,122	52,213,244
Common Stock to be issued	1,950,123	2,464,519
Non-controlling interests	1,248,238	1,207,006
Accumulated other comprehensive income (loss)	(2,399,122)	(1,627,086)
Accumulated deficit	(74,226,493)	(71,259,677)
TOTAL STOCKHOLDERS’ DEFICIT	(19,520,158)	(16,996,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,367,930	$2,788,299

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Operations

	Years Ended
	December 31,
	2025	2024
	Audited	Audited
REVENUES	$308,492	$126,836
COST OF REVENUES	98,901	2,266
GROSS PROFIT (LOSS)	209,591	124,570

OPERATING EXPENSES:
Selling, general and administrative	879,720	471,588
Salaries, wages and payroll taxes	897,919	824,630
Professional fees	241,700	516,756
Depreciation and amortization	85,198	128,489
Bad debt expense	741,380	59,817
Impairment expense	23,965	–
Gain on partial extinguishment of debt	(222,092)	–
TOTAL OPERATING EXPENSES	2,647,790	2,001,280

OPERATING LOSS	(2,438,199)	(1,876,710)

OTHER INCOME (EXPENSE):
Interest expense	(135,802)	(628,104)
Loss on convertible notes	11,381	–
Change in fair market of derivative liabilities	(407,594)	(60,291)
Loss on equity investment	–	(1,500,000)
Gain on the forgiveness of debt	181,055	161,045
Exceptional Costs Gain	(18,772)	12,648
Gain/(Loss) on Disposal of Asset	(110,573)	–
Foreign currency exchange rate variance	(1,524)	(2,447)
TOTAL OTHER INCOME (EXPENSE)	(481,829)	(2,017,149)

Deferred tax expense	(5,554)	–
Net loss	(2,925,582)	(3,893,859)
Net loss attributable to non-controlling interests	(41,232)	10,404
Net loss attributable to Darkpulse, Inc.	$(2,966,814)	$(3,883,455)

Net loss per share - basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding - basic and diluted	72,028,019	8,213,651,977

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended
	December 31,
	2025	2024
NET LOSS	$(2,925,582)	$(3,893,859)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(772,036)	(373,729)
COMPREHENSIVE LOSS	$(3,697,618)	$(4,267,588)

See notes to audited consolidated financial statements.

DARKPULSE, INC.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2025 and 2024

	Preferred stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	100	$1	88,235	$883	40,500,589	$3,992	–	$205,000
Common stock issued for cash, net of fees	–	–	–	–	9,619,527	1,103	277,778	28
Conversion of convertible debt into common stock	–	–	–	–	556,339	56	–	–
Issuance of common stock for legal settlement	–	–	–	–	972,222	97	11,527,778	2,446,046
Common Stock to be issued	–	–	–	–	1,111,111	28	922,222	(186,555)
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at December 31, 2024	100	$1	88,235	$883	52,759,788	$5,276	12,727,778	$2,464,519

Common stock issued for cash, net of fees	–	–	–	–	26,473,083	3,099	–	–
Conversion of convertible debt into common stock	–	–	–	–	1,058,192	107	–	–
Issuance of common stock for legal settlement	–	–	–	–	10,002,709	497	(10,002,709)	(514,286)
Common Stock to be issued	–	–	–	–	1,096,350	111	(600,000)	(111)
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	(485,516)	–	–	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at December 31, 2025	100	$1	88,235	$883	90,904,606	$9,090	2,125,069	$1,950,123

(continued)

					Accumulated		Total
	Treasury stock		Additional paid-in	Non-controlling	other comprehensive	Accumulated	stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2023	500	$(1,000)	$50,527,972	$1,217,410	$(1,253,356)	$(67,376,222)	$(16,675,319)
Common stock issued for cash, net of fees	–	–	1,001,852	–	–	–	1,002,983
Conversion of convertible debt into common stock	–	–	109,464	–	–	–	109,520
Issuance of common stock for legal settlement	–	–	307,933	–	–	–	2,754,076
Common Stock to be issued	–	–	241,145	–	–	–	54,618
Foreign currency adjustment	–	–	–	–	(373,730)	–	(373,730)
Common stock issued corrections	–	–	24,878	–	–	–	24,878
Net Income (loss)	–	–	–	(10,404)	–	(3,883,455)	(3,893,859)
Balance at December 31, 2024	500	$(1,000)	$52,213,244	$1,207,006	$(1,627,086)	$(71,259,677)	$(16,996,834)

Common stock issued for cash, net of fees	–	–	1,129,321	–	–	–	1,132,420
Conversion of convertible debt into common stock	–	–	42,220	–	–	–	42,327
Issuance of common stock for legal settlement	–	–	513,789	–	–	–	0
Common Stock to be issued	–	–	–	–	–	–	(0)
Foreign currency adjustment	–	–	(452)	–	(772,036)	–	(772,488)
Common stock issued corrections	–	–	–	–	–	–	–
Net Income (loss)	–	–	–	(41,232)	–	(2,966,814)	(2,925,582)
Balance at December 31, 2025	500	$(1,000)	$53,898,122	$1,248,238	$(2,399,122)	$(74,226,493)	$(19,520,158)

See notes to audited consolidated financial statements.

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve Months Ended
	December 31,
	Audited	Audited
	2025	2024
Cash flows from operating activities:
Net loss	$(2,925,582)	$(3,893,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,198	128,489
Gain on forgiveness of payables and liabilities	(181,055)	(161,045)
Change in fair market of derivative liabilities	407,594	60,291
Loss on equity investment	–	1,500,000
Bad debt expense	741,380	59,817
Exceptional Costs gain (loss)	18,772	–
Operating lease expense	–	47,129
(Gain)/Loss on Disposal of Asset	110,573	–
Loss on convertible notes	11,381	–
Impairment expense	23,965	–
Gain on partial extinguishment of debt	(222,092)	–
Changes in operating assets and liabilities:
Accounts receivable	(145,548)	(46,096)
Prepaid expenses and other assets	123,708	(173,724)
Accounts payable and accrued expenses	1,949,843	1,361,330
Operating lease liabilities, net	(527,409)	(170,251)
Other current liabilities	13,233	(226,432)
Other assets	449,556	–
Other liabilities	–	–
Net cash provided (used) in operating activities	(66,483)	(1,514,351)
Cash flows from investing activities:
Purchases of property and equipment	–	(33,162)
Issuance of note receivable, related party	–	(29,817)
Advances to related party	–	(30,000)
Net cash provided (used) in investing activities	–	(92,979)
Cash flows from financing activities:
Issuance of common stock, net of fees	1,174,296	3,946,075
Proceeds from notes payable	160,000	–
Net repayments of loan payable	(387,555)	(1,866,432)
Net cash provided (used) by financing activities	946,741	2,079,643
Net change in cash	880,258	472,314
Effect of exchange rate on cash	(904,003)	(397,695)
Cash at beginning of year	86,531	11,912
Cash at end of year	$62,786	$86,531

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,782	$18,971
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$42,328	$109,521
Partial extinguishment of loan payable	$222,092	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Notes to the Audited Consolidated Financial Statements

For the Years ended December 31, 2025 and 2024

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2025.

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the Company determined that the allowance for doubtful accounts was $37,295 and $5,458, respectively. The allowance pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

During the year December 31, 2025 the Company recorded bad debt expense related to certain customer accounts based on specific identification. This included a full write-off of $367,693 for the Carebourn account deemed uncollectible and a partial write-off of $206,024 (representing approximately 50% of the outstanding balance of $412,048) based on management’s assessment of collectability.

Accounts receivable includes retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project. As of December 31, 2025 and 2024, retainage receivable was $0 and $0, respectively. The retainage pertaining to Optilan UK was derecognized upon the Optilan Liquidation.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, British Pound (“GBP”) as the functional currency, as well as the Turkish lira, Emiraes Dirham, and Indian Rupee. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, Canadian Dollar (“CAD”) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as foreign currency exchange variance.

The relevant translation rates are as follows: for the year ended December 31, 2025 a closing rate at 1.3448 US$: GBP, average rate at 1.0144 US$:GBP and a closing rate at .7286 US$:CAD, average rate at .7153 US$:CAD, a closing rate at .2723 US$: AED, average rate at .2723 US$: AED, a closing rate at .0116 US$: INR, average rate at .0119 US$: INR, a closing rate at .02328 US$: TL, average rate at .02533 US$: TL.

The relevant translation rates are as follows: for the year ended December 31, 2024 a closing rate at 1.2516 US$: GBP, average rate at 1.2633 US$:GBP and closing rate at 1.27 US$: CAD, average rate at .6948 US$:CAD, a closing rate at .01169 US$: INR, a closing rate at .02828 US$: TL.

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

Other Assets, Net

Other assets, net consist primarily of deposits and other non-current assets that do not meet the criteria for separate presentation.

As of December 31, 2025, other assets included a $100,000 deposit related to a proposed joint venture transaction. During the year, the Company evaluated the recoverability of the deposit.

Based on managements assessment, including the status of negotiations and the absence of a completed transaction, the Company determined that the deposit was not recoverable and recorded an impairment charge of $100,000 within operating expenses for the year ended December 31, 2025.

Other assets are reviewed for impairment whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable. Any identified impairment losses are recognized in the period incurred. Other assets are presented net of any impairment charges.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2025, one customer accounted for 32% of gross accounts receivable.

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

The Company’s U.S. subsidiaries were incorporated in 2017. The Company does not anticipate a tax liability for the years 2025 and 2024, however may be subject to certain penalties. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company’s consolidated balance sheets and statements of changes in stockholders’ equity. Net income (loss) and comprehensive income (loss) attributable to non-controlling interests are reflected separately from consolidated net income (loss) and comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and statements of changes in stockholders’ equity.

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

During the years ended December 31, 2025 and 2024, the Company recorded a loss of $(41,232) and $10,404 respectively, attributable to non-controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the years ended December 31, 2025 and 2024, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of December 31, 2025 and 2024 are as follows:

	Years Ended
	2025	2024
Convertible notes	$0	$0
Series D preferred stock	176,470	176,470
	$176,470	$176,470

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

The Company generated net losses of $2,925,582 and $3,893,859 during the years ended December 31, 2025 and 2024, respectively, and net cash used in operating activities of $66,483 and $1,514,351, respectively. As of December 31, 2025, the Company’s current liabilities exceeded its current assets by $19,721,196 and an accumulated deficit of $74,226,493. As of December 31, 2025, the Company had $62,786 of cash.

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

NOTE 4 – BUSINESS ACQUISITIONS

Optilan India PVT, Ltd and Optilan Communication & Security Systems, Ltd.

On September 11, 2024, the Company closed a sale agreement with COLIN HARDMAN, CHRISTOPHER ALLEN AND GREGORY ANDREW PALFREY as Joint Liquidators, Optilan (UK) Limited incorporated and registered in England and Wales acting by the Joint Liquidators (Seller), purchasing the right, title and interest of shares in Optilan India, PVT located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd. located in Ankara, Turkey along with the applicable intellectual property rights including (1) the user interface for sensor systems, (2) The “Optilan.com” domain name and continued use of the “@optilan.com” email accounts. The Company agreed to pay $65,000 USD for both companies and the intellectual property rights.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976)
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the years ended December 31, 2025 and 2024:

	Years Ended
	2025	2024
Services and products transferred at a point in time	$57,776	$49,466
Services and products transferred over time	248,716	77,370
Total revenue	$308,492	$126,836

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the years ended December 31, 2025 and 2024:

	Years Ended
	2025	2024
Products	$0	$0
Services	308,492	126,836
Total revenue	$308,492	$126,836

Revenue by geographic destination consisted of the following for the for the years ended December 31, 2025 and 2024:

	Years Ended
	2025	2024
North America	$41,003	$–
United Kingdom		126,836
Rest of world	267,489	–
Total revenue	$308,492	$126,836

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

As of December 31, 2025, the Company had backlog of approximately $0. During the year ended December 31, 2025, there was approximately $0 in revenue recognized pertaining to any backlog.

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

Contract assets and liabilities on December 31, 2025 are $0 upon the deconsolidation related to the Optilan liquidation. The following table is a summary of the Company’s activity of contract liabilities related to contracts with customers.

Total
Balance at December 31, 2023	$0
Additions through advance billings to or payments from vendors	0
Revenue recognized from current period advance billings to or payments from vendors	0
Balance at December 31, 2024	0
Deconsolidation	0
Balance at December 31, 2025	$–

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2025	2024
Accounts receivable	$1,050,224	$920,502
Less: Allowance for doubtful accounts	(631,012)	(5,458)
Accounts receivable, net	$419,212	$915,044

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Property and equipment	$610,354	$1,125,013
Leasehold improvements	–	46,934
Property and equipment at cost	610,354	1,171,947
Less - accumulated depreciation	(63,907)	(472,965)
Property and equipment, net	$546,447	$698,982

Depreciation expenses was $85,198 and $128,489 for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity of goodwill for the years ended December 31, 2025 and 2024:

Goodwill
Balances at December 31, 2024	$23,965
Acquisition	(23,965)
Foreign exchange translation	–
Balances at December 31, 2025	$0

Amortization expense was $0 and $0 for the years ended December 31, 2025 and 2024, respectively.

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of December 31, 2025 and 2024, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2027 through 2034 (depending on the payment of maintenance fees).

The DPTI issued patents cover a System and Method for Brillouin Analysis, a System and Method for Resolution Enhancement of a Distributed Sensor, and a Flexible Fiber Optic Deformation System Sensor and Method. Maintenance of intellectual property rights and the protection thereof is important to our business. Any patents that may be issued may not sufficiently protect the Company’s intellectual property and third parties may challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. Further, the Company may be required to enforce its intellectual property or other proprietary rights through litigation, which, regardless of success, could result in substantial costs and diversion of management’s attention. Additionally, there may be existing patents of which the Company is unaware that could be pertinent to its business, and it is not possible to know whether there are patent applications pending that the Company’s products might infringe upon, since these applications are often not publicly available until a patent is issued or published.

For the years ended December 31, 2025 and 2024, the Company had patent amortization costs on its intrusion detection technology totaling $51,028 and $51,028, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

The DPTI issued patents cover a System and Method for Brillouin Analysis, a System and Method for Resolution Enhancement of a Distributed Sensor, and a Flexible Fiber Optic Deformation System Sensor and Method. Maintenance of intellectual property rights and the protection thereof is important to our business. Any patents that may be issued may not sufficiently protect the Company’s intellectual property and third parties may challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. Further, the Company may be required to enforce its intellectual property or other proprietary rights through litigation, which, regardless of success, could result in substantial costs and diversion of management’s attention. Additionally, there may be existing patents of which the Company is unaware that could be pertinent to its business, and it is not possible to know whether there are patent applications pending that the Company’s products might infringe upon, since these applications are often not publicly available until a patent is issued or published.

The following is a summary of the DPTI patents as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Patents	$904,269	$904,269
Less: accumulated amortization	(752,662)	(701,634)
Patents, net	$151,607	$202,635

Future expected amortization of patents is as follows:

As of December 31,

2026	51,028
2027	51,028
Thereafter	49,551
$151,607

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

During the year ended December 31, 2025, the Company contributed $0 to the joint venture and recorded a loss on the equity investment of $0. During the year ended December 31, 2024, the Company contributed $0 to the joint venture and recorded a loss on the equity investment of $0.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Accounts payable	$15,155,264	$16,863,559
Accrued liabilities	3,488,062	0
Total accounts payable and accrued expenses	$18,643,326	$16,863,559

NOTE 11 – DEBT

Convertible Notes

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt and certain promissory notes. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of December 31, 2025 and 2024. In 2023 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2022 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of December 31, 2024 and 2023.

As of December 31, 2025 and, 2024, there was $181,000 and $0 of certain promissory notes principal outstanding (with variable conversion features embedded in the notes on maturity). During the year ended December 31, 2025 and 2024, $0 and $0 of the debt discount was amortized.

The summary of promissory notes are:

	2025	2024
Principal Outstanding	$208,150	$166,650
Less: unamortized debt discount	(27,150)	(45,725)
Promissory notes, net	$181,000	$120,925

During the years ended December 31, 2025 and 2024, change in fair value of the derivative liability was $(258,864) and $(45,268), respectively. The following is a summary of the derivative liability:

Derivative Liability
Balances at December 31, 2024	$(57,235)
Loss on issuance of debt	–
Issuance of convertible note - 1800 Diagonal Lending	–
Change in fair value	(258,864)
EMA settlement	–
Balances at December 31, 2025	$(316,099)

Notes Payable

On September 5, 2025 the Company entered into a promissory note for a principal of $65,550, which was funded on September 10, 2025. The note bears interest at a rate of 15% per annum and matures after nine months.

On November 24, 2025, the Company entered into a promissory note for a principal of $65,550, which was funded on November 26,2025. The note bears interest at a rate of 15% per annum and matures after nine months.

On December 3, 2025, the Company entered into a promissory note for a principal of $77,050, which was funded on December 4,2025. The note bears interest at a rate of 15% per annum and matures after nine months.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL”) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at December 31, 2025 and 2024:

	December 31,
	2025	2024
RI - line of credit	$71,285	$153,358
RI - Short-term loans	32,402	46,544
WS - line of credit	163,661	218,616
WS - Short-term loans	91,600	151,970
OPT – Optilan Communications & Security Ltd	857	1,042
Optlian India – Director loans	3,875	–
Loans payable, current	$359,805	$571,530

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	55,506	63,532
WS - SBA EIDL	26,307	26,307
WS - long-term loans	97,006	97,532
Loans payable, non-current	$281,416	$291,967

Certain of the Company’s subsidiary debt arrangements are guaranteed by former shareholders of the acquired entity. The Company has not assumed these guarantees and has no legal obligation related to such guarantees.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $21,116 and $66,813, respectively.

As of December 31, 2025, and December 31, 2024, the outstanding balance of the debenture liability totaled $614,756 and $1,041,664, respectively.

Future minimum required payments over the next five years and thereafter are as follows:

Period ending December 31,

2026	$273,225
2027	273,225
2025	68,306
$614,756

NOTE 13 – LEASES

The following was included in our balance sheet as of December 31, 2025 and 2024:

	December 31,
Operating leases	2025	2024
Assets
ROU operating lease assets	$–	$449,556

Liabilities
Current portion of operating lease	–	80,400
Operating lease, net of current portion	–	447,009
Total operating lease liabilities	$–	$527,409

The weighted average remaining lease term and weighted average discount rate at December 31, 2025 and 2024 were as follows:

	December 31,
Operating leases	2025	2024
Weighted average remaining lease term (years)	7.75	7.25
Weighted average discount rate	6.00%	6.00%

Operating Leases

On June 28, 2023, the Company recognized a gain on deconsolidation of $1,642,146 related to Optilan (UK) and its subsidiaries leases.

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of December 31, 2025 and 2024 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2025 and 2024, there were 90,904,606 and 40,500,587 common shares issued, respectively.

The below table of puts from 1/12/2023 through 4/11/2023 were made by the Company under the 2022 EFA during 2023. The put from 4/28/2023 was made under the EFA dated 4/28/2023. The puts from 6/26/2023 and 7/3/2023 were made by the Company under the Amended EFA dated June 13, 2023. The 7/10/2023 put was made by the Company under the Second Amended EFA dated July 10, 2023.

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2023	64,130,435	$400,000	$0.006237	$370,975
1/17/2023*	11,441,647	100,000	$0.008740	100,000
1/24/2023	77,733,861	400,000	$0.005146	370,975
2/3/2023	61,173,706	300,000	$0.004904	277,975
2/17/2023	75,447,571	300,000	$0.003976	277,975
3/1/2023	83,113,044	324,000	$0.003898	300,295
3/16/2023	93,165,852	254,232	$0.002729	235,410
3/30/2023	65,465,384	166,903	$0.002549	154,195
4/11/2023	67,462,162	203,554	$0.003017	188,279
4/28/2023	91,796,875	235,000	$0.002560	208,550
6/26/2023	44,583,334	214,000	$0.004800	141,020
7/3/2023	51,442,308	274,058	$0.004200	257,020
7/10/2023	28,593,750	91,500	$0.003200	85,094
9/5/2023*	100,000,000	100,000	$0.001000	100,000
11/7/2023*	55,555,555	50,000	$0.000900	50,000
11/8/2023*	33,333,333	30,000	$0.000900	30,000
11/14/2023	18,997,442	25,180	$0.001325	22,392
11/22/2023	29,685,620	34,717	$0.001169	31,262
11/29/2023*	55,555,555	50,000	$0.000900	50,000
11/30/2023*	27,777,777	25,000	$0.000900	25,000
12/1/2023*	33,333,333	30,000	$0.000900	30,000
12/1/2023	51,275,586	47,973	$0.000936	43,590
12/11/2023	87,136,216	108,019	$0.001240	99,433
12/27/2023	67,522,014	57,909	$0.000858	52,830
1/8/2024	52,162,997	44,736	$.000858	40,580
2/29/2024	178,571,428	100,000	$.000560	100,000
8/19/2024	55,555,556	40,000	$.0007200	36,175
	1,662,012,341	$4,006,781		$3,679,025

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

The below table of puts from 1/6/2025 through 12/18/2025 were made by the Company under the EFA amended in November 2024.

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/6/2025	183,202	$23,450	$0.000640	$20,783
1/14/2025	256,077	32,778	$0.000640	29,458
1/24/2025	395,308	50,619	$0.000640	46,050
1/30/2025	695,043	55,603	$0.000400	50,686
2/7/2025	622,323	49,786	$0.000399	45,276
2/18/2025	657,228	42,063	$0.000320	38,093
2/28/2025	710,373	34,098	$0.000240	30,686
3/10/2025	663,499	31,848	$0.000240	25,594
3/18/2025	1,122,820	53,895	$0.000240	40,098
3/28/2025	1,019,222	65,230	$0.000240	59,364
4/4/2025	653,076	41,797	$0.000320	37,846
4/14/2025	895,072	42,963	$0.000240	38,931
4/23/2025	906,671	58,027	$0.000320	52,940
5/1/2025	1,126,922	46,844	$0.000249	42,540
5/9/2025	941,402	43,273	$0.000190	39,219
5/21/2025	949,987	30,400	$0.000160	27,247
5/30/2025	1,127,583	36,083	$0.000160	32,532
6/10/2025	1,130,457	54,262	$0.000240	49,439
6/20/2025	917,188	44,025	$0.000236	36,912
7/2/2025	1,157,985	37,055	$0.000160	30,744
7/21/2025	1,368,561	43,793	$0.000160	37,732
8/22/2025	426,994	13,664	$0.000160	11,067
9/4/2025	537,621	17,204	$0.000160	14,200
9/12/2025	428,311	13,706	$0.000160	9,939
9/23/2025	552,036	17,665	$0.000149	13,106
10/1/2025	572,888	18,333	$0.000160	13,640
10/10/2025	576,942	18,462	$0.000160	13,744
10/28/2025	959,040	17,570	$0.018320	15,213
11/11/2025	952,716	12,576	$0.013200	10,648
11/28/2025	1,053,329	10,449	$0.009920	8,624
12/9/2025	1,677,132	50,582	$0.030160	45,909
12/18/2025	1,246,067	24,822	$0.019920	22,006
	26,498,067	$1,132,925		$993,542

Stock Options

As of December 31, 2025 and 2024, the Company had no outstanding stock options.

NOTE 15 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	2025	2024
Domestic:	$(11,676,768)	$(11,676,768)
Foreign:	(7,133,368)	(7,133,368)
	$(18,810,136)	$(18,810,136)

Provision for Income Taxes

Income tax expense (benefit) consisted of the following:

Current:
Federal	$–
State	–
Foreign	–
Total Current	–

Deferred:
Federal	$–
State	–
Foreign	(5,554)
Total Deferred	(5,554)

Total Provision	$5,554

The Company recorded no income tax expense or benefit for the year ended December 31, 2025 due to the generation of losses and the application of a full valuation allowance against deferred tax assets.

Effective Tax Rate Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory rate to the reported income tax provision is as follows:

Schedule effective income tax reconciliation
	Amount	% of Pretax Income
Tax benefit at 21% (statutory rate)	$(3,952,229)	-21.00%
State taxes, net of federal benefit	(–)	–%
Foreign rate differential	(–)	–%

Valuation allowance	3,952,229	21%
Other	–	–%
Total income tax expense	$–	0.0%

Deferred tax Assets and Valuation Allowance

The Company has deferred tax assets primarily related to net operating loss carryforwards.

Management has determined that it is more likely than not that these deferred tax assets will not be realized due to a lack of sufficient positive evidence, including cumulative losses. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets.

Net Operating Losses

As December 31, 2025, the Company has a net operating loss (“NOL”) carryforward of approximately $26,485,942.

•	U.S. federal NOLs may be carried forward indefinitely.
•	Utilization is limited to 80% of taxable income in future periods
•	The NOLs may be subject to limitation under Internal Revenue Cide Section 382 in the event of an ownership change.

Uncertain Tax Positions

The Company did not have any material unrecognized tax benefits as of December 31, 2025.

The Company files income tax returns in the United States and foreign jurisdictions. Tax years 2022 through 2025 remain subject to examination.

Foreign Earnings

The Company has not recorded a deferred tax liability related to outside basis differences in foreign subsidiaries, as such amounts are not material.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2025 and 2024 the Company had no uncertain tax positions.

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

NOTE 16 – SEGMENT INFORMATION

The Company operates as a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews financial information on a fully consolidated basis. There are no distinct operating segments with separate financial performance metrics, resource allocation decisions, or discrete profit/loss evaluations. Revenue is modest and primarily service-based, with ongoing net losses, all managed holistically.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Carebourn Capital, L.P. v. DarkPulse, Inc.

On or about January 29, 2021, Carebourn Capital, L.P. (“Carebourn”) commenced an action against the Company in Minnesota State Court. Carebourn alleged that the Company was in breach of two convertible promissory notes sold to Carebourn on or about July 17, 2018 and July 24, 2018. Thereafter, the Company answered Carebourn’s complaint and asserted counterclaims under the Minnesota Securities Act.

On or about November 17, 2023, the State Court ruled in the Company’s favor on, among other things, its counterclaim for damages pursuant to Minnesota Securities Act and awarded the Company damages in the amount of $124,012.91, attorney’s fees in the amount of $239,923.33 and costs in the amount of $23,757.24 (or a total award in the amount of $387,693.48).

As of the date hereof, the final judgment remains unsatisfied by Carebourn. DarkPulse intends to continue to exercise all legal rights and remedies available to it to collect the amounts awarded should Carebourn fail to voluntarily pay the same.

More Capital, LLC v. DarkPulse, Inc. et al

On or about June 29, 2021, More Capital, LLC (“More”) commenced an action against the Company in Minnesota State Court. More alleged that the Company was in breach of a certain securities purchase agreement and convertible promissory note sold to More on or about August 20, 2018. Thereafter, the Company answered More’s complaint and asserted counterclaims under the Minnesota Securities Act.

On or about December 11, 2023, the Minnesota State Court ruled in the Company’s favor on, among other things, its counterclaim for damages pursuant to Minnesota Securities Act and awarded the Company damages in the amount of $300,809.39, attorney’s fees in the amount of $110,029.00 and costs in the amount of $210.25 (or a total award in the amount of $412,048.64).

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

DarkPulse, Inc. v. FirstFire Global Opportunities Fund, LLC, et al

On or about December 31, 2021, the Company commenced an action against FirstFire Global Opportunities Fund, LLC (“FirstFire”) and its control person, Eli Fireman (“Fireman,” and together with FirstFire, the “FirstFire Defendants”), in the United States District Court for the Southern District of New York.

On or about May 5, 2022, the Company amended its complaint against the FirstFire Defendants. The amended complaint alleges that the FirstFire Defendants were liable to the Company for rescission of certain convertible promissory notes and transitions effected thereunder and damages pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) and Racketeer Influenced and Corrupt Organizations Act (“RICO”).

On or about January 17, 2023, the Court granted the FirstFire Defendants’ motion to dismiss the Company’s operative pleading. Later during the same day, the Company appealed the Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

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

DarkPulse, Inc., et al v. Crown Bridge Partners, LLC, et al

On or about September 23, 2022, the Company, Social Life Network, Inc. and Redhawk Holdings Corp. (together, the “Crown Bridge Plaintiffs”) commenced an action against Crown Bridge Partners, LLC (“Crown Bridge”) and its control persons, Soheil Ahdoot and Sepas Ahdoot (collectively, the “Crown Bridge Defendants”) in the United States District Court for the Southern District of New York. The complaint alleges that the Crown Bridge Defendants are liable to each of the plaintiffs for damages pursuant to the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

As of the date hereof, the Court has not issued a ruling on the parties’ respective motions. The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

Unasserted Matters

We are unfamiliar with any unasserted claims held by the Company as of December 31, 2025.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 2025 and 2024, certain executives of the Company received $0 and $0 respectively, in Directors fees from Optilan for being members of Optilan’s Board of Directors.

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both years ended 2025 and 2024, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both years ended 2025 and 2024, the outstanding balance was $135,500.

NOTE 19 – SUBSEQUENT EVENTS

On January 2, 2026 the Company issued 1,109,837 shares of common stock for a total consideration of 17,135.88.

On January 12, 2026 the Company issued 993,358 shares of common stock for a total consideration of 19,2151.94.

On January 21, 2026 the Company issued 1,081,493 shares of common stock for a total consideration of $17,518.07.

On January 29, 2026 the Company issued 921,406 shares of common stock for a total consideration of $17,838.41.

On February 9, 2026 the Company issued 1,172,568 shares of common stock for a total consideration of $19,136.30.

On February 20, 2026, the Company issued 890,303 shares of common stock for a total consideration of 12,108.12.

On March 9, 2026, the Company issued 876,614 shares of common stock for a total consideration of $10,379.10.

On March 17, 2026, the Company issued 1,998,326 shares of common stock for a total consideration of $20,622.72.

On April 2, 2026 the Company issues, 2,011,019 shares of common stock for a total consideration of $14,961.98.

