Form 10-K/A
period 2025-12-31
DarkPulse, Inc.
filed 2026-05-05
CIK 866439

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

EXPLANATORY NOTE

DarkPulse, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 14, 2026 (the "Original Filing"), solely to correct the Report of Independent Registered Public Accounting Firm (the "Audit Report") issued by Boladale Lawal & Co. (PCAOB ID 6993). Following the Original Filing, the Company's independent registered public accounting firm identified certain errors in the Going Concern paragraph of the Audit Report. Specifically, the following figures were incorrect as stated in the Original Filing and are hereby corrected: (i) the accumulated deficit was incorrectly stated as $(74,087,829) and is corrected to $(74,226,493); (ii) the net loss was incorrectly stated as $(1,731,056) and is corrected to $(2,925,582); and (iii) the negative working capital was incorrectly stated as $(19,637,276) and is corrected to $(19,721,196). In addition, the addressee line of the Audit Report has been conformed to standard form and the date of the Audit Report has been updated to May 1, 2026. The corrected figures are consistent with, and derived from, the audited consolidated financial statements included in the Original Filing, which are unchanged.

Except as described above, this Amendment No. 1 does not amend, update, or otherwise modify any other items, disclosures, or financial statements contained in the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update any disclosures therein. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications of the Company's principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31.1, 31.2, and 32.1 to this Amendment No. 1. The certifications pursuant to Section 906 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

2

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Form 10-K/A.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are filed with this Amendment No. 1. All other exhibits required by Item 601 of Regulation S-K were previously filed with the Original Filing and are incorporated herein by reference.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Boladale Lawal & Co, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

53

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKPULSE, INC.

Dated: May 5, 2026	By:	/s/ Dennis M. O’Leary
Dennis M. O’Leary
Chairman, Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates below.

Signature	Title

/s/ Dennis M. O’Leary Dennis M. O’Leary	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	May 5, 2026

/s/ Dr. Anthony Brown	Director	May 5, 2026
Dr. Anthony Brown

/s/ Craig Atkin	Director	May 5, 2026
Craig Atkin

/s/ George Pappas	Director	May 5, 2026
George Pappas

54

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(74,226,493), net loss of $(2,925,582) and a negative working capital of $(19,721,196). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

May 1, 2026

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

