Form 10-Q
period 2026-03-31
DarkPulse, Inc.
filed 2026-05-20
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 20, 2026 was 143,554,100.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	Unaudited	Audited
	March 31	December 31
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,371	$62,786
Accounts receivable, net	411,501	419,212
Prepaid expenses and other current assets	59,299	61,946
TOTAL CURRENT ASSETS	524,171	543,944

NON-CURRENT ASSETS:
Property and equipment, net	546,378	546,447
Operating lease right-of-use assets	–	–
Patents, net	138,850	151,607
Other assets, net	121,358	125,932
TOTAL NON-CURRENT ASSETS	806,586	823,986
TOTAL ASSETS	$1,330,757	$1,367,930

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,750,071	$18,643,326
Notes payable, current	83,133	181,000
Derivative liability	263,667	316,009
Loan payable, current	359,778	359,805
Loan payable, related party	364,462	365,622
Secured debenture, current	269,438	273,225
Operating lease liabilities - current	–	–
Other current liabilities	126,063	126,063
TOTAL CURRENT LIABILITIES	20,216,611	20,265,141

NON-CURRENT LIABILITIES:
Secured debenture	275,950	341,532
Loan payable	184,410	281,416
TOTAL NON-CURRENT LIABILITIES	460,360	622,948
TOTAL LIABILITIES	20,676,971	20,888,089

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both March 31, 2026, and December 31, 2025	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 115,191,608 and 90,904,606 shares issued as of March 31, 2026 and December 31, 2025, respectively,	11,007	9,090
Treasury stock at cost, 500 shares at March 31, 2026 and December 31, 2025	(1,000)	(1,000)
Additional paid-in capital	54,166,083	53,898,122
Common Stock to be issued	1,880,918	1,950,123
Non-controlling interests	1,247,045	1,248,238
Accumulated other comprehensive income (loss)	(2,179,893)	(2,399,122)
Accumulated deficit	(74,471,258)	(74,226,493)
TOTAL STOCKHOLDERS' DEFICIT	(19,346,214)	(19,520,159)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,330,757	$1,367,930

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2026	2025
REVENUES	$18,518	$141,018
COST OF REVENUES	10,771	103,917
GROSS PROFIT (LOSS)	7,747	37,101
	42%	26%
OPERATING EXPENSES:
Selling, general and administrative	127,131	144,825
Salaries, wages and payroll taxes	226,251	237,005
Professional fees	30,904	47,273
Depreciation and amortization	12,757	30,011
Bad debt expense	–	–
Impairment expense	–	–
Loss/(Gain) on partial extinguishment of debt	4,234	–
TOTAL OPERATING EXPENSES	401,277	459,114

OPERATING LOSS	(393,530)	(422,013)

OTHER INCOME (EXPENSE):
Interest expense	21,394	(8,001)
Loss on deconsolidation	–	–
Change in fair market of derivative liabilities	126,178	–
Loss on equity investment	–	–
Gain on the forgiveness of debt	–	181,055
Exceptional Costs gain	–	(18,772)
Foreign currency exchange rate variance	–	(2,613)
TOTAL OTHER INCOME (EXPENSE)	147,572	151,669
		–
Net income (loss)	(245,958)	(270,344)
Net loss attributable to non-controlling interests	1,193	3,554
Net loss attributable to DarkPulse, Inc.	$(244,765)	$(266,790)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	93,713,916	56,203,180

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(245,958)	$(270,344)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(772,036)	(395,675)
COMPREHENSIVE LOSS	$(1,017,994)	$(666,018)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2026 and 2025

Unaudited

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	100	$1	88,235	$883	52,759,788	$5,276	12,727,778	$2,464,519
Common stock issued for cash, net of fees	–	–	–	–	6,325,093	633	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	1,250,000	–	(1,250,000)	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	1,096,350	110	(600,000)	(110)
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2025	100	$1	88,235	$883	61,431,231	$6,018	10,877,778	$2,464,410

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	100	$1	88,235	$883	90,904,606	$9,090	2,125,069	$1,950,123
Common stock issued for cash, net of fees	–	–	–	–	10,980,905	586	–	–
Conversion of convertible debt into common stock	–	–	–	–	8,833,636	884	–	–
Issuance of common stock for legal settlement	–	–	–	–	4,472,461	447	(4,472,461)	(69,205)
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	–	–	441,263,154	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at March 31, 2026	100	$1	88,235	$883	115,191,608	$11,007	438,915,762	$1,880,918

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2026 and 2025

Unaudited

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2024	500	$(1,000)	$52,213,244	$1,207,006	$(1,627,086)	$(71,259,677)	$(16,996,834)
Common stock issued for cash, net of fees	–	–	438,737	–	–	–	439,370
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,675)	–	(395,675)
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(3,554)	–	(266,790)	(270,344)
Balance at March 31, 2025	500	$(1,000)	$52,651,982	$1,203,452	$(2,022,761)	$(71,526,469)	$(17,223,485)

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2025	500	$(1,000)	$53,898,122	$1,248,238	$(2,399,122)	$(74,226,493)	$(19,520,159)
Common stock issued for cash, net of fees	–	–	133,305	–	–	–	133,891
Conversion of convertible debt into common stock	–	–	65,898	–	–	–	66,782
Issuance of common stock for legal settlement	–	–	68,758	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	219,229	–	219,229
Net Income (loss)	–	–	–	(1,193)	–	(244,765)	(245,958)
Balance at March 31, 2026	500	$(1,000)	$54,166,083	$1,247,045	$(2,179,893)	$(74,471,258)	$(19,346,214)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(245,958)	$(270,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,757	30,011
Gain on forgiveness of payables and liabilities	–	181,055
Change in fair market of derivative liabilities	(126,178)	–
Loss on notes payable convertible option	8,196	–
Issuance of common stock for legal settlement	–	–
Amortization of debt discount	17,333	–
Bad debt expense	–	–
Exceptional Costs gain	–	25,260
Gain on partial extinguishment of debt	4,234	–
Changes in operating assets and liabilities:
Accounts receivable	7,711	(136,294)
Prepaid expenses and other assets	2,647	58,451
Accounts payable and accrued expenses	112,696	266,803
Operating lease liabilities, net	–	(527,409)
Other current liabilities	48,217	1,684
Other assets	4,574	449,556
Other liabilities	(186,821)	–
Net cash provided (used) in operating activities	(340,593)	78,773
Cash flows from investing activities:
Proceeds (purchases) of property and equipment	–	19,675
Investment in joint venture	–	–
Issuance of note receivable, related party	–	–
Advances to related party	–	–
Net cash provided (used) in investing activities	–	19,675
Cash flows from financing activities:
Issuance of common stock, net of fees	135,222	439,370
Proceeds from convertible notes	50,000	15,270
Net repayments of loan payable	(73,342)	(136,159)
Net cash provided (used) by financing activities	111,880	318,481
Net change in cash	(228,713)	416,929
Effect of exchange rate on cash	219,298	(395,675)
Cash at beginning of year	62,786	86,531
Cash at end of year	$53,371	$107,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,718	$18,971
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$65,550	$109,521
Partial extinguishment of loan payable	$97,006	$–

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

Accounts Receivable

Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year. Also, the Company adopted ASU 2016-13 in January 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2024

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026 and 2025, the Company determined that the allowance for doubtful accounts was $0 and $0, respectively.

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

The relevant translation rates are as follows: for the three ended March 31, 2026 a closing rate at 1.3227 US$GBP: a closing rate of .7185 US$:CAD, a closing rate of $.0107 INR:USD, a closing rate of $.02248 TRY:USD, a closing rate of .2723 UAE :USD and a closing rate at 1.1555 EURO:USD .

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2026, one customer accounted for 13% of gross accounts receivable.

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

The Company does not anticipate a tax liability for the years 2026 and 2025, however may be subject to certain penalties. The Company has filed tax returns in Canada for the year ended December 31, 2018, and they are still subject to audit.

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

During the three months ended March 31, 2026 and 2025, the Company recorded a loss of $1,193 and $3,554 respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the three months ended March 31, 2026 and 2025, the Company’s only element of other comprehensive loss was foreign currency translation.

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

	2026	2025
Convertible notes	–	–
Series D preferred stock	176,470	176,470
	176,470	176,470

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $245,958 and $270,344 during the three months ended March 31,2026 and 2025, respectively, and net cash (used) in operating activities of $(340,593) and $78,773, respectively. As of March 31, 2026, the Company’s current liabilities exceeded its current assets by $19,692,440 and had an accumulated deficit of $74,471,258. As of March 31, 2026, the Company had $53,371 of cash.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2026 and 2025:

	2026	2025
Services and products transferred at a point in time	$3,588	$141,018
Services and products transferred over time	14,930	–
Total revenue	$18,518	$141,018

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2026 and 2025:

	2026	2025
Products	$–	$–
Services	18,518	141,018
Total revenue	$18,518	$141,018

Revenue by geographic destination consisted of the following for the three months ended March 31, 2026 and 2025:

	2026	2025
North America	$2,700	$14,200
United Kingdom	–	–
Rest of world	15,818	126,818
Total revenue	$18,518	$141,018

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

Contract assets and liabilities on March 31, 2026 are $0.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31
	2026	2025
Accounts receivable	$1,042,513	$456,507
Less: Allowance for doubtful accounts	(632,012)	(37,295)
Accounts receivable, net	$411,501	$419,212

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Property and equipment	$608,266	$610,354
Leasehold improvements	–	–
Property and equipment at cost	608,266	610,354
Less - accumulated depreciation	(61,888)	(63,907)
Property and equipment, net	$546,378	$546,447

Depreciation expenses was $0 and $17,254 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of March 31, 2026 and 2025, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the three months ended March 31, 2026 and 2025, the Company had patent amortization costs on its intrusion detection technology totaling $12,757 and $12,272, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of March 31, 2026 and 2025:

	March 31	December 31
	2026	2025
Patents	$904,269	$904,269
Less: accumulated amortization	(765,419)	(752,662)
Patents, net	$138,850	$151,607

Future expected amortization of patents is as follows: As of December 31,

2026	$51,028
2027	51,028
Thereafter	36,794
$138,850

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of March 31, 2026 and December 31, 2025:

	March 31	December 31
	2026	2025
Accounts payable	$14,972,980	$15,155,264
Accrued liabilities	3,777,091	3,777,091
Total accounts payable and accrued expenses	$18,750,071	$18,643,326

NOTE 10 – DEBT

Notes Payable current – convertible option

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of March 31, 2026 and 2024. In 2024 management determined the expected volatility of 106.90%, a risk-free rate of interest of 5.48%, and contractual lives of the debt of three months. In 2024 management determined the expected volatility of 140.30%, a risk-free rate of interest of 4.73%, and contractual lives of the debt of three months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of March 31, 2025 and 2024.

As of March 31, 2026 and 2025, there was $ 208,200 and $208,150 of convertible debt principal outstanding. During the three months ended March 31, 2026 and 2025, $17,333 and $0 of the debt discount was amortized.

The summary of notes payable current – convertible option :

	2026	2025
Principal Outstanding	$208,200	$208,150
Less: unamortized debt discount	(125,067)	(27,150)
Notes payable current – convertible option, net	$83,133	$181,000

The table below details the Company's outstanding notes payable current – convertible option and related derivative

	Face Amount		Derivative Liability
	03/31/2026	12/31/2025	03/31/2026	12/31/2025
Vanquish Funding	$263,665	$316,098	$263,666	$316,099

During the three months ended March 31, 2026 and 2025, change in fair value of the derivative liability was $57,235 and $51,723, respectively. The following is a summary of the derivative liability:

Derivative Liability
Balances at December 31, 2025	$316,099
Reclassification of convertible note – Vanquish funding	(73,747)
Issuance of convertible note – Vanquish funding	(65,550)
Conversion of note – Vanquish funding	65,550
Change in fair value	126,178
–
Balances at March 31, 2026	$263,667

Notes Payable

On March 3, 2026, the Company entered into a promissory note for a principal of $65,550, which was funded on March 6, 2026. The note bears interest at a rate of 15% per annum and matures after six months.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
RI - line of credit	$71,285	$71,285
RI - Short-term loans	32,402	32,402
WS - line of credit	163,663	163,661
WS - Short-term loans	91,600	91,600
OPT – Optilan Communications & Security Ltd	828	857
Loans payable, current	$359,778	$359,805

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	55,506	55,506
WS - SBA EIDL	26,307	26,307
WS - long-term loans	–	97,006
Loans payable, non-current	$184,410	$281,416

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

For the years ended March 31, 2026 and 2025, the Company recorded interest expense of $3,610 and $3,914, respectively.

As of March 31, 2026, and December 31, 2025, the outstanding balance of the debenture liability totaled $545,388 and $614,756, respectively.

Future minimum required payments over the next three years and thereafter are as follows:

Period ending December 31,
2026	$202,078
2027	269,438
2025	73,872
$545,388

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of March 31, 2026 and December 31 2025 respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 115,191,608 and 90,904,606 common shares issued, respectively.

2026 Transactions

On November 6, 2024 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

The below table of puts from 1/03/2026 through 3/31/2026 were made by the Company under the 2024 EFA during 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2026	993,358	19,152	$0.000640	16,758
1/21/2026	1,018,493	17,518	$0.000640	15,237
1/29/2026	921,406	17,838	$0.000640	15,538
2/9/2026	1,172,568	19,136	$0.000400	16,226
2/20/2026	890,303	12,108	$0.000399	9,699
3/9/2026	876,614	10,379	$0.000320	8,097
3/17/2026	1,998,326	20,623	$0.000240	17,605
1/12/2026	993,358	19,152	$0.000240	16,758
1/21/2026	1,018,493	17,518	$0.000240	15,237
1/29/2026	921,406	17,838	$0.000320	15,538

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

Stock Options

As of March 31, 2026 and December 2025, the Company had no outstanding stock options.

NOTE 13 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	2026	2025
Domestic:	$(11,676,768)	$(11,676,768)
Foreign:	(7,133,368)	(7,133,368)
	$(18,810,136)	$(18,810,136)

Provision for Income Taxes

Income tax expense (benefit) consisted of the following:

Current:
Federal	$–
State	–
Foreign	–
Total Current	–

Deferred:
Federal	$–
State	–
Foreign	(5,554)
Total Deferred	(5,554)

Total Provision	$5,554

The Company recorded no income tax expense or benefit for the three months ended March 31, 2026 due to the generation of losses and the application of a full valuation allowance against deferred tax assets.

Effective Tax Rate Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory rate to the reported income tax provision is as follows:

	Amount	% of Pretax Income
Tax benefit at 21% (statutory rate)	$(3,952,229)	-21.00%
State taxes, net of federal benefit	–	–%
Foreign rate differential	–	–%

Valuation allowance	3,952,229	21%
Other	–	–%
Total income tax expense	$–	0.0%

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

Uncertain Tax Positions

The Company did not have any material unrecognized tax benefits as of March 31, 2026.

The Company files income tax returns in the United States and foreign jurisdictions. Tax years 2022 through 2025 remain subject to examination.

Foreign Earnings

The Company has not recorded a deferred tax liability related to outside basis differences in foreign subsidiaries, as such amounts are not material.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of March 31, 2026 and 2025 the Company had no uncertain tax positions.

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

NOTE 14 – SEGMENT INFORMATION

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

On September 30, 2025, the Court entered Final Judgment in this matter.

On April 24, 2026, the Company filed an Ex Parte Motion for Supplemental Proceedings to aid its collection of the monetary relief awarded in the Final Judgment. Later that same day, the Court entered an order scheduling a virtual hearing for May 14, 2026.

On May 14, 2026, the Court held the virtual hearing. Neither counsel nor any other representative appeared for the Noteholders. Later that same day, the Court entered an order providing that the Company could file a Motion to Enforce the Order for Supplemental Proceedings with a request for either a finding of contempt, bench warrant, or both, against the Noteholders.

On May 18, 2026, the Company filed its Motion to Enforce the Order for Supplemental Proceedings and, therein, made a request for a finding of contempt and issuance of a bench warrant against the Noteholders.

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

On July 16, 2024, the parties submitted final briefing on their respective motions for summary judgment and/or dismissal on the choice-of-law issues to the Court.

On March 12, 2026, the Court issued an order ruling in the Company’s favor on the motions for summary judgment on the choice-of-law issues.

On March 26, 2026, the Company filed a Motion for Reconsideration of certain findings made by the Court in its March 12th order that it disagreed with.

As of the date hereof, the Court has not issued a ruling on the March 26th Motion for Reconsideration. The Company remains committed to actively litigating its claims for relief against the Crown Bridge Defendants.

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

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both years three-months ended 2026 and 2025, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of both years three-month ended 2026 and 2025, the outstanding balance was $135,500.

Optilan India Pvt, Ltd has loans payable with certain employees to support working capital and operating activities. The notes are unsecured, non-interest bearing and due on demand. As of March 31, 2026, and December 31, 2025 amounts due to employees totaled $2,715 and $3,875, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On April 2, 2026 the Company issued 2,011,019 shares of common stock for a total consideration of $14,961.98.

On April 14, 2026 the Company issued 1,467,652 shares of common stock for a total consideration of $11,623,80.

On April 27, 2026 the Company issued 3,453,487 shares of common stock for a total consideration of $20,997.20.

On May 15, 2026 the Company issued 3,203,400 shares of common stock for a total consideration of $56,123.56.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at March 31, 2026, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Headquartered in Scottsdale, Arizona, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United States, Canada, India, Turkey, and the United Arab Emirates. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

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

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd,, a company headquartered in, United Kingdom, DarkPulse Technologies FZCO whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers.

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

On April 28, 2023 we entered an Equity Financing Agreement, which was superseded by the Amended Equity Financing Agreement dated June 13, 2023, which was then superseded by the Second Amended Equity Financing Agreement dated July 10, 2023, which was then superseded by the Third Amended Equity Financing Agreement dated August 14, 2024, as further amended by Amendment No. 1 to the Third Amended Equity Financing Agreement dated July 21, 2025 (as so amended, the "EFA"), and the Amended and Restated Registration Rights Agreement dated July 9, 2025 (the “Registration Rights Agreement”), with GHS Investments LLC ("GHS"), pursuant to which GHS agreed to purchase up to $30,000,000 in shares of our Common Stock, from time to time over the course of 30 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

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

Below is a table of all puts made by the Company under the EFA during the year ended December 31, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts ($)	Effective Price per Share ($)	Net Proceeds ($)
1/6/2025	183,202	23,450	0.000640	20,783
1/14/2025	256,077	32,778	0.000640	29,458
1/24/2025	395,308	50,619	0.000640	46,050
1/30/2025	695,043	55,603	0.000400	50,686
2/7/2025	622,323	49,786	0.000399	45,276
2/18/2025	657,228	42,063	0.000320	38,093
2/28/2025	710,373	34,098	0.000240	30,686
3/10/2025	663,499	31,848	0.000240	25,594
3/18/2025	1,122,820	53,895	0.000240	40,098
3/28/2025	1,019,222	65,230	0.000240	59,364
4/4/2025	653,076	41,797	0.000320	37,846
4/14/2025	895,072	42,963	0.000240	38,931
4/23/2025	906,671	58,027	0.000320	52,940
5/1/2025	1,126,922	46,844	0.000249	42,540
5/9/2025	941,402	43,273	0.000190	39,219
5/21/2025	949,987	30,400	0.000160	27,247
5/30/2025	1,127,583	36,083	0.000160	32,532
6/10/2025	1,130,457	54,262	0.000240	49,439
6/20/2025	917,188	44,025	0.000236	36,912
7/2/2025	1,157,985	37,055	0.000160	30,744
7/21/2025	1,368,561	43,793	0.000160	37,732
8/22/2025	426,994	13,664	0.000160	11,067
9/4/2025	537,621	17,204	0.000160	14,200
9/12/2025	428,311	13,706	0.000160	9,939
9/23/2025	552,036	17,665	0.000149	13,106
10/1/2025	572,888	18,333	0.000160	13,640
10/10/2025	576,942	18,462	0.000160	13,744
10/28/2025	959,040	17,570	0.018320	15,213
11/11/2025	952,716	12,576	0.013200	10,648
11/28/2025	1,053,329	10,449	0.009920	8,624
12/9/2025	1,677,132	50,582	0.030160	45,909
12/18/2025	1,246,067	24,822	0.019920	22,006
Total	26,498,067	1,132,925		993,542

Below is a table of all puts made by the Company under the EFA during the quarter ended March 31, 2026:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/2/26	1,109,837	$17,135	$0.015440	$14,879
1/12/26	993,358	$19,151	$0.019280	$16,757
1/21/26	1,081,493	$17,518	$0.017200	$15,237
1/29/26	921,406	$17,838	$0.019360	$15,538
2/9/26	1,172,568	$19,136	$0.016320	$16,226
2/20/26	890,303	$12,108	$0.013600	$9,698
3/9/26	876,614	$10,379	$0.011840	$8,096
3/17/26	1,998,326	$20,622	$0.010320	$17,605
	9,043,905	$133,887		$114,036

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $245,958 and $270,344 for the three-months ended March 31, 2026 and 2025, respectively, and net cash (used in) in operating activities of $(340,593) and $78,774, respectively. As of March 31, 2026, the Company’s current liabilities exceeded its current assets by $19,692,440 and has an accumulated deficit of $74,471,258. As of March 31, 2026, the Company had $53,371 of cash. The Optilan (UK) Limited liquidation is ongoing; the Company is an unsecured creditor with approximately $19.4 million in intercompany payables due from Optilan (UK), which have been fully impaired. There can be no assurance that the Company will recover any portion of these amounts.

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

Results of Operations

For the Three-Months Ended March 31, 2026 and 2025

Revenues

The Company’s revenues are generated primarily from the sale of our services, which consist primarily of advanced technology solutions for integrated communications and security systems, as well as habitat management. The Company’s sales of products are primarily generated from our subsidiary Optilan India Pvt Ltd and TerraData Unmanned, PLLC.

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

For the three-months ended March 31, 2026, total revenues were $18,518 compared to $141,018 for the three-months ended March 31, 2025, a decrease] of $122,500. The decrease was due to lower revenues from Optilan India. The breakdown of revenues by entity for the three-months ended March 31, 2026 and 2025 is as follows:

	Three-Months Ended March 31
	2026	2025
Optilan
Wildlife
TJM
Remote Intelligence
TerraData	$2,700	$14,200
DarkPulse
Optilan India	15,818	126,818
	$18,518	$141,018

Cost of Revenues and Gross Margin

For the three-months ended March 31, 2026, cost of revenues was $10,771 compared to $103,917 for the three-months ended March 31, 2025, a decrease of $93,146. The decrease was attributable to lower revenue generation from Optilan India.

Gross profit for the three-months ended March 31, 2026 was $7,747 with a gross profit of 42% compared to $37,101 for the three-months ended March 31, 2025 with a gross profit of 26%.

Operating Expenses

Selling, general and administrative expenses for the three-months ended March 31, 2026 decreased by $17,694 to $127,131 from $144,825 for the three-months ended March 31, 2025.

Salaries, wages and payroll taxes for the three-months ended March 31, 2026 decreased to $226,251from $237,005 for the three-months ended March 31, 2025. The decrease was a result of a cumulative accrual adjustment.

Professional fees for the three-months ended March 31, 2026 decreased by $16,369 to $30,904 from $47,237 for the three-months ended March 31, 2025. The decrease is attributable to reduced legal and consulting fees

Depreciation and amortization for the three-months ended March 31, 2026 decreased to $12,757 from $30,011 for the three-months ended March 31, 2025. The decrease is a result of disposition of certain assets.

Other Income (Expense)

For the three-months ended March 31, 2026, we had other income of $147,572 compared to $151,669 during the three-months ended March 31, 2025. The variance is attributable to lower interest expense, change in fair market of derivatives and a gain on exceptional costs.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $245,958 and $270,344 for the three-months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses. During the three-months ended March 31, 2026, we had $135,222 in cash proceeds from our equity financings compared to $439,370 in the three-months ended March 31, 2025.

As of March 31, 2026, we had cash of $53,371 compared to $107,785 as of March 31, 2025. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. As of March 31, 2026, our current liabilities exceeded our current assets by $19,692,440.

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

Cash Flows from Operating Activities

During the three-months ended March 31, 2026, net cash used in operating activities was $340,593 resulting from our net loss of $245,958, partially offset by non-cash charges of ($83,658). In 2025, we had net cash provided in operating activities of $78,774 resulting from our net loss of $270,344, partially offset by non-cash charges of $236,326 primarily driven by our gain on forgiveness of debt and termination of lease.

Cash Flows from Investing Activities

During the three-months ended March 31, 2026, we had net cash provided/(used) in investing activities of $0.

During the three-months ended March 31, 2025, we had net cash provided in investing activities of $19,675.

Cash Flows from Financing Activities

During the three-months ended March 31, 2026, net cash provided by financing activities was $111,880 which was primarily comprised of proceeds from the issuance of common stock of $135,222 and proceeds from convertible notes $50,000, offset by repayments of loans payable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2026. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the EFA during the quarter ended March, 2026:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/2/26	1,109,837	$17,135	$0.015440	$14,879
1/12/26	993,358	$19,151	$0.019280	$16,757
1/21/26	1,081,493	$17,518	$0.017200	$15,237
1/29/26	921,406	$17,838	$0.019360	$15,538
2/9/26	1,172,568	$19,136	$0.016320	$16,226
2/20/26	890,303	$12,108	$0.013600	$9,698
3/9/26	876,614	$10,379	$0.011840	$8,096
3/17/26	1,998,326	$20,622	$0.010320	$17,605
	9,043,905	$133,887		$114,036

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $9,368 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to the EFA.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.1*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: May 20, 2026	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

