Form 10-Q
period 2026-06-30
DarkPulse, Inc.
filed 2026-08-19
CIK 866439

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 19, 2026 was 226,544,189.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARKPULSE, INC.

Consolidated Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,182	$62,786
Accounts receivable, net	428,687	419,212
Prepaid expenses and other current assets	55,718	61,946
TOTAL CURRENT ASSETS	567,587	543,944

NON-CURRENT ASSETS:
Property and equipment, net	546,355	546,447
Intangible assets, net	15,000	–
Patents, net	126,093	151,607
Other assets, net	120,446	125,932
TOTAL NON-CURRENT ASSETS	807,894	823,986
TOTAL ASSETS	$1,375,481	$1,367,930

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,855,430	$18,643,326
Notes payable, current	209,600	181,000
Derivative liability	402,685	316,099
Loan payable, current	359,739	359,805
Loan payable, related party	363,046	365,622
Secured debenture, current	264,188	273,225
Operating lease liabilities - current	–	–
Other current liabilities	160,774	126,063
TOTAL CURRENT LIABILITIES	20,615,462	20,265,141

NON-CURRENT LIABILITIES:
Secured debenture	216,893	341,532
Loan payable	184,410	281,416
TOTAL NON-CURRENT LIABILITIES	401,303	622,948
TOTAL LIABILITIES	21,016,764	20,888,089

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Super Voting preferred stock - par value $0.01; 100 shares designated, 100 shares issued and outstanding at both June 30, 2026, and December 31, 2025	1	1
Convertible preferred stock - Series D, par value $0.01, 100,000 shares designated, 88,235 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	883	883
Common stock, par value $0.0001, 20,000,000,000 shares authorized, 195,023,188 and 90,904,606 shares issued as of June 30, 2026 and December 31, 2025, respectively,	19,502	9,090
Treasury stock at cost, 500 shares at June 30, 2026 and December 31, 2025	(1,000)	(1,000)
Additional paid-in capital	54,909,951	53,898,122
Common Stock to be issued	1,757,355	1,950,123
Non-controlling interests	1,242,072	1,248,238
Accumulated other comprehensive income (loss)	(2,198,043)	(2,399,122)
Accumulated deficit	(75,372,004)	(74,226,493)
TOTAL STOCKHOLDERS' DEFICIT	(19,641,283)	(19,520,159)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,375,481	$1,367,930

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES	$17,833	$50,913	$36,351	$191,931
COST OF REVENUES	5,848	9,271	16,619	113,188
GROSS PROFIT (LOSS)	11,985	41,642	19,732	78,743

OPERATING EXPENSES:
Selling, general and administrative	213,352	289,843	340,483	434,668
Salaries, wages and payroll taxes	225,053	236,195	451,304	473,200
Professional fees	37,049	59,955	67,953	107,228
Depreciation and amortization	12,757	19,547	25,514	49,558
Bad debt expense	–	–	–	–
Impairment expense	–	–	–	–
Loss/(Gain) on partial extinguishment of debt	–	–	4,234	–
TOTAL OPERATING EXPENSES	488,211	605,540	889,488	1,064,654

OPERATING LOSS	(476,226)	(563,898)	(869,756)	(985,911)

OTHER INCOME (EXPENSE):
Interest expense	(157,692)	(23,427)	(136,298)	(31,428)
Loss on convertible notes	67,385	–	67,385	–
Change in fair market of derivative liabilities	(212,766)	(90,103)	(86,588)	(90,103)
Loss on equity investment	–	–	–	–
Gain (loss) on the forgiveness of debt	(126,420)	–	(126,420)	181,055
Loss on Exceptional Costs	–	–	–	(18,772)
Loss on Disposal of Asset	–	(86,382)	–	(86,382)
Foreign currency exchange rate variance	–	737	–	(1,876)
TOTAL OTHER INCOME (EXPENSE)	(429,493)	(199,175)	(281,921)	(47,506)
				–
Net loss from continuing operations	(905,719)	(2,416,706)	(1,151,677)	(2,953,104)
Deferred tax expense	–	–	–	–
Net income (loss)	(905,719)	(763,073)	(1,151,677)	(1,033,417)
Net loss attributable to non-controlling interests	4,973	4,195	6,166	7,749
Net loss attributable to Darkpulse, Inc.	$(900,746)	$(758,878)	$(1,145,511)	$(1,025,668)
Net loss per share - basic and diluted	$(0.01)	$(0.13)	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	144,789,146	67,753,139	120,385,841	61,931,639

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET LOSS	$(905,719)	$(763,073)	$(1,151,677)	$(1,033,417)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(766,577)	1	(772,036)	1
COMPREHENSIVE LOSS	$(1,672,296)	$(763,072)	$(1,923,713)	$(1,033,416)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2026 and 2025

Unaudited

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	100	$1	88,235	$883	52,759,788	$5,276	12,727,778	$2,464,519
Common stock issued for cash, net of fees	–	–	–	–	6,325,093	633	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	1,250,000	–	(1,250,000)	–
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	1,096,350	110	(600,000)	(110)
Net loss	–	–	–	–	–	–	–	–
Balance at March 31, 2025	100	$1	88,235	$883	61,431,231	$6,018	10,877,778	$2,464,410

Common stock issued for cash, net of fees	–	–	–	–	8,648,350	865	–	–
Conversion of convertible debt into common stock	–	–	–	–	–	–	–	–
Issuance of common stock for legal settlement	–	–	–	–	3,750,000	–	(3,750,000)	(351,108)
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance at June 30, 2025	100	$1	88,235	$883	78,829,591	$6,883	7,127,778	$2,113,302

	Preferred Stock
	Series A		Series D		Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	100	$1	88,235	$883	90,904,606	$9,090	2,125,069	$1,950,123
Common stock issued for cash, net of fees	–	–	–	–	10,980,905	586	–	–
Conversion of convertible debt into common stock	–	–	–	–	8,833,636	884	–	–
Issuance of common stock for legal settlement	–	–	–	–	4,472,461	447	(4,472,461)	(69,205)
Common Stock to be issued	–	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	–	–	441,263,154	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at March 31, 2026	100	$1	88,235	$883	115,191,608	$11,007	438,915,762	$1,880,918

Common stock issued for cash, net of fees	–	–	–	–	17,393,661	1,739	–	–
Conversion of convertible debt into common stock	–	–	–	–	32,219,583	3,222	–	–
Issuance of common stock for legal settlement	–	–	–	–	14,318,336	1,432	–	(123,563)
Common Stock to be issued	–	–	–	–	15,900,000	1,590	–	–
Foreign currency adjustment	–	–	–	–	–	–	–	–
Common stock issued corrections	–	–	–	–	–	–	(438,915,762)	–
Net Income (loss)	–	–	–	–	–	–	–	–
Balance at June 30, 2026	100	$1	88,235	$883	195,023,188	$19,502	–	$1,757,355

DARKPULSE, INC.

Consolidated Statement of Stockholders' Deficit (Continued)

For the Three Months Ended March 31, 2026 and 2025

Unaudited

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2024	500	$(1,000)	$53,213,244	$1,207,006	$(1,627,086)	$71,259,677)	$(16,996,834)
Common stock issued for cash, net of fees	–	–	438,737	–	–	–	439,370
Issuance of common stock for legal settlement	–	–	–	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(395,675)	–	(395,675)
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(3,554)	–	(266,790)	(270,344)
Balance at March 31, 2025	500	$(1,000)	$52,651,982	$1,203,452	$(2,022,761)	$(71,526,469)	$(17,223,485)

Common stock issued for cash, net of fees	–	–	396,809	–	–	–	397,674
Issuance of common stock for legal settlement	–	–	351,108	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	(652,567)	–	(652,567)
Common stock issued for cash	–	–	–	–	–	–	–
Net loss	–	–	–	(4,195)	–	(758,877)	(763,073)
Balance at June 30, 2025	500	$(1,000)	$53,399,899	$1,199,257	$(2,675,328)	$(72,285,346)	$(18,241,450)

	Treasury stock		Additional paid-in	Non- controlling	Accumulated other comprehensive	Accumulated	Total stockholders’ deficit
	Shares	Amount	capital	interests	loss	deficit	(equity)
Balance at December 31, 2025	500	$(1,000)	$53,898,122	$1,248,238	$(2,399,122)	$(74,226,493)	$(19,520,159)
Common stock issued for cash, net of fees	–	–	133,305	–	–	–	133,891
Conversion of convertible debt into common stock	–	–	65,898	–	–	–	66,782
Issuance of common stock for legal settlement	–	–	68,758	–	–	–	–
Common Stock to be issued	–	–	–	–	–	–	–
Foreign currency adjustment	–	–	–	–	219,229	–	219,229
Net Income (loss)	–	–	–	(1,193)	–	(244,765)	(245,958)
Balance at March 31, 2026	500	$(1,000)	$54,166,083	$1,247,045	$(2,179,893)	$(74,471,258)	$(19,346,214)

Common stock issued for cash, net of fees	–	–	141,467	–	–	–	143,207
Conversion of convertible debt into common stock	–	–	151,859	–	–	–	155,081
Issuance of common stock for legal settlement	–	–	152,605	–	–	–	30,474
Common Stock to be issued	–	–	295,670	–	–	–	297,260
Common stock issued corrections			2,267				2,779
Foreign currency adjustment	–	–	–	–	(18,150)	–	(18,150)
Net Income (loss)	–	–	–	(4,973)	–	(900,746)	(905,719)
Balance at June 30, 2026	500	$(1,000)	$54,909,951	$1,242,072	$(2,198,043)	$(75,372,004)	$(19,641,283)

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,151,677)	$(1,033,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,514	49,558
Gain on forgiveness of payables and liabilities	(120,420)	181,055
Change in fair market of derivative liabilities	86,586	82,039
Loss on notes payable convertible option	67,385	–
Issuance of common stock for legal settlement	–	–
Amortization of debt discount	31,834	–
Bad debt expense	–	–
Exceptional Costs gain	–	25,260
Gain on partial extinguishment of debt	–	–
Changes in operating assets and liabilities:
Accounts receivable	(9,475)	(37,228)
Prepaid expenses and other assets	6,227	64,304
Accounts payable and accrued expenses	242,579	1,239,116
Operating lease liabilities, net	–	(527,409)
Other current liabilities	27,546	1,678
Other assets	5,486	449,556
Other liabilities	(1)	–
Net cash provided (used) in operating activities	(788,416)	494,513
Cash flows from investing activities:
Proceeds (purchases) of property and equipment	–	106,071
Investment in joint venture	–	–
Issuance of note receivable, related party	–	–
Intangible - License	(15,000)	–
Net cash provided (used) in investing activities	(15,000)	106,071
Cash flows from financing activities:
Issuance of common stock, net of fees	577,136	837,044
Proceeds from convertible notes	230,000	11,135
Net repayments of loan payable	(184,496)	(384,917)
Net cash provided (used) by financing activities	622,641	463,262
Net change in cash	(180,775)	1,063,845
Effect of exchange rate on cash	201,170	(1,048,242)
Cash at beginning of year	62,786	86,531
Cash at end of year	$83,182	$102,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,718	$8,863
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of convertible debt	$208,105	$–
Partial extinguishment of loan payable	$97,006	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

DARKPULSE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

DarkPulse, Inc. (“DPI” or “Company”) is a technology-security company incorporated in 1989 as Klever Marketing, Inc. (“Klever”). Its wholly-owned subsidiary, DarkPulse Technologies Inc. (“DPTI”), originally started as a technology spinout from the University of New Brunswick, Fredericton, Canada. The Company’s security and monitoring systems will initially be delivered in applications for border security, pipelines, the oil and gas industry and mine safety. Current uses of fiber optic distributed sensor technology have been limited to quasi-static, long-term structural health monitoring due to the time required to obtain the data and its poor precision. The Company’s patented BOTDA dark-pulse sensor technology allows for the monitoring of highly dynamic environments due to its greater resolution and accuracy.

The Company’s subsidiaries consist of: Terradata Unmanned PLLC, based in Florida; DarkPulse UK Ltd., based in the United Kingdom; Optilan India Pvt Ltd., based in Navi-Mumbai; Optilan Communications & Security Systems Ltd., based in Ankara Turkey; and DarkPulse Technologies – FZCO, based in Dubai, UAE.

Optilan India Pvt Ltd., operating in India, provides project engineering & design, system provisioning and contract bid services for the Company globally. Optilan Communications & Security Systems Ltd., provides project engineering & design, system provisioning and contract bid services for the Company throughout Europe.

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

Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2026 and 2025, the Company determined that the allowance for doubtful accounts was $0 and $0, respectively.

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

The relevant translation rates are as follows: for the six months ended June 30, 2026 a closing rate at 1.3259 US$GBP: a closing rate of .7185 US$:CAD, a closing rate of $.01056 INR:USD, a closing rate of $.02143 TRY:USD, a closing rate of .2723 UAE :USD.

The relevant translation rates are as follows: for six months ended June 30, 2025 a closing rate at 1.3454 US$: GBP, average rate at 1.2716 US$:GBP, and closing rate of 1.3695 US$:CAD.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2026, one customer accounted for 13% of gross accounts receivable.

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

Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of changes in stockholders’ equity. Net income (loss) and comprehensive income (loss) attributable to non-controlling interests are reflected separately from consolidated net income (loss) and comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and statements of changes in stockholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non- controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. The Company has non-controlling interests via its subsidiaries TerraData, Unmanned Remote Intelligence and Wildlife Specialists.

During the six months ended June 30, 2026 and 2025, the Company recorded a loss of $6,166 and $7,749 respectively, attributable to non- controlling interests.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the three months ended June 30, 2026 and 2025, the Company’s only element of other comprehensive loss was foreign currency translation.

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

Loss Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. In periods where the Company has a net loss, all dilutive securities are excluded. Potentially dilutive items outstanding as of June 30, 2026 and 2025 are as follows:

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company generated net losses of $1,151,677 and $1,033,417 during the six months ended June 30, 2026 and 2025, respectively, and net cash provided (used) in operating activities of $(788,416) and $494,513, respectively. As of June 30, 2026, the Company’s current liabilities exceeded its current assets by $20,047,874 and had an accumulated deficit of $75,372,004. As of June 30, 2026, the Company had $83,182 of cash.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by DarkPulse based on actual values as of September 11, 2024, and measurement period adjustments resulting from the Optilan India fiscal audit period April 2023 – March 2024 which was completed in December 2024 are as follows:

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Fair Value
Cash	$1,637	$199	$1,836
Accounts receivable	128,392	61,376	189,732
Other current assets	89,082	56,455	145,536
Property & equipment	35,595	(2,246)	33,349
Goodwill	181,478	(156,563)	24,770
Total assets	436,184	(40,779)	395,223
Assumed liabilities	371,184	56,755	314,247
Gain on acquisition	–	(15,976)	(15,976
Total Consideration for 100% of equity interests	$65,000	$–	$65,000

NOTE 5 – REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the six months ended June 30, 2026 and 2025:

	2026	2025
Services and products transferred at a point in time	$5,400	$25,994
Services and products transferred over time	30,951	165,937
Total revenue	$36,351	$191,931

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the six months ended June 30, 2026 and 2025:

	2026	2025
Products	$–	$–
Services	36,351	191,931
Total revenue	$36,351	$191,931

Revenue by geographic destination consisted of the following for the six months ended June 30, 2026 and 2025:

	2026	2025
North America	$5,400	$25,994
United Kingdom	–	–
Rest of world	30,951	165,937
Total revenue	$36,351	$191,931

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

Contract assets and liabilities on June 30, 2026 are $0.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31
	2026	2025
Accounts receivable	$1,059,699	$456,507
Less: Allowance for doubtful accounts	(631,012)	(37,295)
Accounts receivable, net	$428,687	$419,212

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Property and equipment	$607,553	$610,354
Leasehold improvements	–	–
Property and equipment at cost	607,553	610,354
Less - accumulated depreciation	(61,198)	(63,907)
Property and equipment, net	$546,355	$546,447

Depreciation expense was $0 and $49,558 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Patents - Intrusion Detection Intellectual Property

The Company relies on patent laws and restrictions on disclosure to protect its intellectual property rights. As of June 30, 2026 and 2025, the Company held three U.S. and foreign patents on its intrusion detection technology, which expire in calendar years 2025 through 2034 (depending on the payment of maintenance fees).

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

For the six months ended June 30, 2026 and 2025, the Company had patent amortization costs on its intrusion detection technology totaling $25,514 and $25,514, respectively. Patents costs are being amortized over the remaining life of each patent, which is from 7 to 16 years.

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

The following is a summary of the DPTI patents as of June 30, 2026 and 2025:

	June 30	December 31
	2026	2025
Patents	$904,269	$904,269
Less: accumulated amortization	(778,176)	(752,662)
Patents, net	$126,093	$151,607

Future expected amortization of patents is as follows: As of December 31,

2026	$51,028
2027	51,028
Thereafter	24,037
$126,093

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of June 30, 2026 and December 31, 2025:

	June 30	December 31
	2026	2025
Accounts payable	$15,086,491	$15,155,264
Accrued liabilities	3,768,939	3,777,091
Total accounts payable and accrued expenses	$18,855,430	$18,643,326

NOTE 10 – DEBT

Notes Payable current – convertible option

The Company uses the Black-Scholes Model to calculate the derivative value of its convertible debt. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. The values of the common stock used were based on the price at the date of issue of the debt security as of June 30, 2026 and 2025. In 2026 management determined the expected volatility ranging from 255.02% to 285.15%, a risk-free rate of interest ranging from 3.59% to 4.25%, and contractual lives of the debt of three to nine months. In 2025 management determined the expected volatility ranging from 167% to 235.41%, a risk-free rate of interest ranging from 3.98% to 4.7334%, and contractual lives of the debt of twelve months. Management made the determination to use an expected life rather than contractual life for the calculations for the matured debt as of June 30, 2026 and 2025.

As of June 30, 2026 and 2025, there was $231,150 and $208,150 of note payable debt principal outstanding. During the six months ended June 30, 2026 and 2025, $31,834 and $0 of the debt discount was amortized.

The summary of notes payable current – convertible option:

	June 30,	December 31,
	2026	2025
Principal Outstanding	$231,150	$208,150
Less: unamortized debt discount	(21,550)	(27,150)
Notes payable current – convertible option, net	$209,600	$181,000

The table below details the Company's outstanding notes payable current – convertible option and related derivative.

	Face Amount		Derivative Liability
	06/30/2026	12/31/2025	06/30/2026	12/31/2025
Vanquish Funding	$231,150	$316,098	$402,685	$316,099

During the six months ended June 30, 2026 and 2025, change in fair value of the derivative liability was $86,586 and $90,103, respectively. The following is a summary of the derivative liability:

Derivative Liability
Balances at December 31, 2025	$316,099
Reclassification of convertible note – Vanquish funding	(73,747)
Issuance of note payable convertible option – Vanquish funding	(209,600)
Conversion of note – Vanquish funding	251,513
Amortization of debt discount	(31,834)
Change in fair value	86,586
Balances at June 30, 2026	$402,685

Notes Payable – convertible option

On March 3, 2026, the Company entered into a promissory note for a principal of $65,550, which was funded on March 6, 2026. The note bears interest at a rate of 15% per annum and matures after six months.

On May 7, 2026, the Company entered into a promissory note for a principal of $77,050, which was funded on May 11, 2026. The note bears interest at a rate of 15% per annum and matures after six months.

On May 21, 2026, the Company entered into a promissory note for a principal of $77,000, which was funded on May 28, 2026. The note bears interest at a rate of 15% per annum and matures after six months.

Loans Payable

The Company’s RI and WS subsidiaries have various loans including Small Business Association (“SBA”) Economic Injury Disaster Loan (“EIDL’) loans, lines of credit and other advances. The loans bear interest with varying rates up to 9.25% per annum. The following is a summary of the loans payable at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
RI - line of credit	$71,285	$71,285
RI - Short-term loans	32,402	32,402
WS - line of credit	163,663	163,661
WS - Short-term loans	91,600	91,600
OPT – Optilan Communications & Security Ltd	789	857
Loans payable, current	$359,739	$359,805

RI - SBA EIDL	$102,597	$102,597
RI - long-term loans	55,506	55,506
WS - SBA EIDL	26,307	26,307
WS - long-term loans	–	97,006
Loans payable, non-current	$184,410	$281,416

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

For the years ended June 30, 2026 and 2025, the Company recorded interest expense of $7,077 and $6,699, respectively.

As of June 30, 2026, and December 31, 2025, the outstanding balance of the debenture liability totaled $481,081 and $614,756, respectively.

Future minimum required payments over the next three years and thereafter are as follows:

Period ending December 31,
2026	$140,846
2027	264,188
2028	76,047
$481,081

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, for all classes. As of June 30, 2026 and December 31, 2025, respectively, there were 88,335 and 88,335 total preferred shares issued and outstanding for all classes.

Common Stock

In accordance with the Company’s bylaws, the Company has authorized a total of 20,000,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 195,023,188 and 90,904,606 common shares issued, respectively.

2026 Transactions

On November 6, 2024 the Company entered into an Amendment to the 2023 Equity Financing Agreement with GHS, to which GHS agreed to Purchase $30,000,000 in shares of our Common Stock over the course of 12 months at 92% of the current market price.

The below table of puts from 1/03/2026 through 6 /30 /2026 were made by the Company under the 2024 EFA during 2026:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/12/2026	993,358	19,152	$0.000640	16,758
1/21/2026	1,018,493	17,518	$0.000640	15,237
1/29/2026	921,406	17,838	$0.000640	15,538
2/9/2026	1,172,568	19,136	$0.000400	16,226
2/20/2026	890,303	12,108	$0.000399	9,699
3/9/2026	876,614	10,379	$0.000320	8,097
3/17/2026	1,998,326	20,623	$0.000240	17,605
4/2/2026	2,011,019	14,961.98	$0.007440	12,357.11
4/14/2026	1,467,652	11,624	$0.007920	9,258
4/28/2026	3,453,487	24,021	$0.006956	17,973
5/15/2026	3,203,400	61,639	0.019242	50,608
6/26/2026	9,258,103	44,113	0.004765	35,287

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

Stock Options

As of June 30, 2026 and December 2025, the Company had no outstanding stock options.

NOTE 13 – INCOME TAXES

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	June 30,	June 30,
	2026	2025
Domestic:	$(1,054,854)	$(903,284)
Foreign:	(96,823)	(130,133)
	$(1,151,677)	$(1,033,417)

Provision for Income Taxes

Income tax expense (benefit) consisted of the following:

Current:
Federal	$–
State	–
Foreign	–
Total Current	–

Deferred:
Federal	$–
State	–
Foreign	–
Total Deferred	–

Total Provision	$–

The Company recorded no income tax expense or benefit for the three months ended June 30, 2026 due to the generation of losses and the application of a full valuation allowance against deferred tax assets.

Effective Tax Rate Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory rate to the reported income tax provision is as follows:

	Amount	% of Pretax Income
Tax benefit at 21% (statutory rate)	$(241,852)	-21.00%
State taxes, net of federal benefit	–	–%
Foreign rate differential	–	–%

Valuation allowance	241,852	21%
Other	–	–%
Total income tax expense	$–	0.0%

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

Net Operating Losses

As of June 30, 2026, the Company has a net operating loss (“NOL”) carryforward of approximately $26,485,942.

•	U.S. federal NOLs may be carried forward indefinitely.
•	Utilization is limited to 80% of taxable income in future periods
•	The NOLs may be subject to limitation under Internal Revenue Code Section 382 in the event of an ownership change.

Uncertain Tax Positions

The Company did not have any material unrecognized tax benefits as of June 30, 2026.

The Company files income tax returns in the United States and foreign jurisdictions. Tax years 2022 through 2025 remain subject to examination.

Foreign Earnings

The Company has not recorded a deferred tax liability related to outside basis differences in foreign subsidiaries, as such amounts are not material.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of June 30, 2026 and 2025 the Company had no uncertain tax positions.

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

Remote Intelligence and Wildlife Specialists Loan Payables

RI has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of RI’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of June 30, 2026 and December 31, 2025, the outstanding balance was $226,247.

WS has a loan payable with the former majority shareholder, who is a shareholder in the Company after the acquisition of 60% of WS’s membership interests. The loan is unsecured, non-interest bearing and due on demand. As of June 30, 2026 and December 31, 2025, the outstanding balance was $135,500.

Optilan India Pvt, Ltd. has loans payable with certain employees to support working capital and operating activities. The notes are unsecured, non-interest bearing and due on demand. As of June 30, 2026, and December 31, 2025 amounts due to employees totaled $1,298 and $3,875, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On July 8, 2026 the Company issued 8,792,188 shares of common stock for a total consideration of $41,815.05.

On July 21, 2026 the Company issued 5,188,589 shares of common stock for a total consideration of $24,272.04.

On August 3, 2026 the Company issued 3,583,045 shares of common stock for a total consideration of $13,967.80.

On July 13, 2026, the Company formed DarkPulse Aero LLC, a Delaware limited liability company, which is now a wholly owned subsidiary of the Company, in connection with the Company’s expansion into the Aerospace & Defense industry.

On August 5, 2026 the Company entered into a Promissory and Loan agreement for a total of $1,400,000 with interest accruing at 8% per annum and a maturity date of October 1, 2026. The proceeds are to be used in the connection with the acquisition of Aero Precision, LLC.

On August 5, 2026 the Company entered into a Promissory and Loan agreement for a total of $1,100,000 with interest accruing at 8% per annum and a maturity date of October 1, 2026. The proceeds are to be used in the connection with the acquisition of Aero Precision, LLC.

On August 5, 2026 the Company entered into a Promissory and Loan agreement for a total of $100,000 with interest accruing at 8% per annum and a maturity date of October 1, 2026. The proceeds are to be used in the connection with the acquisition of Aero Precision,

LLC.

On August 5, 2026 the Company entered into a Promissory and Loan agreement for a total of $100,000 with interest accruing at 8% per annum and a maturity date of October 1, 2026. The proceeds are to be used in the connection with the acquisition of Aero Precision, LLC.

On August 5, 2026 the Company entered into a Promissory and Loan agreement for a total of $80,000 with interest accruing at 8% per annum and a maturity date of October 1, 2026. The proceeds are to be used in the connection with the acquisition of Aero Precision, LLC.

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

In determining the fair value of the reporting unit, management estimated the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. This includes reviewing market comparables such as revenue multipliers and assigning certain assets and liabilities to the reporting units, such as the respective working capital deficits of each entity and debt obligations that would need to be assumed by a market participant buyer in an orderly transaction. The Company calculated the carrying amounts of the reporting unit by utilizing the entities’ assets and liabilities at June 30, 2026, including the carrying value of the identifiable intangible assets and goodwill assigned to the respective reporting unit.

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

Business Overview

DarkPulse, Inc., a Delaware corporation (the “Company” or “DarkPulse”), is a technology company focused on the manufacture, sale, installation, and monitoring of laser based systems for critical infrastructure/key resources monitoring based on its patented BOTDA dark-pulse sensor technologies and laser based systems for Aerospace & Defense utilizing a series of exclusive patents licensed to the company by the US Navy’s Naval Air Warfare Center Weapons Division and the United States Air Force. The Company develops, markets, and distributes a full suite of engineering, monitoring, installation and security management solutions for critical infrastructure/key resources to both industries and governments. Recently the company has entered the Aerospace & Defense industry with an initial focus on laser-based weapons targeting systems. The Company’s activities since inception have consisted of developing various solutions, obtaining patents and trademarks related to its technology, raising capital, acquisition of companies deemed to expand global operations and/or capabilities, creating key partnerships to expand our suite of products and services. Our activities have evolved to a sales-focused mission since the successful completion of our BOTDA system.

Headquartered in Phoenix, Arizona, DarkPulse is a globally-based technology company with presence through its subsidiaries in the United States, Canada, India, Turkey, and the United Arab Emirates. In addition to the Company’s BOTDA systems, through a series of strategic acquisitions and patent licenses the Company offers the manufacture, sale, installation, and monitoring of laser sensing systems, oil and gas pipeline leak detection, physical security services, telecommunications, defense and satellite communications services, artificial intelligence-based camera systems, railway monitoring services, drone and rover systems, and Big Data as a Service (“BDaaS”). The Company is focused on expanding services through acquisitions and partnerships to address global infrastructure and critical environmental resource challenges.

DarkPulse offers a full suite of engineering and environmental solutions that provide safety and security infrastructure projects. The sensing and monitoring capabilities offered by DarkPulse operate in the air, land, sea. We believe our patented technology provides rapid, precise analysis to protect and safeguard oil and gas pipelines above or below ground, physical security countermeasures, mining operations, and other critical infrastructure/key resources subject to vulnerability or risk. Our patented dark-pulse based BOTDA distributed fiber sensing system is best in class. We are able to monitor areas in around critical infrastructure buried or above ground including pipelines 100km or more in length and/ or localized pipes as small as eight CM DIA, detecting internal anomalies before catastrophic failure. We are developing an intelligent rock bolt to prevent casualties and fatalities in mining operations and include a real time sensor system that can detect the location and movement of personnel and equipment throughout a mining operation. We monitor airflow, air quality, temperature, seismic events, etc. Our sensors cover extended areas, protecting an area from intrusion by detecting events at any location along the sensing cable. Working safely every day is our first core value and employees at DarkPulse and our subsidiary companies are recognized experts in their fields, providing comprehensive services for all our clients' needs.

Our Subsidiaries

Our subsidiaries consist of: DarkPulse UK Ltd., a company headquartered in the United Kingdom; DarkPulse Technologies FZCO whose focus is in engineering, telecommunications, energy, rail, critical network infrastructure, pipeline integrity systems, renewables and security; Optilan India, PVT Ltd. located in Kilpauk, Chennai India and Optilan Communication & Security Systems, Ltd located in Ankara, Turkey which provides project engineering & design, system provisioning and contract bid services globally and throughout Europe. TerraData Unmanned, PLLC, a company headquartered in Florida who custom manufactures NDAA compliant drones and unmanned ground crawlers to meet the needs of its customers. In addition, on July 13, 2026, the Company formed DarkPulse Aero LLC, a Delaware limited liability company and wholly owned subsidiary focused on the Company’s Aerospace & Defense initiatives.

Current Operations

As a result of the liquidation of Optilan, (UK) Ltd. our current operations now include: DarkPulse, Inc., based in Phoenix, Arizona; DarkPulse Technologies FZCO in Dubai, UAE; Terradata Unmanned PLLC, based in Florida; Optilan India Pvt Ltd based in Navi-Mumbai and Optilan Communications & Security Systems Ltd, based in Ankara Turkey. Remote Intelligence, LLC and Wildlife Specialists, LLC are no longer providing services as a result of redundant service offerings that are now being offered by TerraData Unmanned. DarkPulse Manufacturing Inc. (formerly TJM Electronics West, Inc.) is no longer providing products or services as a result of those products and services now being contracted through Sanmina Corp (NASDAQ: SANM).

We have recently completed development activities of our Gen. 4 dark-pulse BOTDA system and are pending a Purchase Order issuance to our contract manufacturer Sanmina Corp for full manufacturing of our patented BOTDA sensor system hardware. We currently expect to submit a Purchase Order to Sanmina Corp during the fourth quarter of 2026, subject to the availability of sufficient working capital, completion of final engineering specifications, and other conditions. There can be no assurance that we will submit such Purchase Order on the anticipated timeline, or at all. This expectation constitutes a forward-looking statement subject to the cautionary factors described herein. We base our claims related to the technologies capabilities from both experimental data obtained during the creation of the patent as well as real world POC deployments beginning in 2009 with most recent deployment in 2021. There are also papers submitted and published via IEEE and available online. The system components include: patented hardware containing various electronic components and lasers, proprietary software utilized to collect analog data and convert that data to digital data, and a user interface utilizing proprietary software as well as Unity game engine for the VR capability component of the User Interface. Deployment of the system begins with engineering design based on Scope requirements and installation environment. Fiber optic cable is then installed into the medium to be monitored. The system is then provisioned remotely by optical engineers.

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

Below is a table of all puts made by the Company under the EFA during the year ended December 31, 2025:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts ($)	Effective Price per Share ($)	Net Proceeds ($)
1/6/2025	183,202	23,450	0.000640	20,783
1/14/2025	256,077	32,778	0.000640	29,458
1/24/2025	395,308	50,619	0.000640	46,050
1/30/2025	695,043	55,603	0.000400	50,686
2/7/2025	622,323	49,786	0.000399	45,276
2/18/2025	657,228	42,063	0.000320	38,093
2/28/2025	710,373	34,098	0.000240	30,686
3/10/2025	663,499	31,848	0.000240	25,594
3/18/2025	1,122,820	53,895	0.000240	40,098
3/28/2025	1,019,222	65,230	0.000240	59,364
4/4/2025	653,076	41,797	0.000320	37,846
4/14/2025	895,072	42,963	0.000240	38,931
4/23/2025	906,671	58,027	0.000320	52,940
5/1/2025	1,126,922	46,844	0.000249	42,540
5/9/2025	941,402	43,273	0.000190	39,219
5/21/2025	949,987	30,400	0.000160	27,247
5/30/2025	1,127,583	36,083	0.000160	32,532
6/10/2025	1,130,457	54,262	0.000240	49,439
6/20/2025	917,188	44,025	0.000236	36,912
7/2/2025	1,157,985	37,055	0.000160	30,744
7/21/2025	1,368,561	43,793	0.000160	37,732
8/22/2025	426,994	13,664	0.000160	11,067
9/4/2025	537,621	17,204	0.000160	14,200
9/12/2025	428,311	13,706	0.000160	9,939
9/23/2025	552,036	17,665	0.000149	13,106
10/1/2025	572,888	18,333	0.000160	13,640
10/10/2025	576,942	18,462	0.000160	13,744
10/28/2025	959,040	17,570	0.018320	15,213
11/11/2025	952,716	12,576	0.013200	10,648
11/28/2025	1,053,329	10,449	0.009920	8,624
12/9/2025	1,677,132	50,582	0.030160	45,909
12/18/2025	1,246,067	24,822	0.019920	22,006
Total	26,498,067	1,132,925		993,542

Below is a table of all puts made by the Company under the EFA during the quarter ended June 30, 2026:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds

4/2/2026	2,011,019	$14,962	$0.007440	$12,357.11
4/14/2026	1,467,652	$11,624	$0.007920	$9,258
4/28/2026	3,453,487	$24,021	$0.006956	$17,973
5/15/2026	3,203,400	$61,639	$0.019242	$50,608
6/26/2026	9,258,103	$44,113	$0.004765	$35,287
	19,393,661	$156,359		$125,483

Going Concern Uncertainty

As shown in the accompanying financial statements, we generated net losses of $1,151,677 and $1,033,417 for the six-months ended June 30, 2026 and 2025, respectively, and net cash provided (used) in operating activities of $(788,416) and $494,513, respectively. As of June 30, 2026, the Company’s current liabilities exceeded its current assets by $20,047,874 and has an accumulated deficit of $75,372,004. As of June 30, 2026, the Company had $83,182 of cash. The Optilan (UK) Limited liquidation is ongoing; the Company is an unsecured creditor with approximately $19.4 million in intercompany payables due from Optilan (UK), which have been fully impaired. There can be no assurance that the Company will recover any portion of these amounts.

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

Results of Operations

For the Three-Months Ended June 30, 2026 and 2025

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

For the three-months ended June 30, 2026, total revenues were $17,833 compared to $50,913 for the three-months ended June 30, 2025, a decrease of $33,080 . The decrease was due to lower revenues from Optilan India. The breakdown of revenues by entity for the three-months ended June 30, 2026 and 2025 is as follows:

	Three-Months Ended June 30
	2026	2025
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData Unmanned	2,700	11,794
DarkPulse	–	–
Optilan India	15,133	39,119
	$17,833	$50,913

Cost of Revenues and Gross Margin

For the three-months ended June 30, 2026, cost of revenues was $5,848 compared to $9,271 for the three-months ended June 30, 2025, a decrease of $3,423. The decrease was attributable to lower revenue generation from Optilan India.

Gross profit for the three-months ended June 30, 2026 was $11,985 with a gross margin of 67% compared to $41,642 for the three-months ended June 30, 2025 with a gross margin of 82%.

Operating Expenses

Selling, general and administrative expenses for the three-months ended June 30, 2026 decreased by $76,491 to $213,352 from $289,843 for the three-months ended June 30, 2025.

Salaries, wages and payroll taxes for the three-months ended June 30, 2026 decreased to $225,053 from $236,195 for the three-months ended June 30, 2025. The decrease was a result of a cumulative 2025 accrual adjustment.

Professional fees for the three-months ended June 30, 2026 decreased by $22,906 to $37,049 from $59,955 for the three-months ended June 30, 2025. The decrease is attributable to reduced legal and consulting fees.

Depreciation and amortization for the three-months ended June 30, 2026 decreased to $12,757 from $19,547 for the three-months ended June 30, 2025. The decrease is a result of disposition of certain assets.

Other Income (Expense)

For the three-months ended June 30, 2026, we had other income of ($429,493) compared to ($199,175) during the three-months ended June 30, 2025. The variance is attributable to higher interest expense, change in fair market of derivatives.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $905,719 and $2,416,706 for the three-months ended June 30, 2026 and 2025, respectively.

For the Six-Months Ended June 30, 2026 and 2025

Revenues

For the six-months ended June 30, 2026, total revenues were $36,351 compared to $191,931 for the six-months ended June 30, 2025, a decrease of $155,580. The decrease was due to lower revenues generated by subsequent Unmanned and Optilan India Pvt, Ltd. The breakdown of revenues by entity for the six-months ended June 30, 2026 and 2025 is as follows:

	Six-Months Ended June 30
	2026	2025
Optilan	$–	$–
Wildlife	–	–
TJM	–	–
Remote Intelligence	–	–
TerraData Unmanned	5,400	25,994
DarkPulse	–	–
Optilan India	30,951	165,931
	$36,351	$191,931

Cost of Revenues and Gross Margin

For the six-months ended June 30, 2026, cost of revenues was $16,619 compared to $113,188 for the six-months ended June 30, 2025, a decrease of $96,569. The decrease was attributable to lower revenues from Terradata Unmanned and Optilan India Pvt, Ltd.

Gross (loss)/profit for the six-months ended June 30, 2026 was $19,732 with a gross margin of 54% compared to $78,743 for the six-months ended June 30, 2025 with a gross margin of 41%.

Operating Expenses

Selling, general and administrative expenses for the six-months ended June 30, 2026 decreased by $94,185 to $340,483 from $434,668 for the six-months ended June 30, 2025.

Salaries, wages and payroll taxes for six-months ended June 30, 2026 decreased to $451,304 from $473,200 for the six-months ended June 30, 2025. The decrease is primarily consisted of decreased headcount at Optilan India Pvt, Ltd.

Professional fees for the six-months ended June 30, 2026 decreased by $39,275 to $67,953 from $107,228 for the six-months ended June 30, 2025 due to a decrease in legal fees.

Depreciation and amortization for six-months ended June 30, 2026 decreased to $25,514 from $49,558 for the six-months ended June 30, 2025. This decrease is attributable to the lease termination for DarkPulse Inc. and DarkPulse Electronics Manufacturing Inc.

During the six-months ended June 30, 2026 and 2025, the Company recorded $0 and $0, respectively, in impairment on the Company’s goodwill and intangible assets.

Other Income (Expense)

For the six-months ended June 30, 2026, we had other expense of ($281,921) compared to other expense of ($47,506 ) during the six months ended June 30, 2025. This increase is due to an increased interest expense, gain on disposal of asset, offset by a reduction in gain on forgiveness of debt, exceptional costs and disposal of asset.

Net Loss from Continuing Operations

As a result of the above, we reported a net loss of continuing operations of $1,151,677 and $1,033,417 for the six-months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

We require working capital to fund the continued development and commercialization of our proprietary fiber optic sensing devices, and for operating expenses.

During the three-months ended June 30, 2026, we had $143,207 in cash proceeds from our equity financings compared to $397,674 in the six-months ended June 30, 2025.

During the six-months ended June 30, 2026, we had $577,136 in cash proceeds from our equity financings compared to $837,044 in the six-months ended June 30, 2025.

As of June 30, 2026, we had cash of $83,182 compared to $102,134 as of June 30, 2025. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. As of June 30, 2026, our current liabilities exceeded our current assets by $20,047,874.

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

Cash Flows from Operating Activities

During the six-months ended June 30, 2026, net cash used in operating activities was $788,416 resulting from our net loss of $1,151,677, partially offset by non-cash charges of $95,133. In 2025, we had net cash provided in operating activities of $494,513 resulting from our net loss of $1,033,417, partially offset by non-cash charges of $337,912 primarily driven by our gain on forgiveness of debt and termination of lease.

Cash Flows from Investing Activities

During the six-months ended June 30, 2026, we had net cash provided/(used) in investing activities of ($15,000).

During the six-months ended June 30, 2025, we had net cash provided in investing activities of $106,071.

Cash Flows from Financing Activities

During the six-months ended June 30, 2026, net cash provided by financing activities was $622,641 which was primarily comprised of proceeds from the issuance of common stock of $577,136 and proceeds from convertible notes $230,000, offset by repayments of loans payable.

During the six-months ended June 30, 2025, net cash provided by financing activities was $463,262 which was primarily comprised of proceeds from the issuance of common stock of $837,044 offset by repayments of loans payable of ($384,917).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Dennis O’Leary, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. O’Leary evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2026. Based on his evaluation, Mr. O’Leary concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a table of all puts made by the Company under the EFA during the quarter ended June 30, 2026:

Date of Put	Number of Common Shares Issued	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
4/2/2026	2,011,019	$14,962	$0.007440	$12,357
4/14/2026	1,467,652	$11,624	$0.007920	$9,258
4/28/2026	3,453,487	$24,021	$0.006956	$17,973
5/8/2026	3,203,400	$61,639	$0.019242	$50,608
6/26/2026	9,258,103	$44,113	$0.004765	$35,287
	28,374,566	$290,250		$239,522

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $10,038 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to the EFA.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkPulse, Inc.

Date: August 19, 2026	By	/s/ Dennis O’Leary
Dennis O’Leary, Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

